Form 10QSB
period 1996-03-31
HEMAGEN DIAGNOSTICS INC
filed 1996-05-23
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended                  Commission File number
           March 31, 1996                                  1-11700


                          HEMAGEN DIAGNOSTICS, INC.
      (Exact name of Small Business Issuer as Specified in its Charter)


               Delaware                               04-2869857
        (State of Organization)                    (I.R.S. Employer
                                                Identification Number)


             34-40 Bear Hill Road, Waltham, Massachusetts  02154
             (Address of principal executive offices, Zip Code)


                               (617) 890-3766
              (Issuer's telephone number, including area code)


      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]

      As of March 31, 1996, there were 6,766,005 shares of Common Stock, $.01 par value per share, of the issuer outstanding.



                          HEMAGEN DIAGNOSTICS, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NUMBER
                                                                       -----------

         Item 1.   Financial Statements

                   Consolidated Balance Sheets; March 31, 1996 and
                   September 30, 1995                                        2

                   Consolidated Statements of Operations; three months
                   ended March 31, 1996 and 1995 and six months ended
                   March 31, 1996 and 1995                                   4

                   Consolidated Statements of Cash Flows; six months
                   ended March 31, 1996 and 1995                             5

                   Notes to Consolidated Financial Statements                6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8


PART II. OTHER INFORMATION

         Item 5.   Other Information.                                       14

         Item 6.   Exhibits and Reports on Form 8-K.                        14


PART I   -   Financial Information

Item 1.      Financial Statements
             --------------------


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------

                                                           March 31,     September 30,
                                                           1996          1995
                                                           ----------    -------------

Current Assets:
  Cash and cash equivalents                                $   483,381    $1,333,067
  Short-term investments (Note B)                            1,957,264       803,000
  Accounts and other receivables, less allowance for
   doubtful accounts of $65,400 at March and $26,900
   at September                                              1,791,941       949,254
  Inventories                                                3,253,640     1,084,926
  Prepaid expenses and other current assets                    224,950       195,140
                                                           -------------------------
      Total current assets                                   7,711,176     4,365,387


Property and Equipment:
  Fixed assets                                               4,530,898     3,374,797
  Less accumulated depreciation                              1,180,760       836,515
                                                           -------------------------
                                                             3,350,138     2,538,282

Intangible assets (net)                                      1,626,767            --
Other assets                                                   112,078       401,414
                                                           -------------------------
                                                           $12,800,159    $7,305,083
                                                           =========================


See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31,     September 30,
                                                           1996          1995
                                                           -----------   -------------

Current Liabilities:
  Accounts payable and accrued expenses                    $ 1,365,485    $  792,574
  Notes Payable                                                     --       382,584
  Current portion of long-term debt                            758,183       672,073
                                                           -------------------------
      Total current liabilities                              2,123,668     1,847,231
                                                           -------------------------

Long-term debt, less current portion                         2,015,987     3,593,566
                                                           -------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000 shares
   authorized; none issued                                          --            --
  Common stock, $.01 par value - 30,000,000 shares
   authorized; issued and outstanding: 6,766,005 at
   March and 3,162,000 at September                             67,660        31,620
  Additional paid-in capital                                12,609,242     5,154,912
  Accumulated deficit                                       (4,010,398)   (3,316,246)
                                                           -------------------------
                                                             8,666,504     1,870,286
  Receivable from stockholder                                   (6,000)       (6,000)
                                                           -------------------------
                                                             8,660,504     1,864,286
                                                           -------------------------
                                                           $12,800,159    $7,305,083
                                                           =========================


See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended          Six Months Ended
                                            March 31,                   March 31,
                                            ------------------------    ------------------------
                                            1996          1995          1996          1995
                                            ----------    ----------    ----------    ----------

Revenues:
  Product sales                             $2,124,660    $  764,293    $3,666,704    $1,277,708
License and contract revenue                    10,000            --        20,000            --
                                            ----------------------------------------------------
                                             2,134,660       764,293     3,686,704     1,277,708

Costs and expenses:
  Cost of product sales                      1,392,424       426,767     2,253,235       697,217
  Research and development                     179,991       137,589       323,425       320,507
  Selling, general and administrative          891,973       491,987     1,504,652       988,205
                                            ----------------------------------------------------
                                             2,464,388     1,056,343     4,081,312     2,005,929
                                            ----------------------------------------------------
  Operating Loss                              (329,728)     (292,050)     (394,608)     (728,221)

Other income (expense), net                   (159,859)        8,545      (299,544)        4,841

  Loss before income taxes                    (489,587)     (283,505)     (694,152)     (723,380)
                                            ----------------------------------------------------
Provision for income taxes                          --            --            --            --
                                            ----------------------------------------------------

  Net Loss                                  $ (489,587)   $ (283,505)   $ (694,152)   $ (723,380)
                                            ====================================================

Net loss per share                          $    (0.11)   $    (0.09)   $    (0.18)   $    (0.23)
                                            ====================================================

Weighted average shares outstanding          4,533,404     3,154,133     3,840,167     3,152,044
                                            ====================================================


See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) OF CASH AND CASH EQUIVALENTS (UNAUDITED)


                                                                Six Months Ended
                                                                March 31,
                                                                ------------------------
                                                                1996           1995
                                                                ----------     ---------

Cash flows from operating activities:
  Net Loss                                                      $ (694,152)    $(723,380)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
    Depreciation and amortization                                  302,965       148,701
    Changes in assets and liabilities net of effect of
     acquisition of business:
      Accounts and other receivables                                17,202        69,230
      Prepaid expenses and other current assets                     46,462      (103,738)
      Refundable income taxes                                           --        17,661
      Inventory                                                   (539,645)     (141,919)
      Accounts payable and accrued expenses                        246,565       117,011
                                                                ------------------------
      Net cash used by operating activities                       (620,603)     (616,434)
                                                                ------------------------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                 (4,920,648)           --
  Purchase of property and equipment                              (109,824)     (224,135)
  Other assets                                                     289,336      (120,508)
  Payment of note payable                                         (382,584)           --
  Proceeds from (issuance of) short-term investments            (1,154,264)      400,000
                                                                ------------------------
      Net cash provided (used) by investing activities          (6,277,984)       55,357
                                                                ------------------------

Cash flows from financing activities:
  Proceeds from issuances (payments) of  long-term debt, net      (610,219)      939,626
  Proceeds from the issuance of Common Stock                        27,228        24,000
  Additional-paid-in-capital                                     6,631,892        35,000
                                                                ------------------------
      Net cash provided by financing activities                  6,048,901       998,626
                                                                ------------------------

      Net increase (decrease) in cash and cash equivalents        (849,686)      437,549

Cash and equivalents at beginning of year                        1,333,067       321,677
                                                                ------------------------

  Cash and cash equivalents at end of period                    $  483,381     $ 759,226
                                                                ========================


See Notes to Consolidated Financial Statements.



                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 28, 1995.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended March 31, 1996. Operating results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE B - DEBT CONVERSION AND ISSUANCE OF WARRANTS

      $881,250 of convertible promissory notes were converted into common stock at a conversion price of $1.00 per share during the period of this report. 100,000 warrants allowing the holder to purchase common stock at $1.00 per share were issued during the period. The value of these warrants has been estimated at $.50 each.


NOTE C - ACQUISITION OF REAGENTS APPLICATIONS, INC.

      The Company's business acquisition, based on estimated fair values of assets acquired and liabilities assumed, involved the following:

      Fair value of assets acquired, other than
       cash and cash equivalents:                      $5,246,994
      Liabilities assumed:                               (326,346)
                                                       ----------
      Cash payments made:                              $4,920,648
                                                       ==========


NOTE D - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in certificates of deposit. Accordingly, the investments are subject to minimal credit and market risk.

      Effective October 1, 1994, the Company adopted Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities . All of the Company's investments are classified as available-for-sale. No realized or unrealized gain or loss was incurred during the period.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since its inception, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. The Company and its subsidiaries presently have more than 100 different test kits available for general sale, over 90 of which have received United States Food and Drug Administration ("FDA") clearance for sale in the United States.

Results of Operations

The Three Month Period Ended March 31, 1996 Compared to the Three Month Period Ended March 31, 1995

      Revenues increased to approximately $2,135,000 from approximately $764,000 (179%), primarily as a result of (i) sales from the Company's
July 1, 1995 acquisition of the VIRGO(R) product line, (ii) sales from the Company's March 1, 1996 acquisition of Reagents Applications, Inc.
("RAI"), a wholly owned subsidiary of Kone Holdings, Inc.   (See Liquidity
and Capital Resources, below) and (iii) contract manufacturing sales to Carter-Wallace. (See Liquidity and Capital Resources).

      Cost of product sales increased to approximately $1,392,000 from approximately $427,000 (225%), and increased as a percentage of product sales from 56% to 65% due to lower gross margin Carter-Wallace and VIRGO(R) sales, the effect of purchase accounting on the RAI subsidiary and an increase in the amount of inventory scrapped during the period.

      Research and development expenses increased to approximately $180,000 from approximately $138,000 (31%), primarily due to increased facilities and payroll costs and the addition of RAI and VIRGO(R) related research and development expenses. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products. On March 15, 1996 the Company received clearance to market an improved clinical diagnostic test to measure levels of C-Reactive Protein in human blood.

      Selling, general and administrative expenses increased to approximately $892,000 from approximately $492,000 (81%), primarily due to expenses at RAI, increased expenses at the Company's foreign subsidiary, Hemagen Diagnosticos Comercio, Importacacao e Exportacao, Ltda. ("HDC") relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil, increased expenses related to financing and the RAI acquisition and increased payroll and payroll benefits.

      Net other expense (income) changed to a net expense of approximately $160,000 from net income of approximately $9,000 due to an increase in interest expense resulting from financing activities the Company has entered into. These financing activities include a $2,000,000 private placement offering completed in September, 1995, (See Liquidity and Capital Resources) lease agreements entered to acquire machinery and equipment and expenses related to the issuance of warrants during the period.

      Net loss increased to approximately $490,000 from $284,000, primarily due to higher selling, general and administrative expenses, increased other expenses and a decrease in gross margin percentage. There were several unusual expenses during the period which contributed to the increased net loss. These include adjustments to RAI's inventory to conform with requirements of purchase accounting, negative variance to standard cost at RAI resulted from an effort reduce excess inventory by reducing production, public relations and financing expenses undertaken to complete the acquisition of RAI, severance expense at RAI and expense related to warrants issued to an investor. The total of these unusual expenses were approximately $300,000. This was partially offset by an increase in RAI, VIRGO(R) and Carter-Wallace sales.

The Six Month Period Ended March 31, 1996 Compared to the Six Month Period Ended March 31, 1995

      Revenues increased to approximately $3,687,000 from approximately $1,278,000 (188%), primarily as a result of (i) sales from the Company's July 1, 1995 acquisition of the VIRGO(R) product line, (ii) sales from the Company's March 1, 1996 acquisition of RAI. (See Liquidity and Capital Resources, below) and (iii) contract manufacturing sales to Carter-Wallace. (See Liquidity and Capital Resources, below).

      Cost of product sales increased to approximately $2,253,000 from approximately $697,000 (223%), and increased as a percentage of product sales from 55% to 61% due to lower gross margin Carter-Wallace and VIRGO(R) sales, the effect of purchase accounting on the RAI subsidiary and the increase in the amount of inventory scrapped during the period.

      Research and development expenses increased to approximately $323,000 from approximately $321,000 (1%), primarily due the addition of RAI and VIRGO(R) related research and development expenses. This was partially offset by lower raw material costs. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products. On March 15, 1996 the Company received clearance to market an improved clinical diagnostic test to measure levels of C-Reactive Protein in human blood.

      Selling, general and administrative expenses increased to approximately $1,505,000 from approximately $988,000 (51%), primarily due to expenses at RAI, increased expenses at HDC relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil, increased expenses related to financing and the RAI acquisition and increased payroll and payroll benefits.

      Net other expense (income) changed to a net expense of approximately $300,000 from net income of approximately $5,000 due to an increase in interest expense due to financing activities the Company has entered into. These financing activities include a $2,000,000 private placement offering completed in September, 1995, (See Liquidity and Capital Resources) lease agreements entered to acquire machinery and equipment and expenses related to the issuance of warrants during the quarter.

      Net loss decreased to approximately $694,000 from $723,000, primarily due to an increase in RAI, VIRGO(R), Carter-Wallace and HDC sales. This was partially offset by increased selling, general and administrative expenses, increased other expenses and a decrease in gross margin percentage.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, a bridge loan, lease financing arrangements, borrowings from nonaffiliates and related parties, cash flow from operations and private placements completed September, 1995 and March, 1996. In September 1995, the Company completed a $2,000,000 private placement offering. In March 1996, the company completed a private placement offering of approximately 2,695,300 shares which provided net proceeds of approximately $6,579,000, after deduction of offering costs amounting to $833,000.

      On March 1, 1996 the Company acquired 100% of the outstanding stock
of RAI from Kone Holdings, Inc. for $5,200,000 in cash.   Of this amount
approximately $465,000 had been prepaid as a deposit against the final
purchase price or given as a credit against the purchase price.   RAI is a
manufacturer of diagnostic test kits which focus in the areas of clinical chemistry and serum proteins. RAI presently has approximately 60 test kits which have received FDA clearance for sale in the United States. In 1995, RAI had product sales of approximately $5,774,000. Management believes that the addition of this subsidiary complements the Company's existing businesses.

      On March 19, 1996 the Company completed a private placement equity offering which provided proceeds (net of expenses) of $6,579,000. The offering consisted of approximately 2,695,000 units of one share of share of common stock and one warrant for $2.75 per unit. The warrant will be tradable upon registration, expires in 5 years, and provides the option to purchase one share of common stock for $2.75. The proceeds were used to purchase RAI, reduce corporate debt and to provide additional working capital for the Company.

      At March 31, 1996, the Company's working capital was approximately $5,588,000 compared to working capital of approximately $2,518,000 at September 30, 1995. This increase was principally due to Company's private placement offering and the acquisition of net working capital from RAI. This was partially offset by the cash payment used to acquire RAI and by the year to date operating losses.

      Inventory balances increased from approximately $1,085,000 on September 30, 1995 to approximately $3,254,000 on March 31, 1996, due to the purchase of RAI inventory and the purchase of approximately $491,000 worth of raw inventory from Carter Wallace during the six month period. Accounts payable and accrued expenses increased from approximately $793,000 to approximately $1,365,000 primarily due to the purchase of RAI payables and the Carter Wallace inventory purchases. The Carter Wallace purchases will be paid for over a two year period. Notes payable of approximately $380,000 were paid in December, 1995.

      In December, 1994 the Company entered into a five-year agreement with Carter-Wallace, Inc. to manufacture a broad range of diagnostic test kits for its Wampole Division. The transfer of technology from Carter-Wallace to the Company was completed during the quarter ended March 31, 1996.

      On July 1, 1995 the Company acquired assets relating to a line of diagnostic test kits from Schiapparelli Biosystems, Inc. for a $1 million dollar cash payment and a note for an additional $380,000 that was paid on December 15, 1995. The VIRGO(R) line of test kits, based on immunofluorescence technology, is used in the detection of infectious and autoimmune disease and complement the Company's existing product line.

      In September 1995, the Company completed a private placement, resulting in net proceeds of approximately $2,000,000 which was raised through the issuance of unsecured promissory notes ("Notes"), which mature August 1997 and bear interest at the rate of 13% per annum. The Notes are convertible at the election of the holders into Common Stock at the conversion price of $1.00 per share. The Company may force the conversion of the Notes following the registration of the shares underlying the Notes if the market price of the Company's Common Stock, as quoted on NASDAQ, equals or exceeds $3.00 per share for five consecutive days. This requirement was met as of January 26, 1996 and the Company anticipates forcing the conversion of the remaining Notes during the quarter ending June 30, 1996. In January, 1996 the Company retired $450,000 of the Notes for $450,000 in cash and 100,000 warrants allowing the holder to purchase common stock at $1.00 per share. The registration statement for the 1,550,000 shares of Common Stock underlying the Notes was declared effective on January 11, 1996. On March 1, 1996 the registration became ineffective due to the RAI purchase pending the filing of an amendment to the registration statement. As of April 25, 1996 approximately $887,500 worth of Notes have been converted into Common Stock.

      At April 1, 1996 the Company had capital finance arrangements with three companies totaling approximately $2,112,000. The Company used this financing to acquire blood-typing machines and other equipment. The Company is required to pay an average of $73,000 per month in the aggregate under these arrangements during fiscal 1996. The arrangements run through 1998.

      Management believes its cash and cash equivalents and short-term investments, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

Impact of Inflation

      Domestic inflation during the last three fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

New Accounting Pronouncement

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 allows the Company to account for its stock-based employee compensation plans based upon either a fair value method or the intrinsic value method currently followed by the Company. If the current method is retained, SFAS 123 requires certain additional disclosures regarding the impact which the fair value method would have on the results of the Company's operations. The Company expects to retain its current method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations. Adoption of SFAS 123 is required for financial statements of fiscal years beginning after December 15, 1995. The Company will implement the disclosure requirements of SFAS 123 as required.



                         PART II - Other Information


Items 1 through 5:    Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  See Exhibit 11 attached.

        (b) Reports on Form 8-K. On March 14, 1996 the Company filed a form 8-K related to the purchase of RAI.

             The following financial statements were filed with the form 8-K.

             Audited Financial Statements for RAI as of December 31, 1994 and 1993.

             On March 28, 1996 the Company filed a form 8-K/A amending the following items, financial statements, exhibits or other portions of the 8-K filed on March 14, 1996.

             1.  The Company's pro forma combined financial information.

             2. Unaudited quarterly financial information for RAI as of December 31, 1995.



                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                        Hemagen Diagnostics, Inc.
                                        ------------------------------------
                                        (Registrant)



May 2, 1996                             /s/ Carl Franzblau
- --------------------------              ------------------------------------
                                        (Signature)
                                        Carl Franzblau
                                        Chief Executive Officer

May 2, 1996                             /s/ William Franzblau
- --------------------------              ------------------------------------
                                        (Signature)
                                        William Franzblau
                                        Chief Financial Officer



                                EXHIBIT INDEX


Exhibit
  No.        Title
- -------      -----

  11         Statement of Computation of per share net loss.