Form 10QSB
period 1996-06-30
HEMAGEN DIAGNOSTICS INC
filed 1996-08-07
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended      June 30, 1996

           Commission File number              1-11700



                          HEMAGEN DIAGNOSTICS, INC.
     ---------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)


          Delaware                                  04-2869857
  -----------------------            ---------------------------------------
  (State of Organization)            (I.R.S. Employer Identification Number)


             34-40 Bear Hill Road, Waltham, Massachusetts  02154
     ---------------------------------------------------------------------
             (Address of principal executive offices, Zip Code)


                               (617) 890-3766
     ---------------------------------------------------------------------
              (Issuer's telephone number, including area code)


      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  [X]      No  [ ]


      As of August 1, 1996 there were 7,620,890 shares of Common Stock, $.01 par value per share, of the issuer outstanding.



                          HEMAGEN DIAGNOSTICS, INC.

                                    INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE NUMBER
                                                                          -----------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets; June 30, 1996 and
                  September 30, 1995                                            2

                  Consolidated Statements of Operations; three months
                  ended June 30, 1996 and 1995 and nine months ended
                  June 30, 1996 and 1995                                        4

                  Consolidated Statements of Cash Flows; nine months
                  ended June 30, 1996 and 1995                                  5

                  Notes to Consolidated Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           8


PART II. OTHER INFORMATION

         Item 5.    Other Information.                                         13

         Item 6.    Exhibits and Reports on Form 8-K.                          13



PART I  -  Financial Information

Item 1.    Financial Statements
           --------------------


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS

                                                     June 30,       September 30,
                                                       1996             1995
                                                    -----------     -------------

Current Assets:
  Cash and cash equivalents (note D)                $   376,126     $1,333,067
  Short-term investments (note D)                     1,493,048        803,000
  Accounts and other receivables, less allowance
   for doubtful accounts of $54,000 at June and
   $26,900 at September                               1,743,856        949,254
  Inventory                                           3,012,984      1,084,926
  Prepaid expenses and other current assets             325,893        195,140
                                                    --------------------------
      Total current assets                            6,951,907      4,365,387


Property and Equipment:
  Fixed assets                                        4,407,954      3,374,797
  Less accumulated depreciation                       1,384,865        836,515
                                                    --------------------------
                                                      3,023,089      2,538,282

Intangible assets (net)                               1,604,335             --
Other assets                                             31,831        401,414
                                                    --------------------------
                                                    $11,611,162     $7,305,083
                                                    ==========================



See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,       September 30,
                                                       1996             1995
                                                    -----------     -------------


Current Liabilities:
  Accounts payable and accrued expenses             $ 1,174,775     $  792,574
  Notes payable                                              --        382,584
  Current portion of long-term debt                     433,195        672,073
                                                    --------------------------
      Total current liabilities                       1,607,970      1,847,231
                                                    --------------------------

Long-term debt, less current portion (note B)           646,936      3,593,566
                                                    --------------------------
Stockholders' Equity (note E):
  Preferred stock, no par value - 1,000,000 shares
   authorized; none issued                                   --             --
  Common stock, $.01 par value - 30,000,000 shares
   authorized; issued and outstanding:  7,620,890
   at June and 3,162,000 at September                    76,209         31,620
  Additional paid-in capital                         13,193,525      5,154,912
  Accumulated deficit                                (3,907,478)    (3,316,246)
                                                    --------------------------
                                                      9,362,256      1,870,286
  Receivable from stockholder                            (6,000)        (6,000)
                                                    --------------------------
                                                      9,356,256      1,864,286
                                                    --------------------------
                                                    $11,611,162     $7,305,083
                                                    ==========================



See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                         -------------------------     --------------------------
                                            1996           1995           1996           1995
                                         ----------     ----------     ----------     -----------

Revenues:
  Product sales                          $3,392,506     $  939,721     $7,059,210     $ 2,217,429
  License and contract revenue               38,000             --         58,000              --
                                         --------------------------------------------------------
                                          3,430,506        939,721      7,117,210       2,217,429

Costs and expenses:
  Cost of product sales                   2,229,383        596,186      4,482,618       1,293,403
  Research and development                  208,517        129,092        531,942         449,599
  Selling, general and administrative       861,378        580,045      2,366,031       1,568,250
                                         --------------------------------------------------------
                                          3,299,278      1,305,323      7,380,591       3,311,252
                                         --------------------------------------------------------
  Operating income (loss)                   131,228       (365,602)      (263,381)     (1,093,823)

Other income (expense), net                 (28,307)       (79,377)      (327,851)        (74,536)

  Income (loss) before income taxes         102,921       (444,979)      (591,232)     (1,168,359)
                                         --------------------------------------------------------
Provision for income taxes                       --             --             --              --
                                         --------------------------------------------------------

  Net income (loss)                      $  102,921     $ (444,979)    $ (591,232)    $(1,168,359)
                                         ========================================================

Net income (loss) per share              $     0.01     $    (0.14)    $    (0.12)    $     (0.37)
                                         ========================================================

Weighted average shares outstanding       7,370,245      3,162,000      5,010,090       3,155,363
                                         ========================================================



See Notes to Consolidated Financial Statements.



                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                           Nine Months Ended
                                                               June 30,
                                                     -----------------------------
                                                         1996             1995
                                                     ------------     ------------

Cash flows from operating activities:
  Net loss                                           $  (591,232)     $(1,168,359)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                        515,782          275,341
    Warrant compensation                                  50,000           55,000
    Non cash common stock transactions                    24,000           24,000
    Changes in operating assets and liabilities
     net of effect of business acquisition:
      Accounts and other receivables                      65,288         (118,280)
      Inventory                                         (141,771)         (96,674)
      Prepaid expenses and other current assets          (54,481)         (26,596)
      Accounts payable and accrued expenses               78,403          157,642
                                                     ----------------------------
        Net cash used by operating activities            (54,011)        (897,926)
                                                     ----------------------------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired       (4,979,195)              --
  Purchase of property and equipment                    (161,630)        (321,020)
  Other assets                                           459,382       (1,189,827)
  (Purchases) proceeds from sales and maturities
   of short-term investments, net                       (690,048)         400,000
                                                     ----------------------------
       Net cash used by investing activities          (5,371,491)      (1,110,847)
                                                     ----------------------------

Cash flows from financing activities:
  (Principal repayments) borrowings of notes
   payable                                              (382,584)       1,000,000
  Proceeds from issuance (payments) of long-term
   debt, net                                          (1,658,056)       1,374,793
  Proceeds from issuance of common stock               6,509,201               --
                                                     ----------------------------
        Net cash provided by financing activities      4,468,561        2,374,793
                                                     ----------------------------
        Net increase (decrease) in cash and cash
         equivalents                                    (956,941)         366,020

Cash and cash equivalents at beginning of year         1,333,067          321,677
                                                     ----------------------------
Cash and cash equivalents at end of period           $   376,126      $   687,697
                                                     ============================



See Notes to Consolidated Financial Statements.



                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 28, 1995.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended June 30, 1996. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE B - DEBT CONVERSION

      The Company converted $687,500 and $1,550,000 of convertible promissory notes into common stock at a price of $1.00 per share during the three month and nine month periods ending June 30, 1996, respectively.


NOTE C - ACQUISITION OF REAGENTS APPLICATIONS, INC.

      The Company's business acquisition, based on estimated fair values of assets acquired and liabilities assumed, involved the following:


      Fair value of assets acquired, other than cash
       and cash equivalents:                                   $5,305,541
      Liabilities assumed:                                       (326,346)
                                                               ----------
      Cash payments made:                                      $4,979,195
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


NOTE E - PROCEEDS FROM PRIVATE PLACEMENT

      On March 19, 1996 the Company completed a private placement equity offering which provided net proceeds to the Company of $6,494,000. In connection with this offering the Company issued 2,695,255 units at a price of $2.75. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant became tradable upon the completion of a July 9, 1996 registration statement, expires in 5 years, and provides the option to purchase one share of common stock for $2.75. The proceeds from the offering were used to purchase RAI, reduce corporate debt and to provide additional working capital for the Company.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      Since its inception, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. In the past twelve months the Company has expanded significantly through the acquisition of the Virgo(R) product line and Reagents Applications, Inc. ("RAI"), a wholly owned subsidiary of Kone Holdings, Inc. (see Liquidity and Capital Resources). The Company and its subsidiaries presently have more than 100 different test kits available for general sale, over 90 of which have received United States Food and Drug Administration ("FDA") clearance for sale in the United States.


Results of Operations

The Three Month Period Ended June 30, 1996 Compared to the Three Month Period Ended June 30, 1995

      Revenues increased to approximately $3,431,000 from approximately $940,000 (265%), primarily as a result of (i) sales from the Company's March 1, 1996 acquisition of RAI, (ii) sales from the Company's VIRGO(R) product line, and (iii) contract manufacturing sales to Carter-Wallace. (see Liquidity and Capital Resources).

      Cost of product sales increased to approximately $2,230,000 from approximately $596,000 (274%), and increased as a percentage of product sales from 63% to 66% due to lower gross margin Carter-Wallace and VIRGO(R) sales and the effect of purchase accounting adjustments for the acquisition of the RAI subsidiary of approximately $240,000.

      Research and development expenses increased to approximately
$209,000 from approximately $129,000 (62%), primarily due to the addition of RAI and VIRGO(R) related research and development expenses and increased facilities and payroll costs. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products.

      Selling, general and administrative expenses increased to approximately $861,000 from approximately $580,000 (48%), primarily due to additional expenses of RAI and increased payroll and payroll benefits.

      Net other expense decreased to approximately $28,000 from approximately $79,000 due to a decrease in interest expense and an increase in interest income. During the period the Company converted notes of $1,550,000 into 1,550,000 shares of common stock. The Company also completed a $6,494,000 equity private placement in March, 1996 which was used to reduce the Company's long term debt, purchase RAI and increase working capital for the Company (see Liquidity and Capital Resources).

      Net income was approximately $103,000 compared to a loss of $445,000, due to higher RAI, VIRGO(R) and Carter-Wallace sales. This was partially offset by higher cost of product sales, research and development costs and selling, general and administrative expenses.


The Nine Month Period Ended June 30, 1996 Compared to the Nine Month Period Ended June 30, 1995

      Revenues increased to approximately $7,117,000 from approximately $2,217,000 (221%), primarily as a result of (i) sales from the VIRGO(R) product line, (ii) sales from the Company's March 1, 1996 acquisition of RAI and (iii) contract manufacturing sales to Carter-Wallace (see
Liquidity and Capital Resources).

      Cost of product sales increased to approximately $4,483,000 from approximately $1,293,000 (247%), and increased as a percentage of product sales from 58% to 64% due to lower gross margin Carter-Wallace and VIRGO(R) sales and the effect of purchase accounting adjustments for the acquisition of the RAI subsidiary of approximately $320,000.

      Research and development expenses increased to approximately
$532,000 from approximately $450,000 (18%), primarily due to the addition of RAI and VIRGO(R) related research and development expenses. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products.

      Selling, general and administrative expenses increased to approximately $2,366,000 from approximately $1,568,000 (51%), primarily due to additional expenses of RAI, increased expenses at the Company's foreign subsidiary, Hemagen Diagnosticos Comercio, Importacacao e Exportacao, Ltda. ("HDC") relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil and increased payroll and payroll benefits.

      Net other expense increased to a net expense of approximately $328,000 from approximately $75,000 due to an increase in interest expense due to financing activities which included a private placement offering of $2,000,000 completed in September, 1995 (see Liquidity and Capital Resources), capital lease agreements used to acquire machinery and equipment and expenses related to the issuance of warrants.

      Net loss decreased to approximately $591,000 from $1,168,000, primarily due to an increase in RAI, VIRGO(R) and Carter-Wallace sales. This was partially offset by increased selling, general and administrative expenses, increased other expenses and a decrease in gross margin percentage.


Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, borrowings from nonaffiliates and related parties, cash flow from operations and private placements completed September, 1995 and March, 1996.

      On March 19, 1996 the Company completed a private placement equity offering which provided net proceeds of $6,494,000. In connection with the offering the Company issued 2,695,255 units at a price of $2.75 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrant became tradable upon the completion of a July 9, 1996 registration statement, expires in 5 years, and provides the option to purchase one share of common stock for $2.75. The proceeds from the offering were used to purchase RAI, reduce corporate debt and to provide additional working capital for the Company.

      On March 1, 1996 the Company acquired 100% of the outstanding stock of RAI from Kone Holdings, Inc. for $4,979,195 in cash. RAI is a manufacturer of diagnostic test kits which focus in the areas of clinical chemistry and serum proteins. RAI has approximately 60 test kits which have received FDA clearance for sale in the United States. Management believes that the addition of this subsidiary complements the Company's existing businesses.

      In September 1995, the Company completed a private placement, resulting in net proceeds of approximately $2,000,000 which was raised through the issuance of unsecured convertible promissory notes ("Notes"), which were scheduled to mature August 1997 and bore interest at the rate of 13% per annum. In January, 1996 the Company retired $450,000 of the Notes for $450,000 in cash and 100,000 warrants. These warrants allow the holder to purchase common stock at $1.00 per share. The remaining Notes have been converted into 1,550,000 shares of common stock. As of the completion of a registration statement on June 19, 1996, these can be traded pursuant to the terms of the prospectus.

      On July 1, 1995 the Company acquired assets relating to a line of diagnostic test kits from Schiapparelli Biosystems, Inc. for $1,380,000. $1 million was paid on July 1, 1995 and a note to Schiapparelli of $380,000 that was paid on December 15, 1995. The VIRGO(R) line of test kits, based on immunofluorescence technology, is used in the detection of infectious and autoimmune disease and complement the Company's existing product line.

      In December, 1994 the Company entered into a five-year agreement with Carter-Wallace, Inc. to manufacture a broad range of diagnostic test kits for its Wampole Division. The transfer of technology from Carter-Wallace to the Company was completed during the quarter ended March 31, 1996.

      At June 30, 1996, the Company's working capital was approximately $5,344,000 compared to working capital of approximately $2,518,000 at September 30, 1995. This increase was principally due to Company's private placement equity offering and the acquisition of net working capital from RAI. This increase was partially offset by the cash payment used to acquire RAI and by the year to date operating losses.

      Inventory balances increased from approximately $1,085,000 on September 30, 1995 to approximately $3,013,000 on June 30, 1996, due to the purchase of RAI inventory and the purchase of approximately $496,000 worth of raw inventory from Carter Wallace. Accounts payable and accrued expenses increased from approximately $793,000 to approximately $1,175,000 primarily due to the assumption of RAI payables and the Carter Wallace inventory purchases. The Carter Wallace purchases will be paid for over a two year period.

      Long term debt decreased from approximately $4,266,000 on September 30, 1995 to approximately $1,080,000 on June 30, 1996, due to the conversion of $1,550,000 in Notes (described above) into common stock, the retiring an additional $450,000 of these Notes and the prepayment of approximately $848,000 of capital lease obligations following the private placement equity offering of March 19, 1996. Notes payable of approximately $380,000 were repaid in December, 1995.

      At June 30, 1996 the Company had capital finance arrangements with three companies totaling approximately $1,080,000. The Company used this financing to acquire blood-typing machines and other equipment. The Company is required to pay an average of $45,000 per month in the aggregate under these arrangements during fiscal 1996. The arrangements run through 1998.

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



PART II - Other Information


Items 1 through 5:    Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    See Exhibit 11 attached.

         (b) Reports on Form 8-K. On May 19, 1996 the Company filed a form 8-K to announce a change in the Company's Certifying Accountants.



                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       Hemagen Diagnostics, Inc.
                                       -------------------------------
                                       (Registrant)



August 5, 1996                         /s/ Carl Franzblau
- -----------------                      -------------------------------
                                       (Signature)
                                       Carl Franzblau
                                       Chief Executive Officer


August 5, 1996                         /s/ William Franzblau
- -----------------                      -------------------------------
                                       (Signature)
                                       William Franzblau
                                       Chief Financial Officer



                                EXHIBIT INDEX


Exhibit
  No.        Title
- -------      -----

  11         Statement of Computation of per share net income.
