Form 10KSB
period 1996-09-30
HEMAGEN DIAGNOSTICS INC
filed 1996-12-27
CIK 892822

=======================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                     ----------------------------------

                                 FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of

                     the Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1996
                       Commission file number 1-11700

                          HEMAGEN DIAGNOSTICS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               04-2869857
   ---------------------------------             -------------------
     (State or other jurisdiction                 (I.R.S. employer
   of incorporation or organization)             identification No.)

34-40 Bear Hill Road, Waltham, Massachusetts            02154
--------------------------------------------          ----------
 (Address of principal executive offices)             (Zip Code)

                               (617) 890-3766
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:


         Title of each class                    Name of each exchange
         on which registered                    ---------------------
         -------------------

            Common Stock                        Boston Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 60 days.  Yes  X   No    .
                                               ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                 ---

      The registrant had revenues of $10,219,335 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 18, 1996 was $16,947,662. As of December 18, 1996, 7,626,890 shares of Common Stock, $.01 par value per share, were outstanding.

      Certain items of Part III of this Form 10-KSB incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1997 Annual Meeting of Stockholders.


                                   PART I

      This report contains certain forward-looking statements that are subject to risks and uncertainties, including without limitation those discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Prospectus contained in the registrant's Registration Statement on Form S-3, File No. 333-6147 (which section in hereby incorporated by reference herein). These risks and uncertainties could cause the registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the registrant cautions readers not to place undue reliance on such statements.

Item 1.  Business.

General

      Hemagen Diagnostics, Inc. (the "Company") develops, manufactures and markets proprietary medical diagnostic test kits, or "assays," used to aid in the diagnosis of autoimmune and infectious diseases, in general health assessment and for research purposes. The Company also develops, manufactures and markets materials for the manufacture of such diagnostic test kits. Autoimmune diseases are diseases in which the immune system mistakenly identifies the body's cells and tissues as foreign and attempts to destroy them. Rheumatoid arthritis is an example of an autoimmune disease. The Company generally focuses on markets which it believes offer significant growth potential and limited competition.

      Until July 1995, the Company's products were based primarily on two diagnostic technologies, hemagglutination and enzyme-linked immunosorbence ("ELISA" or "EIA"). In July 1995, the Company completed the acquisition of a line of similar but complementary test kits using a third technology, immunofluorescence, from Schiapparelli Biosystems, Inc. (The "VIRGO Acquisition"). These acquired assays are sold under the registered trademark VIRGO[registered trademark].

      On March 1, 1996, the Company acquired Reagents Applications, Inc. ("RAI") from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold under the RAICHEM label directly and through a network of over 30 distributors in the United States and international markets. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

      On November 1, 1996, the Company completed the purchase of substantially all the assets of Cellular Products, Inc., now known as 872 Main Street Corporation. 872 Main Street Corporation was operating under the provisions of Chapter 11 of the United States Bankruptcy Code. The Company continues to operate the facility located in Buffalo, New York through its wholly owned subsidiary, Cellular Products, Inc. ("CPI"). CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits.

      The Company offers over 90 test kits that have been cleared by the United States Food and Drug Administration (the "FDA') for sale in the United States. Several additional test kits are sold in foreign markets. The Company markets and sells its brand name products worldwide, directly and through national and international distributors and manufacturers' representatives. The Company markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd., a Brazilian limited liability company ("HDC"). In addition, the Company sells certain of its products on a private-label basis to multinational distributors of medical diagnostics.

      In December 1994 the Company entered into a five-year agreement (the "Carter-Wallace Agreement") with Carter-Wallace, Inc. ("Carter-Wallace") to manufacture approximately 14 diagnostic test kits for the Wampole division of Carter-Wallace. The test kits, which had previously been manufactured by Carter-Wallace, are used to aid the diagnosis of common diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. Carter-Wallace has agreed to purchase its requirements for these test kits from the Company during the term of the Agreement, subject to the Company maintaining certain quality standards. The test kits are sold by Carter-Wallace to clinical laboratories and physicians' office laboratories both domestically and abroad.

      From December 1994 through May 1995, the Company remodeled its manufacturing facility and developed certain technical capabilities in preparation for producing test kits under the Carter-Wallace Agreement. Initial shipments of finished goods under the Carter-Wallace Agreement began during the Company's third quarter of fiscal 1995 and full scale production commenced in the Company's second quarter of fiscal 1996. The Carter-Wallace Agreement contains provisions for two-year extensions and may be expanded to include additional products.

      The Company owns a proprietary technique for preserving red blood cells, a key component of the Company's hemagglutination assays. This technology enables the Company to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provide quick and accurate results, require no special laboratory equipment to perform and are more reliable than previously available hemagglutination assays. The extended shelf life and improvements in the consistency of these assays substantially eliminate limitations previously encountered in the use of hemagglutination assays.

      The Company markets and sells certain of its products through third parties, including Olympus America, Inc. ("Olympus"), an affiliate of Olympus Optical Co., Ltd. of Japan, Sigma Diagnostics, Inc. ("Sigma"), a subsidiary of Sigma-Aldrich Corp and Boehringer Mannheim, GmbH. Olympus is the world's largest supplier of automated blood-typing equipment to blood banks and large commercial laboratories and Boehringer Mannheim is one of the world's largest diagnostic manufacturer and marketer. Since 1989, the Company has been the exclusive provider to Olympus of an assay to detect cytomegalovirus ("CMV") antibodies for use with Olympus' automated blood-typing equipment. In September 1992 the Company entered into an agreement with Olympus to become the exclusive distributor of Olympus' automated blood-typing equipment for all of South America. In February, 1995 this agreement was terminated with no further obligation on either party.

      In May 1992, the Company entered into a five-year agreement with Sigma, pursuant to which the Company manufactures certain of its ELISA assays for distribution and sale by Sigma under the Sigma label. In October 1992, the Company entered into a product development agreement with Sigma for the development of 11 ELISA assays during the year ending December 31, 1993. The Company completed the development of these assays in September 1993. See "Business--Distribution and Marketing."

      In November, 1993 the Company entered into a product development agreement with Boehringer Mannheim, GmbH ("Boehringer" or "BM") to develop and manufacture certain products for BM. In July, 1995 the Company and BM signed an OEM Agreement relating to one of the products developed under this agreement relating to a test for Chagas' disease.

      The Company owns a 51% interest in HDC, a Brazilian limited liability company. The Company and HDC have signed an agreement in principal for the Company to acquire substantially all of the remaining interest in HDC by issuing stock options to the minority stockholders of HDC with an exercise price at or above the fair market value of the Company's Common Stock. The Company and minority stockholders of HDC are discussing whether this arrangement should be consummated or not. Unless the context otherwise requires, the term "Company" includes HDC, RAI, CPI and the Virgo Acquisition.

Recent Developments

      Cellular Products, Inc.

      On November 1, 1996, the Company, through its wholly owned subsidiary, CPI, acquired substantially all the assets of 872 Main Street Corporation (formally Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. CPI's principal focus is on infectious diseases, particularly retro viruses such as HIV and HTLV. Its products are used in the growth and testing of these viruses and as raw materials by manufacturers of clinical diagnostic assays for HIV and HTLV. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials.

      872 Main Street Corporation, originally founded in 1982, as Cellular Products, Inc. has been operating under the provisions of Chapter 11 of the federal bankruptcy code since November 1994. The Company believes the acquisition will enable the Company to produce several key raw materials for its tests, allow for the better control of manufacturing costs and enhance the Company's research programs.

      Reagents Applications, Inc.

      On March 1, 1996, the Company acquired all of the capital stock of RAI for a total purchase price of approximately $4.9 million in cash. RAI, based in San Diego, California, manufactures and markets clinical reagents and assays used in hospitals and private laboratories. The Company sells these products worldwide directly and through distributors and original equipment manufacturers. RAI had revenues of approximately $5,807,000 for the year ended December 31, 1995 and $2,661,000 for the seven months ending September 30, 1996.

      VIRGO[registered trademark] Acquisition

      On July 1, 1995, the Company completed the VIRGO[registered trademark] Acquisition from Schiapparelli BioSystems, Inc. ("SBI"). In connection with this acquisition, the Company paid $1,000,000 in cash and issued a promissory note for $380,000 that was paid December 15, 1995. The Company manufactures the VIRGO[registered trademark] products at a portion of the facility previously used by SBI in Columbia, Maryland.

      The VIRGO[registered trademark] products consist primarily of assays that aid in the diagnosis of infectious and autoimmune diseases using immunofluorescence technology. VIRGO[registered trademark] test kits are used by over 300 clinical laboratories in the United States and Europe, including certain existing customers of the Company. The Company sells the VIRGO[registered trademark] products through some of its existing distribution channels and to former customers and distributors of SBI.

      Schiapparelli Biosystems B.V.

      The Company and Schiapparelli Biosystems B.V. ("Schiapparelli") entered into a distribution agreement whereby Schiapparelli will exclusively purchase certain diagnostic test kits from the Company for resale in various European countries. Schiapparelli must meet minimum annual purchases in order to retain its rights under the agreement.

      Olympus America, Inc.

      In July, 1996, the Company signed an agreement with Olympus under which Olympus will continue to purchase an assay to detect CMV for use with Olympus' automated blood-typing equipment exclusively from the Company.
The Company retained the right to sell the CMV test anywhere in the world other than North America and Hawaii. The Company may not sell the test in North America or Hawaii so long as Olympus meets certain minimum annual purchase requirements.

      Agreement with Sheffield Medical Technologies, Inc.

      In December 1995, the Company entered into an agreement with Sheffield Medical Technologies, Inc. to develop a test for an antibody believed to be responsible for nonprogression of the HIV virus into Acquired Immune Deficiency Syndrome ("AIDS") in HIV positive individuals. The agreement calls for the Company to develop a blood test for the antibody which is believed to be present in virtually all of the HIV positive individuals who survive at least ten years following diagnosis of the HIV infection. The assay, if developed, could be useful in monitoring a vaccine that may one day be developed to generate the antibody.


Technology

      The presence and concentration of certain antibodies in the blood of an individual can assist physicians in the diagnosis of certain diseases. The Company's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner which, in the proper environment, is detectable either by the naked eye or with the aid of a laboratory technique which amplifies the reaction so that it is rendered visible. The Company's hemagglutination, ELISA and immunofluorescence assays are three examples of such an amplification. The Company's blood chemistry assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

      The Company relies upon proprietary technologies in the manufacture of its kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of the Company's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays.

      Hemagglutination

      Hemagglutination is the agglutination or "clumping" of red blood cells ("RBCs"). Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination.

      Under the appropriate conditions, human RBCs may be modified or sensitized by binding specific foreign antigens to their surface. These sensitized RBCs will agglutinate when placed in contact with a specific antibody to the foreign antigen. The presence of certain antibodies in an individual's serum (blood from which clotted red blood cells have been removed) can indicate certain diseases. By sensitizing RBCs with an antigen that specifically reacts with a particular antibody, the simple visible observation of the agglutination reaction will indicate the presence of the disease-produced antibody. The use of RBCs instead of other particles can allow for simple visual observation of the agglutination reaction in the proper environment, and reduces the non-specific reactions seen in artificial systems such as those that utilize latex particles.

      To perform the Company's hemagglutination test, a technician combines the Company's sensitized RBCs with a patient's serum in a small well with a V-shaped bottom according to a set of directions included with the Company's test kits. If no agglutination takes place, the RBCs will settle to the bottom of the well, resulting in a clearly visible red dot which indicates that the test is negative.

      In contrast, if the particular antibody is present in the patient's blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear diffuse, which indicates a positive reaction.

      ELISA

      ELISA (or EIA) tests employ small plastic vessels coated with particular antigens. The test process involves introducing the patient's serum into the vessel to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the vessel. After the vessel is rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds are added which will cause a color change in the vessel, the intensity of which is proportionate to the quantity of the specific antibody bound. If no color is noted, this indicates that the patient's serum did not contain detectable quantities of the specific antibody.

      Immunofluorescence

      The Company's immunofluorescence tests utilize a fluorescent microscope. Mammalian cells grown on microscope slides are treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical is added to the slide which binds to the organism and the antibody, if present. When the slide is illuminated with light at a specific wavelength in the microscope, the chemically-treated cells will appear fluorescent, indicating a positive test result. If the patient did not have the appropriate antibody, no fluorescence will appear and the test result will be deemed negative.

      Clinical Chemistries

      The Company produces a line of general clinical chemistry reagents utilizing colorimetric, turbometric and enzymatic procedures. These chemistry reagents are those most commonly performed in clinical laboratories as general health screening tests and in the identifications of diseases. These tests can be performed using a broad range of automated and semi-automated instruments typically used by clinical laboratories.

      Acute Phase Reactants and Apolipoproteins

      The Company has developed a new application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and treatment of cardiovascular disease, the imminent rejection of transplanted organs, or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. The Company currently markets two test kits to detect inflammatory signals. Product sales for these tests were not material in fiscal 1996, 1995 or 1994.

Current Products

      Hemagglutination Assays

      The Company believes that it manufactures and markets the only commercially available hemagglutination kits which test for antibodies to antigens present in the nucleus of a cell ("extractable nuclear antigens," or "ENAs") which are markers of certain autoimmune diseases. Each of the Company's hemagglutination assays is based on the Company's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. The Company's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf life, all of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

      Each hemagglutination test also requires a specific formula to sensitize the RBCs prior to lyophilization such that they will react to a specific antibody. For each of its tests, the Company uses a proprietary formula to combine antigens and other reagents with RBCs in a manner that allows for standard, sensitive and specific agglutination reactions. Results from the Company's test kits are generally available within two hours. The Company's hemagglutination test kits aid in the diagnosis of the following diseases:

         SLE (lupus)                         dermatomyositis
         mixed connective tissue disease     polymyositis
         Sjogren's syndrome                  rheumatoid arthritis
         scleroderma (systemic sclerosis)    Chagas' disease
                                             cytomegalovirus (cmv)

      ELISA Assays

      The Company develops and markets ELISA tests for the detection of disease markers. As with corresponding hemagglutination tests produced by the Company, most of the Company's ELISA assays test for elevated levels of antibodies, which are useful indicators of certain diseases. ELISA tests are widely used by large laboratories because these tests adapt easily to automated diagnostic testing equipment. The Company's FDA cleared ELISA test kits aid in the diagnosis of the following diseases:

         SLE (lupus)                         polymyositis
         mixed connective tissue disease     dermatomyositis
         Sjogren's syndrome                  connective tissue diseases
         scleroderma (systemic sclerosis)    dermatomyositis
                                             Chagas' disease

      Certain of the Company's ELISA tests are also used to monitor the acute phase response to infection and inflammation in diseases such as lupus and rheumatoid arthritis.

      The Company's ELISA and hemagglutination kits include screen tests in which up to six different diagnostic indices are monitored at the same time, which is useful in the rapid initial screening of patients. If the screen test is positive, individual kits are available to identify which of these six indices is present.

      VIRGO[registered trademark] Products

      The Company's immunofluorescence ("IFA") products, sold under the trade name VIRGO[registered trademark], consist primarily of diagnostic assays for infectious diseases. VIRGO[registered trademark] test kits are used as primary or confirmatory tests in many large clinical laboratories in the United States. There are currently 15 kits in the VIRGO[registered trademark] product line.

      The Company's VIRGO[registered trademark] products are used to aid in the diagnosis of the following:

         cytomegalovirus                     herpes simplex
         SLE (lupus)                         german measles
         connective tissue diseases          chicken pox
         primary bilary cirrhosis            infections with Epstein-Barr virus
         toxoplasmosis                       chlamydial infections
         syphilis                            measles
         primary RSV infections              mumps infections


      RAI Products

      The Company's general chemistry products, sold under the trade name RAICHEM[trademark], consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by the Company include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 60 of the Company's clinical chemistry products have been cleared by the FDA for sale in the United States.

      CPI Products

      The Company's wholly owned subsidiary, CPI, manufactures and markets biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. CPI's product line focuses on two target markets within the bioreagents marketplace. The first is the research product market which includes T Cell Growth Factors, Retro-Tek Antigen EIA kits, Gene Detective EOA kits, monoclonal antibodies, Lymphocyte Isolation Adjuncts, and Recombinant Growth Factors. The second market is the industrial raw materials market. Major products in this area include purified viral lysates, monoclonal antibodies, polyclonal antibodies and conjugates. CPI also services a number of smaller markets with products such as the Retro-Tek IFA kits and is the exclusive distributor for a product line manufactured by Genelabs Diagnostics U.S.A. Inc.


South American Activities

      In 1991, the Company began to market its product line in South America through HDC. In Fiscal 1994, HDC completed the renovation of a new manufacturing and office facility in Sao Paulo, Brazil, which allows HDC to complete light manufacturing of test kits in South America.

      The Company markets its full product line to the South American market, including three proprietary assays for Chagas' disease. Chagas' disease (American Trypanosomiasis) is an insect and blood transfusion transmitted parasitic infection which eventually attacks the victim's cardiovascular system. Due to poor sanitation and other factors, insects have transmitted Chagas' disease widely throughout Central and South America, with substantial encroachment into Mexico. In response to the need for efficient and accurate testing for Chagas' disease, the Company has developed three diagnostic tests: an instrument-free hemagglutination assay, an ELISA assay, and a hemagglutination assay prepared specifically for use with certain automated blood-typing instruments. The ELISA assay has recently received FDA clearance for sale in the United States.

      The sales office in Sao Paulo is presently staffed by five full-time salespeople administrators who receive and process orders, and four people in production, shipping and technical support. In addition, Dr. de Oliveira, the Company's Vice President of Research and Development, spends time in Brazil attending to business of the Company. In fiscal 1996, 1995 and 1994 the Company derived product sales through HDC of approximately $956,000, $973,000, and $268,000 respectively. See "Business - Facilities."

Distribution and Marketing

      General

      In the United States, the Company sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company grants exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. The Company's exclusive distributorship arrangements generally condition exclusivity on the distributor maintaining minimum purchases from the Company. The Company has relationships with approximately 35 distributors and its products have been sold in over 20 countries. The Company also engages four independent sales representatives, who market the Company's products to blood banks and clinical laboratories.

      Since 1989 the Company has been the exclusive provider of test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. Pursuant to the terms of the Company's agreement with Olympus, the Company provides CMV test kits for sale by Olympus worldwide to users of the PK Series Pre-Transfusion instruments. The agreement provides that Olympus must purchase a minimum number of hemagglutination CMV test kits annually from the Company through February, 1998, subject to the Company meeting certain requirements. The agreement specifies that during its term, the Company will not sell its CMV assays to any customers in North America or Hawaii which use Olympus instruments or use competing laboratory analysis equipment in blood banks. Sales of CMV assays to Olympus were approximately $395,000, $674,000 and $592,000 during fiscal 1996, 1995 and 1994, respectively.

      The Company also manufactures products on a private label basis for Sigma Diagnostics, Boehringer Mannheim GmbH ("Boehringer"), and Carter-Wallace pursuant to supply agreements. Some of these agreements provide for minimum purchases, however, the Company cannot predict the level of revenues it will derive from these agreements.

      Carter-Wallace accounted for approximately 18% of the Company's revenue for the fiscal year ended September 30, 1996. Although the Company expects that its relationship Carter Wallace to continue, if it were to cease doing business with the Company it would have a material adverse effect on the Company's business.

Products Under Development

      The Company is presently developing new products in areas described below. The Company spent a total of approximately $778,000, $562,000 and $727,000 on Company-sponsored research and development for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The Company spent a total of approximately $36,000, $11,000 and $0 on externally-sponsored research and development for the years ended September 30, 1996, 1995 and 1994, respectively.

      Autoimmune Diseases

      The Company intends to continue its development of products to aid in the diagnosis of autoimmune diseases. Hemagglutination and ELISA kits for the detection of antibodies associated with chronic autoimmune active hepatitis, primary biliary cirrhosis and thyroiditis are currently under development. The Company believes that it will have commercially available assays for these purposes in fiscal 1997, subject to obtaining appropriate regulatory clearances.

      Acute Phase Reactants and Apolipoproteins

      The Company continues to develop an application for its ELISA technology which would detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants) that are present in a patient's blood prior to the manifestation of disease. In addition, this assay could lead to earlier detection of organ transplant rejection or infection than is possible with techniques now commercially available. See "Business - Relationship with Boston University."

      The Company is developing a unique modification of its ELISA technology to test for acute phase reactants, proteins which the human liver produces when the body's tissues are damaged by a wound or infection. This technology is licensed by the Company from Boston University, which has a patent for the technology. See "Business - Relationship with Boston University." The Company is using its new technology of detecting levels of acute phase reactants to produce a number of new test kits. The Company's first product utilizing this technology, a new assay for acute infection and chronic inflammation, is currently in clinical studies.

      The Company's acute phase reactant technology has a number of potential applications, including:

            Transplantation
            ---------------

            The key to successful organ transplantation is to ensure that the new organ is not rejected by the recipient's body. This can be aided in part by administering appropriate drugs prior to the time when the recipient's body rejects the transplant. It has been reported that during the early phase of the rejection process, the body will produce increased levels of certain acute phase reactants. Using the Company's serum amyloid A ("SAA") assay, physicians may be able to detect the point at which a body is rejecting a transplanted organ earlier than current techniques allow.

            Cardiovascular Diseases
            -----------------------

            The Company is developing a test to measure two blood lipoproteins, which are indicators of risk of cardiovascular disease. High levels of these two lipoproteins have been cited in a study supported by the National Institutes of Health as more reliable indices of cardiovascular risk than cholesterol levels. Together with SAA, these technologies could detect high risk levels in patients with chronic autoimmune disease.

            Rheumatoid Arthritis
            --------------------

            In connection with the Company's development program, the Company has sold test kits utilizing its acute phase reactant technology to Pfizer for use in the evaluation of Pfizer's experimental drug Tenidap[registered trademark] for the treatment of rheumatoid arthritis.

      Infectious Diseases

      The Company continues to develop additional assays to aid in the diagnosis of infectious diseases. The Company recently completed the development of products known as a "ToRCH panel" which include assays for toxoplasmosis, rubella, CMV, and herpes. The Company is also developing test kits for Lyme disease and for Epstein-Barr virus. As with all of the Company's products under development, these products will have to undergo FDA review before they can be marketed and sold in the United States. The Company cannot predict when it will receive FDA clearance for these products, if at all. See "Business - Government Regulation."

      Clinical Chemistry Reagents

      The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label.

Relationship with Boston University

      Dr. Carl Franzblau, the Chairman of the Board, Chief Executive Officer and President of the Company, serves as a Professor and Chairman of the Department of Biochemistry and as Associate Dean for Graduate Affairs at Boston University School of Medicine. Dr. Alan Cohen, a Director of the Company, serves as a Professor of Medicine and Pharmacology at Boston University School of Medicine. Lawrence Gilbert, a Director of the Company, was also the Director of the Patent and Technology Administration at Boston University through December, 1994. Dr. John I. Sandson, a Director of the Company, is Dean Emeritus of Boston University School of Medicine. Charles
W. Smith, a Director of the Company, served as Senior Vice President of Boston University from 1984 through 1989 and as its Treasurer from 1983 through June 1992. The Company believes that the continuing relationship between Boston University and these individuals, particularly Dr. Franzblau, is beneficial to the Company, particularly with respect to providing the Company with access to new developments in scientific areas related to the Company's business.

      License Agreements

      In March 1992, the Company entered into a license agreement (the "B.
U. License Agreement") with Boston University (the "University") pursuant to which the Company has obtained the exclusive right to use certain of the University's patented technology to manufacture and market assays for the detection of acute phase reactants. See "Business - Products under Development." Pursuant to the B. U. License Agreement, the Company is obligated to pay an annual royalty of 5% of the first $50,000 of the Company's net sales of these assays, and 10% of the Company's net sales of these assays in excess of $50,000 until the Company has paid the University a license fee of $10,000 and reimbursed it for certain patent expenses. Thereafter, the Company will pay a 5% royalty on its net sales of these assays. Sales under the B.U. License Agreement have been immaterial to date.

      In July 1994, the Company entered into a second license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent-pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the B.U. License Agreement and will be applied to a license fee of $15,000. No royalties were paid in the years ended September 30, 1996, 1995 or 1994 and no amounts were accrued for royalties at September 30, 1996, 1995 or 1994. The agreement terminates upon the termination of the patents.

      Product Development Agreement

      On February 14, 1992 the Company entered into a product development agreement with the University to develop a urine-based assay to measure levels of desmosine, which can indicate certain diseases such as cystic fibrosis and emphysema. This agreement was terminated in 1993. The parties are currently in discussions concerning the desirability of commercializing this technology.

Manufacturing and Sources of Supply

      The Company manufactures its hemagglutination and ELISA test kits primarily at its facility in Waltham, Massachusetts, and its VIRGO[registered trademark] products based on immunofluorescence technology at its facility in Columbia, Maryland. The RAICHEM line is produced at the Company's facility in San Diego, California and the CPI line is produced in Buffalo, New York. It purchases RBCs and some of the antigens and other reagents used in the kits from outside vendors. Most reagents used in the Company's test kits are manufactured at the Company's facilities. The Company uses lyophilization equipment to preserve sensitized RBCs for its hemagglutination test kits.

      All components used in the Company's products are available from multiple sources, except for an antigen called SSA, which the Company uses in two of its ELISA and two of its hemagglutination test kits. The Company believes that the supplier of this antigen produces this antigen for many customers. Management believes that if necessary, the Company could produce sufficient quantities of this antigen itself. Therefore, if the supply of this antigen were to cease, the Company believes it would not have a long-term material adverse impact on the Company's business taken as a whole.

Government Regulation

      The Company's manufacturing and marketing of diagnostic test kits are subject to government regulation in the United States and in other countries in which the Company's products are sought to be marketed. The process of obtaining regulatory clearance involves lengthy and detailed laboratory and clinical testing, and other costly and time consuming procedures. This regulatory process may delay marketing of new products for lengthy periods and impose costly procedures, thereby furnishing an advantage to competitors with greater resources. Although over 90 of the Company's current products have been cleared by the FDA through the 510(k) review process, described below, there can be no assurance that regulatory clearance will be granted on a timely basis in the future, if at all. The extent of government regulation which may arise from future legislative or administrative action cannot be predicted.

      In vitro monitoring products, such as those employing antibodies for the detection of autoimmune diseases in humans, are generally classified as medical devices by the FDA. For some in vitro products, the United States Food, Drug, and Cosmetic Act provides a process known as a "510(k) review" to enable the manufacturer to demonstrate that the proposed product is "substantially equivalent" to another product in commercial distribution in the United States before May 28, 1976 or which has subsequently been classified as a Class I or Class II medical device. When a 510(k) review is used, a sponsor is required to submit a Pre-Market Notification to the FDA. In the absence of a response from the FDA, the Company would not be able to proceed with sales of its in vitro product for diagnostic use unless and until it received notification from the FDA. In the event that the FDA requests additional information for the Pre-market Notification, there could be multiple cycles of submissions until clearance is obtained. The FDA has statutory authority to also require clinical studies data to support a Pre-Market Notification 510(k) application.

      In cases where there are no existing FDA approved products "substantially equivalent" to the new product, an approved pre-market approval application ("PMA"), which involves a lengthier and more burdensome process, would be required before the FDA would allow commercial distribution. No assurance can be given that any in vitro blood test the Company develops in the future will be found to have an intended use that would qualify the new test for 510(k) clearance. Accordingly, a PMA may be required for any new application of the Company's proposed in vitro blood tests.

      The FDA invariably requires clinical data for a PMA and, although the FDA may grant 510(k) clearance without supporting clinical data, such data may be required if the FDA determines that technical differences from existing products suggest the need for additional evidence of safety or effectiveness of the new product. If clinical studies are necessary, the FDA may require the Company to obtain an investigational device exemption ("IDE"). An IDE normally restricts the distribution of an investigational device to a limited number of institutions, and use by a limited number of investigators, for the purpose of performing studies to be submitted to the FDA in a 510(k) Pre-Market Notification or a PMA. The amount that can be charged for use of an investigational device in a clinical study is generally limited to recovery of costs until a 510(k) notification is cleared or PMA approval is granted by the FDA. Accordingly, no significant return can be expected during the study of investigational devices.

      Although certain diagnostic products are exempt from IDE requirements, the exemption applies only to tests which do not require an invasive sampling procedure that presents significant risk, do not introduce energy (such as X-rays) into a subject, and are not used as diagnostics without a confirmatory diagnosis by a medically established diagnostic product or procedure. The Company's products would not be used as diagnostics without such a confirmatory diagnosis while an investigational device.

      Medical devices may be exported before receiving IDE, 510(k) or PMA clearance under certain conditions, providing FDA approval of the proposed exportation is obtained. The receiving country must certify that the device is not in conflict with the laws of that country and that the foreign government is aware of the device's import. In addition, the FDA may require safety data similar to that required for approval of an IDE before approving the exportation of a new device. In foreign countries, the Company's distributors are generally responsible for obtaining any required government consents.

      The Company is also required to register with the FDA as a device manufacturer and list its devices. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Good Manufacturing Practice ("GMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Failure to comply with applicable GMP or other regulatory requirements can result in, among other things, sanctions, fines, delays or suspensions of approvals, injunctions against further distribution, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, the Company is required to comply with various FDA requirements for labeling. Pursuant to the Medical Device Reporting Act regulations, the Company is also required to notify the FDA of any deaths or serious injuries alleged to have been associated with the use of its diagnostic test kits as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

      The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Some of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than the Company. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by the Company, for a longer period of time than has the Company. The Company believes that its primary competitors in the diagnostics market include Abbott Laboratories, Sigma Diagnostics, Trace-America, Inc., Gull Laboratories, Inc., Inova, Sanofi Diagnostics Pasteur, Inc. and Diamedix Corporation. The Company expects competition within this industry to intensify.

Product Liability

      The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company may incur product liability due to product failure or improper use of products by the user. Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from the Company's test kits could lead a physician to incorrectly predict the appropriate therapy for a particular patient. The Company maintains product liability insurance in the amount of up to $5,000,000 per incident and in the aggregate which, based on the Company's experience and industry practice, the Company believes to be adequate for its present operations. No assurance can be given that the amount of the Company's insurance is sufficient to fully insure against claims which may be made against the Company.

Patents and Proprietary Rights

      The Company protects its technology primarily as trade secrets rather than by relying on patents, either because patent protection is not possible or, in management's opinion, would be less effective than maintaining secrecy. In addition, the Company relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that the Company's efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. The Company may in the future apply for patent protection for certain of its technology when management believes such protection would be beneficial to the Company. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for the Company's technology.

Royalty Obligations

      The Company is required to pay royalties to third parties on sales of some of its products and proposed products. See "Business - Relationship with Boston University"

Employees

      As of September 30, 1996, the Company had 96 full-time employees, of which five are executive officers, 26 are employed in sales, marketing, general and administrative activities and 65 are involved in production and research and development. After the CPI acquisition, the Company had 110 full-time employees.

Item 2. Description of Property.

      The Company maintains its principal executive offices, laboratory and production operations in Waltham, Massachusetts in two adjacent buildings; one a 4,000 sq. ft. facility which houses the Company's research and development laboratories, and the other a 15,000 sq. ft. facility which accommodates the laboratory and production operations and the executive offices of the Company. The Company pays rent in the amount of $36,000 per annum for the 4,000 square foot facility on a month-to-month basis. The Company pays rent in the amount of $82,500 per annum for the 15,000 square foot facility pursuant to the terms of that lease which ends May 30, 1997. The Company also leases 29,000 square feet in a production facility in Columbia, Maryland where it manufactures the VIRGO[registered trademark] product line. Under the Columbia lease, which has a five-year term through June 30, 2000, the Company pays $100,000 per annum in rent. The Company also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 1997, the Company pays $225,084 per annum. In addition, the Company leases a 1,900 square foot warehouse facility near its production site for which it pays $13,080 per annum on an annual lease which may be renewed each April 1. The Company believes that its facilities are adequate for its present and foreseeable needs.

      The Company's 51%-owned subsidiary leases approximately 4,500 square feet in Sao Paulo, Brazil pursuant to a lease which expires in September 30, 1997. This subsidiary pays rent in an amount of approximately $5,500 per month for this space. The Company believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.

      As part of the purchase of substantially all the assets of 872 Main Street Corporation in November, 1996, the Company acquired the land and building located at 872 Main Street in Buffalo, New York. CPI operates out of this facility which consists of approximately 15,000 square feet of space. The Company believes that its facilities in Buffalo, New York are adequate for its present and foreseeable needs.


Item 3. Legal Proceedings.

      The Company is not presently involved in any material pending litigation.



                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange. On December 18, 1996, the closing bid and ask prices for the Common Stock as reported by NASDAQ were $2.69 and $2.88, respectively, per share.

      For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 1996. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  High     Low
                                                  ----     ---
1995
First Fiscal Quarter..........................    $3.50    $1.88
Second Fiscal Quarter.........................    $2.25    $1.13
Third Fiscal Quarter..........................    $2.13    $1.09
Fourth Fiscal Quarter.........................    $4.50    $1.75
1996
First Fiscal Quarter..........................    $3.50    $1.75
Second Fiscal Quarter.........................    $4.13    $2.50
Third Fiscal Quarter..........................    $4.13    $2.63
Fourth Fiscal Quarter.........................    $3.13    $2.00
1997
First Quarter (through December 18, 1996).....    $2.94    $2.13

      As of December 18, 1996, there were approximately 236 holders of record of the Company's Common Stock.

Dividends

      The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This section contains certain forward-looking statements that are subject to risks and uncertainties including without limitation those discussed in the section entitled "Risk Factors" in the Prospectus contained in the registrant's Registration Statement on Form S-3, File No. 333-6147 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the registrant cautions readers not to place undue reliance on such statements.

Overview

      Since its inception, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. During the fiscal years ending 1996 and 1995 the Company has also concentrated its expansion efforts on
synergistic acquisitions of companies, product lines and assets.   The
Company presently has more than 100 different test kits available for general sale, over 90 of which have received FDA clearance for sale in the United States.

Results of Operations

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

      Revenues increased to approximately $10,219,000 from approximately $3,955,000 (158%), primarily as a result of (i) sales from the Company's March 1, 1996 acquisition of RAI, (ii) sales from the VIRGO[registered trademark] product line and (iii) contract manufacturing sales to Carter-Wallace. Approximately $2,667,000 (43%) of the increase is directly attributable the RAI acquisition.

      Cost of product sales increased to approximately $6,213,000 from approximately $2,173,000 (186%), and increased as a percentage of product sales to 61% from 55% due to lower gross margin Carter Wallace and Virgo [registered trademark] sales and the effect of purchase accounting adjustments for the acquisition of the RAI subsidiary of approximately $400,000. Of the total increase approximately $2,154,000 (53%) is directly attributable to the RAI acquisition.

      Research and development expenses increased to approximately $814,000 from approximately $573,000 (42%), primarily due to the addition of RAI and Virgo[registered trademark] related research and development expenses. Of the total increase approximately $91,000 (38%) is attributable to the
acquisition of RAI.   The Company is currently developing and completing
studies related to FDA 510(k) submissions for several new products.

      Selling, general and administrative expenses increased to approximately $3,237,000 from approximately $2,055,000 (58%), primarily due to expenses at RAI and increased payroll and payroll benefits. RAI expenses accouted for approximately $764,000 (65%) of this increase. SG&A expenses decreased as a percentage of revenues from 52% to 32% due to the Company's utilization of its present infrastructure to manage additional operations.

      Net other expense increased to approximately $419,000 from approximately $139,000 due to an increase in interest expense due to financing activities which included a private placement offering of $2,000,000 completed in September, 1995 (see Liquidity and Capital Resources), capital lease agreements used to acquire machinery and equipment and expenses related to the issuance of warrants.

      Net loss decreased to approximately $464,000 from approximately $985,000, primarily due to higher VIRGO[registered trademark] and Carter-Wallace sales and the acquisition of RAI. This was partially offset by higher cost of product sales, research and development costs, selling, general and administrative expenses and an increase in net other expense.

      Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994

      Revenues increased to approximately $3,955,000 from approximately $2,361,000 (67%), primarily as a result of (i) increased sales by the Company's foreign subsidiary, HDC, (ii) sales arising subsequent to July 1, 1995 in connection with the VIRGO[registered trademark] acquisition, (iii) increased revenue from the rental of automated blood-typing systems, and
(iv) contract manufacturing sales to Carter-Wallace.

      Cost of product sales increased to approximately $2,173,000 from approximately $1,185,000 (83%), and increased as a percentage of product sales to 55% from 50% primarily due to increased costs of depreciation and costs associated with the startup of the manufacturing contract with Carter-Wallace, which included material, payroll, depreciation and facility expenses.

      Research and development expenses decreased to approximately $573,000 from approximately $727,000 (21%), primarily due to a decrease in lab supplies and raw materials used for research conducted in connection with the Company's new product development activities. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products.

      Selling, general and administrative expenses increased to approximately $2,055,000 from approximately $1,579,000 (30%), primarily due to increased expenses at HDC relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil and increased bad debt expense.

      Net other expense increased to approximately $139,000 from approximately $4,000 due to an increase in interest expense and a decrease in interest income. The increase in interest expense primarily relates to financing activities which the Company has entered into to acquire machinery and equipment. Interest income decreased due to a reduction in the average balance of interest bearing accounts held by the Company and lower rates of interest.

      Net loss decreased to approximately $985,000 from approximately $1,108,000, primarily due to higher HDC and Carter-Wallace sales, the addition of VIRGO[registered trademark] sales in the fourth quarter and lower research and development costs. This was partially offset by an increase in selling, general and administrative expenses and a decrease in the gross margin percentage.


Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, a bridge loan, lease financing arrangements, borrowings from nonaffiliates and related parties, cash flow from operations and private placements completed in September 1995 and March, 1996.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corporation (formally Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. It's products are used in the growth and testing of retro viruses and as raw materials by manufacturers of clinical diagnostic assays. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes the acquisition will enable the Company to produce several key raw materials for its test, allow for better control of manufacturing costs and enhance the Company's research programs.

      On March 19, 1996 the Company completed a private placement equity offering which provided net proceeds of $6,410,000. In connection with the offering the Company issued 2,695,255 units at a price of $2.75 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrant became tradable upon the completion of a November 14, 1996 amended registration statement, expires in five years, and provides the option to purchase one share of common stock for $2.75. The proceeds from the offering were used to purchase RAI, reduce corporate debt and to provide additional working capital for the Company.

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

      In September and October 1995, the Company completed a private placement, resulting in net proceeds of approximately $1,949,000 which was raised through the issuance of unsecured promissory notes ("Notes"), which were scheduled to mature August 1997 and bore interest at the rate of 13% per annum. In January, 1996 the Company retired $450,000 of the Notes for $450,000 in cash and 100,000 warrants. These warrants allow the holder to purchase common stock at $1.00 per share. The remaining Notes have been converted into 1,550,000 shares of common stock. As of the completion of a registration statement as amended on November 11, 1996, these warrants can be traded pursuant to the terms of the prospectus.

      On July 1, 1995 the Company acquired assets relating to a line of diagnostic test kits from Schiapparelli Biosystems, Inc. for $1,380,000 consisting of $1 million which was paid on July 1, 1995 and a note to Schiapparelli of approximately $380,000 which was paid on December 15, 1995. The VIRGO[registered trademark] line of test kits, based on immunofluorescence technology, is used in the detection of infectious and autoimmune disease and complement the Company's existing product line.

      In December, 1994 the Company entered into a five-year agreement with Carter-Wallace, Inc. to manufacture a broad range of diagnostic test kits for its Wampole Division. The transfer of technology from Carter-Wallace to the Company was completed during the quarter ended March 31, 1996.

      At September 30, 1996, the Company's working capital was approximately $5,417,000 compared to approximately $2,518,000 at September 30, 1995. This increase was principally due to the Company's private placement equity offering and the acquisition of net working capital from RAI. The increase was partially offset by the cash payment used to acquire RAI and by the year to date operating losses.

      Inventory balances increased from approximately $1,085,000 on September 30, 1995 to approximately $3,178,000 on September 30, 1996 due to the purchase of RAI inventory and the purchase of approximately $496,000 worth of raw material inventory from Carter Wallace. Accounts payable and accrued expenses increased from approximately $773,000 to approximately $1,429,000 primarily due to the assumption of RAI payables and the Carter Wallace inventory purchases. The Carter Wallace purchases will be paid for over a two year period. Accounts Receivable balances increased from approximately $949,000 to approximately $1,674,000 primarily due to the RAI acquisition.

      Long term debt decreased from approximately $4,266,000 on September 30, 1995 to approximately $958,000 on September 30, 1996, due to the conversion of $1,550,000 in Notes (described above) into common stock, the retiring of an additional $450,000 of these Notes and the prepayment of approximately $848,000 of capital lease obligations following the private placement equity offering of March 19, 1996. Notes payable of approximately $380,000 were repaid in December, 1995.

      At September 30, 1996 the Company had capital finance arrangements with two companies totaling approximately $958,000. The Company used this financing to acquire blood typing machines and other equipment. The Company is required to pay an average of $42,000 per month in the aggregate under these arrangements during fiscal 1997. These arrangements run through 1998.

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

New Accounting Pronouncements

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and marketable equity securities be classified as trading, available-for-sale or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. At September 30, 1996 and 1995, the Company held certificates of deposit of $1,360,249 and $803,000, respectively. All certificates held at September 30, 1996 mature within one year. These certificates of deposit are classified as available-for-sale and are recorded at cost at September 30, 1996 and 1995, which approximates fair value.

      Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which included property and equipment, certain identifiable intangible assets and goodwill should be recognized and how impairment losses should be measured. It is the opinion of the Company's management that the effect of the implementation of FAS 121 is not material to the Company's financial statements.

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

Item 7.  Financial Statements and Supplementary Data.

      See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 8.  Change in Certifying Accountants.

      On January 29, 1996, Price Waterhouse LLP declined to stand for reelection as independent accountants for the Company.

      There were no disagreements between the Company and Price Waterhouse LLP regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures in connection with the audit of each of the Company's fiscal years in the period October 1, 1994 through September 30, 1995, or at any time through January 29, 1996 which, if not resolved to the satisfaction of Price Waterhouse LLP would have caused Price Waterhouse LLP to make reference to the subject matter of such disagreement in connection with its report. There have been no reportable events (as defined by Regulation S-B Item 304(a)(1)(iv)(B)) during the period from October 1, 1994 through September 30, 1995, and during the period through January 29, 1996. In addition, during this period, the Company has not consulted another accountant regarding the application of accounting principles to a specified transaction.

      The report of Price Waterhouse LLP upon the Company's financial statement for the fiscal year ending September 30, 1995 contained neither an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

      Price Waterhouse LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter, dated February 2, 1996, was filed as an exhibit to the Company's report on Form 8-K filed with the Commission on February 3, 1996 and is incorporated herein by reference.

      On May 20, 1996 the Board of Directors of the Company approved the engagement of BDO Seidman, LLP as the independent accountants for the Company.

                                  PART III

      Items 9 to 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                   PART IV

Item 13.       Exhibits, List and Reports on Form 8-K.

        (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants - BDO Seidman, LLP     F-2
Report of Independent Accountants - Price Waterhouse LLP                  F-3
Consolidated Balance Sheets at September 30, 1996
 and 1995                                                                 F-4 to F-5
Consolidated Statements of Operations for the years
 ended September 30, 1996, 1995 and 1994                                  F-6
Consolidated Statements of Stockholders' Equity
 for the years ended September 30, 1996, 1995 and 1994                    F-7
Consolidated Statements of Cash Flows for the years
 ended September 30, 1996, 1995 and 1994                                  F-8 to F-9
Notes to Consolidated Financial Statements                                F-10 to F-33

        (a)(2) Exhibits.

               (i) The following exhibits, required by Item 601 of Regulation S-B, are filed herewith:

None.

               (ii) The following exhibits were filed as part of the Company's
                    Form SB-2 Registration Statement (33-52686-B) declared effective by the Securities and Exchange Commission (the "Commission") on February 4, 1993 and are herein incorporated by reference:




Exhibit No.         Title
-----------         -----


   3a               Certificate of Incorporation.

   3b               Bylaws.

   3c               Certificate of Agreement of Merger between Hemagen Diagnostics
                    Inc., a Massachusetts corporation, and the Company, dated May 1, 1992.

   3d               Articles of Merger between Hemagen Diagnostics Inc., a
                    Massachusetts corporation, and the Company, dated May 1, 1992.

   4a               Rights of security holders (included in Exhibits 3a and 3b).

   4b               Specimen Stock Certificate.

  10a               Technology Purchase Agreement between Dr. de Oliveira and Dr.
                    Lazzari and Seragen, Inc., dated April 15, 1983.

  10b               Assignment and Assumption Agreement between the Company and
                    Seragen, Inc., dated September 12, 1985.

  10c               Product Development Agreement between the Company and Boston
                    University, dated February 14, 1992.

  10d               License Agreement between the Company and Boston University, dated
                    March 1992.

  10e               Distributorship Agreement between the Company and Eurobio
                    Laboratories, dated June 11, 1991.

  10f               Distributorship Agreement between the Company and International
                    Reagents Corporation, dated February 1, 1990.

  10g               Financial Assistance Agreement between the Company and Hemagen
                    Diagnosticos, Comercio, Importacao e Exportacao Ltd., dated July 31, 1991.

  10h               Distribution Agreement between the Company and Hemagen
                    Diagnosticos, Comercio, Importacao e Exportacao Ltd., dated July 31, 1991.

 *10i               Form of Employment Agreement between the Company and Dr.
                    Franzblau.

 *10j               Form of Employment Agreement between the Company and Dr. de
                    Oliveira.

 *10k               1992 Stock Option Plan.

  10l               Distributorship Agreement between the Company and Labor
                    Diagnostika GmbH, dated July 1, 1990.

  10m               Product Purchase Agreement between the Company and Olympus
                    Corporation, dated February 24, 1989.

  10n OEM Agreement between the Company and Sigma Diagnostics, Inc., dated May 11, 1992.

  10o               Note issued by the Company to Boston University, dated December
                    15, 1985.


  10p               Letter Agreement between the Company and Antonio Lazzari, M.D., dated April 28, 1985.

  10q               Lease between the Company and Philip Pagliazzo and Rose Pagliazzo, dated May 15, 1992.

  10r               Distribution Agreement between the Company and Olympus
                    Corporation, dated September 1, 1992.

 *10s               Form of Employment Agreement between the Company and Mr. von
                    Stein.

  10t               Product Development Agreement between the Company and Sigma
                    Diagnostics, Inc., dated October 16, 1992.

 *10u               Revised Employment Agreement between the Company and Dr. de
                    Oliveira.

 *10v               Revised Employment Agreement between the Company and Dr.
                    Franzblau.

  10w               Description of the Company's lease for certain premises located in
                    Waltham, Massachusetts.

  10x               Lease for office space of Hemagen Diagnosticos, Comercio,
                    Importaceo e Exportaceo, Ltd. ("HDC") in Sao Paulo, Brazil.

  10x Description of the Lease for office space of HDC in Sao Paulo, Brazil.

  10y               Equity Purchase Agreement between the Company and HDC, dated as of
                    October 1, 1992.

  10aa Form of Warrant issued in connection with the Bridge Loan and Statement of Registration Rights.

  10cc              Form of Subscription Agreement used in connection with the Bridge
                    Loan.

  21                List of the Company's Subsidiaries.


<F*>  These exhibits relate to a management contract or compensatory plan or arrangement.


               (iii) The following exhibit was filed as part of the Company's
                     Form 10-QSB for the quarter ended March 30, 1993.

Exhibit No.         Title
-----------         -----

  10a Master Lease Agreement between the Company and Aberlyn Capital Management Limited Partnership, dated April 1, 1993.

               (iv) The following exhibit was filed as part of the Company's
                    Form 10-KSB for the Fiscal Year ending September 30, 1994.

Exhibit No.    Title
-----------    -----

  10a Product Development Agreement between the Company and Boehringher Mannheim GmbH, dated November 25, 1993.

  10b Option Agreement between the Company and Boston University, dated October 15, 1993.

               (v) The following exhibits were filed as part of the Company's Form 10QSB for the quarter ending December 31, 1994

  10dd Distributorship Agreement between the Company and Labor Diagnostika GmbH dated October 1, 1994.

  10ee Agreement between the Company and Carter-Wallace, Inc. dated December 22, 1994.

  10ff License Assignment and License Agreement between the Company and Aberlyn Capital Management Limited Partnership dated December 30, 1994.

               (vi) The following exhibits were filed as part of the Company's
                    Form 10-KSB for the year ending September 30, 1996.

Exhibit No.     Title
-----------     -----

  10gg Distributorship Agreement between the Company and Schiapparelli Biosystems. B.V.

  10hh          Distributorship Agreement between the Company and Olympus
                America, Inc.

  23a           Consent of Independent Certified Public Accountants--BDO
                Seidman, LLP

  23b           Consent of Independent Accountants--Price Waterhouse LLP

  27            Financial Data Schedule


        (b) Reports on Form 8-K. (i) On July 13, 1995 the Company filed a form 8-K related to the purchase VIRGO[registered trademark] product line.

               The Following financial statements were filed with the form 8K.

               Report of KPMG Peat Marwick.
               Statement of Inventory and Equipment and Leasehold Improvements
                of Immunofluorescent Assay and IL-2 Product Lines of Schiapparelli Biosystems, Inc. for the year ended December 31, 1994.
               Statement of Operations before Administrative, Interest and
                Income Tax Expenses of Immunofluorescent Assay and IL-2 Product Line for the six month ended June 30, 1995 (unaudited).
               Pro forma Condensed and Combined Statement of Operations of the
                Company and certain assets acquired from Schiapparelli for the nine months ended June 30, 1995 and the year ended September 30, 1994 (unaudited).

               (ii)  On December 27, 1995 the Company filed a form 8-K
                      announcing the intention of purchasing RAI.

               (iii) On February 3, 1996 the Company filed a form 8-K announcing that Price Waterhouse had declined to stand for reelection as independent accountants for the Company.

               (iv)  On March 4, 1996 the Company filed a form 8-K related to the purchase of RAI.

               The following financial statements were filed with the form 8-K.

               Audited Financial Statements for Reagents Applications, Inc. as
                of December 31, 1994 and 1993.
               Pro Forma Financial Information for the Registrant and RAI for
                the year ended September 30, 1995 and for the three months ended December 31, 1995 and December 31, 1994.

               (v)   On May 22, 1996 the Company filed a form 8-K related to the approval of BDO Seidman, LLP as the independent accountants for the Company.

               (vi)  On November 14, 1996 the Company filed a form 8-K related to the purchase of the assets of 872 Main Street Corporation (formerly Cellular Products, Inc.).



                                 SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HEMAGEN DIAGNOSTICS, INC.


Date:  December 26, 1996     By:/s/ Dr. Carl Franzblau
                                    -----------------------------
                                    Dr. Carl Franzblau, President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Name                            Capacity                         Date
----                            --------                         ----


/s/Carl Franzblau               President and Chairman of        December 26, 1996
---------------------           of the Board of Directors
Carl Franzblau, Ph.D.           (Principal Executive Officer)


/s/William Franzblau            Chief Financial Officer          December 26, 1996
--------------------            (Principal Financial
William Franzblau               Officer)


/s/Myrna Franzblau              Treasurer (Principal             December 26, 1996
------------------              Accounting Officer)
Myrna Franzblau


/s/Alan S. Cohen                Director                         December 26, 1996
-------------------
Alan S. Cohen, M.D.


/s/Lawrence Gilbert             Director                         December 26, 1996
-------------------
Lawrence Gilbert


----------------------------    Director
Ricardo M. de Oliveira, M.D.


/s/John I. Sandson              Director                         December 26, 1996
---------------------
John I. Sandson, M.D.


/s/Charles W. Smith             Director                         December 26, 1996
-------------------
Charles W. Smith



                          HEMAGEN DIAGNOSTICS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page

Report of Independent Accountants - BDO Seidman......................   F-2

Report of Independent Accountants - Price Waterhouse.................   F-3

Consolidated Balance Sheet as of September 30, 1996 and 1995.........   F-4

Consolidated Statement of Operations for the years ended September
 30, 1996, 1995 and 1994.............................................   F-5

Consolidated Statement of Stockholders' Equity for the years ended
 September 30, 1996, 1995 and 1994...................................   F-6

Consolidated Statement of Cash Flows for the years ended September
 30, 1996, 1995 and 1994.............................................   F-7

Notes to Consolidated Financial Statements...........................   F-8


                          HEMAGEN DIAGNOSTICS, INC.

                              INDEX TO EXHIBITS


                                             Hemagen Diagnostics, Inc.
                                                      and Subsidiaries

                            Index to Consolidated Financial Statements

-------------------------------------------------------------------------------



Report of Independent Certified Public Accountants - BDO Seidman, LLP    F-2

Report of Independent Accountants - Price Waterhouse LLP                 F-3

Consolidated financial statements:

  Balance sheets                                                         F-4 to F-5

  Statements of operations                                               F-6

  Statements of stockholders' equity                                     F-7

  Statements of cash flows                                               F-8 to F-9

  Notes to consolidated financial statements                             F-10 to F-33



Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheet of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


  BDO Seidman, LLP



Boston, Massachusetts
November 12, 1996




                      Report of Independent Accountants


To the Board of Directors and
Stockholders of Hemagen Diagnostics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and its subsidiary at September 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Hemagen Diagnostics, Inc. for any period subsequent to September 30, 1995.



Price Waterhouse LLP


Boston, Massachusetts
November 30, 1995






                                             Hemagen Diagnostics, Inc.
                                                      and Subsidiaries

                                           Consolidated Balance Sheets

-------------------------------------------------------------------------------

September 30,                                                      1996           1995
--------------------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                                        $   756 919    $ 1 333 067
  Short-term investments                                             1 360 249        803 000
  Accounts receivable, less allowance for
   doubtful accounts of $53,800 and $26,900
   at September 30, 1996 and 1995, respectively                      1 673 791        949 254
  Inventories                                                        3 178 180      1 084 926
  Prepaid expenses and other current assets                            271 800        195 140
---------------------------------------------------------------------------------------------

      Total current assets                                           7 240 939      4 365 387

Property and equipment, net of accumulated depreciation              2 931 879      2 538 282

Other assets                                                         1 636 412        401 414
---------------------------------------------------------------------------------------------

                                                                   $11 809 230    $ 7 305 083
=============================================================================================

                   See accompanying notes to consolidated financial statements.


September 30,                                                      1996           1995
---------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                            $ 1 428 790    $   772 574
  Notes payable                                                              -        382 584
  Current maturities of long-term debt                                 395 034        672 073
  Deferred revenue                                                           -         20 000
---------------------------------------------------------------------------------------------


      Total current liabilities                                      1 823 824      1 847 231

Long-term debt payable to related parties                                    -        350 000

Long-term debt, less current maturities                                562 672      3 243 566
---------------------------------------------------------------------------------------------

      Total liabilities                                              2 386 496      5 440 797
---------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiary                                 -              -

Commitments and contingencies (Note 15)

Stockholders' equity:
  Preferred stock, no par value - 1,000,000 shares
   authorized; none issued  -  -
  Common stock, $.01 par value - 30,000,000 shares
   authorized; 7,620,890 and 3,162,000 shares issued
   and outstanding at September 30, 1996 and 1995, respectively         76 209         31 620
  Additional paid-in capital                                        13 132 757      5 154 912
  Accumulated deficit                                               (3 780 232)    (3 316 246)
---------------------------------------------------------------------------------------------
                                                                     9 428 734      1 870 286
  Less - receivable from stockholders                                   (6 000)        (6 000)
---------------------------------------------------------------------------------------------

      Total stockholders' equity                                     9 422 734      1 864 286
---------------------------------------------------------------------------------------------

                                                                   $11 809 230    $ 7 305 083
=============================================================================================

                   See accompanying notes to consolidated financial statements.



                                             Hemagen Diagnostics, Inc.
                                                      and Subsidiaries

                                 Consolidated Statements of Operations
-------------------------------------------------------------------------------

Years ended September 30,                          1996           1995          1994
-------------------------------------------------------------------------------------------


Revenue:
  Product sales                                    $10 161 335    $3 935 195    $ 2 360 541
  Research and development contracts                    58 000        20 000              -
-------------------------------------------------------------------------------------------
                                                    10 219 335     3 955 195      2 360 541
-------------------------------------------------------------------------------------------

Cost and expenses:
  Cost of product sales                              6 213 398     2 173 087      1 185 022
  Cost of research and development revenue              36 040        10 814              -
  Research and development                             777 718       562 497        727 149
  Selling, general and administrative                3 237 045     2 054 908      1 579 376
-------------------------------------------------------------------------------------------
                                                    10 264 201     4 801 306      3 491 547
-------------------------------------------------------------------------------------------
    Operating loss                                     (44 866)     (846 111)    (1 131 006)
-------------------------------------------------------------------------------------------

Other income (expenses):
  Interest income                                      106 566       108 961        129 743
  Interest expense                                    (517 052)     (265 696)       (87 833)
  Foreign exchange gain (loss)                         (21 179)       17 903        (46 001)
  Other                                                 12 545             -              -
-------------------------------------------------------------------------------------------
                                                      (419 120)     (138 832)        (4 091)
-------------------------------------------------------------------------------------------

    Loss before provision for income tax
     benefit and minority interest in net loss
     of consolidated subsidiary                       (463 986)     (984 943)    (1 135 097)

Income tax benefit                                           -             -        (17 661)
-------------------------------------------------------------------------------------------
    Loss before minority interest                     (463 986)     (984 943)    (1 117 436)

Minority interest in net loss of
 consolidated subsidiary                                     -             -         (9 314)
-------------------------------------------------------------------------------------------
Net loss                                           $  (463 986)   $ (984 943)   $(1 108 122)
===========================================================================================

Net loss per share                                 $      (.08)   $     (.31)   $      (.35)
===========================================================================================

Weighted average shares outstanding                  5 666 357     3 157 759      3 150 000
===========================================================================================


                   See accompanying notes to consolidated financial statements.


                                             Hemagen Diagnostics, Inc.
                                                      And Subsidiaries


                       Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------

                                                      Common Stock       Additional                 Receivable
                                                   --------------------  Paid-in      Accumulated   from           Stockholders'
                                                   Shares     Par Value  Capital      Deficit       Stockholders   Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1993                      3 150 000  $31 500    $ 4 960 032  $(1 223 181)  $(6 000)       $ 3 762 351
  Net loss                                                 -        -              -   (1 108 122)        -         (1 108 122)
------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                      3 150 000   31 500      4 960 032   (2 331 303)   (6 000)         2 654 229
  Issuance of common stock to Board of Directors
   in lieu of compensation                            12 000      120         23 880            -         -             24 000
  Issuance of stock purchase warrants                      -        -        171 000            -         -            171 000
  Net loss                                                 -        -              -     (984 943)        -           (984 943)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                      3 162 000   31 620      5 154 912   (3 316 246)   (6 000)         1 864 286
  Issuance of common stock upon conversion
   of subordinated debt                            1 550 000   15 500      1 502 565            -         -          1 518 065
  Issuance of common stock, net of expenses,
   in connection with private placement offering   2 695 255   26 953      6 383 216            -         -          6 410 169
  Exercise of common stock purchase warrants          90 517      905           (905)           -         -                  -
  Exercise of common stock purchase warrants          45 259      453           (453)           -         -                  -
  Exercise of common stock purchase warrants          45 259      452           (452)           -         -                  -
  Issuance of common stock to employees under
   stock option plan                                   5 100       51          8 899            -         -              8 950
  Issuance of common stock to Board of Directors
   under stock option plan                             7 500       75         11 175            -         -             11 250
  Issuance of common stock purchase warrants               -        -         50 000            -         -             50 000
  Issuance of common stock to Board of Directors
   in lieu of compensation                            20 000      200         23 800            -         -             24 000
  Net loss                                                 -        -              -     (463 986)        -           (463 986)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                      7 620 890  $76 209    $13 132 757  $(3 780 232)  $(6 000)       $ 9 422 734
==============================================================================================================================

                   See accompanying notes to consolidated financial statements.


                                             Hemagen Diagnostics, Inc.
                                                      and Subsidiaries

                                              Statements of Cash Flows
-------------------------------------------------------------------------------

September 30,                                         1996           1995           1994
-----------------------------------------------------------------------------------------------

Cash flow from operating activities:
  Net loss                                            $  (463 986)   $  (984 943)   $(1 108 122)
  Adjustments to reconcile net loss to cash
   provided (used) by operating activities:
    Depreciation and amortization                         763 041        415 803        231 281
    Compensation relating to the issuance of
     warrants and common stock                             74 000              -              -
    Amortization of deferred financing costs and
     debt discount                                              -         37 530              -
    Foreign exchange (gain) loss                           21 179        (17 903)        46 001
    Minority interest in net income (loss) of
     consolidated subsidiary                                    -              -         (9 314)
    Loss on sale of fixed assets                                -              -          3 866
    Changes in operating assets and liabilities,
     net of effects of purchase of RAI in 1996
     and Virgo[registered trademark] in 1995:
      Restricted cash                                           -         53 000        (53 000)
      Accounts receivable                                 135 435       (437 744)      (192 007)
      Amounts due from related party                            -              -         20 000
      Refundable income taxes                                   -         17 661         (7 993)
      Inventories                                        (306 967)      (141 728)      (135 347)
      Prepaid expenses and other current assets              (471)       (42 394)        25 065
      Accounts payable and accrued expenses               329 871        479 128        830 356
      Deferred revenue                                    (20 000)        20 000              -
-----------------------------------------------------------------------------------------------
        Net cash provided (used) by
         operating activities                             532 102       (601 590)      (349 214)
-----------------------------------------------------------------------------------------------

Cash flow from investing activities:
  Payment for acquisition, net of cash acquired        (4 920 548)    (1 034 670)             -
  Purchases of short-term investments                  (1 360 249)      (303 000)             -
  Proceeds from maturity of short-term investments        803 000        650 000        850 000
  Purchases of property and equipment                    (234 343)      (330 636)      (957 489)
  Proceeds from sale of fixed assets                            -              -         14 575
  Other assets                                            345 973       (255 346)        (8 678)
-----------------------------------------------------------------------------------------------
        Net cash used by investing activities          (5 366 167)    (1 273 652)      (101 592)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable to related party                  -        350 000              -
  Repayments of notes payable to related party           (350 000)             -              -
  Proceeds from issuance of long-term debt                108 392      3 007 052              -
  Repayments of long-term debt                         (1 930 844)      (355 942)      (220 306)
  Proceeds from issuance of common stock, net           6 410 169              -              -
  Deferred financing costs                                      -        (51 095)             -
  Exercise of stock options and warrants                   20 200              -              -
-----------------------------------------------------------------------------------------------

        Net cash provided (used) by
         financing activities                           4 257 917      2 950 015       (220 306)
-----------------------------------------------------------------------------------------------

Effect of exchange rates on
 cash and cash equivalents                                      -        (10 383)       (54 541)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                                    (576 148)     1 064 390       (725 653)

Cash and cash equivalents at
 beginning of year                                      1 333 067        268 677        994 330
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year              $   756 919    $ 1 333 067    $   268 677
===============================================================================================
Cash payments of interest                             $   507 849    $   242 930    $    87 833
===============================================================================================
Cash payments (refunds) of taxes                      $         -    $   (17 661)   $         -
===============================================================================================


Supplemental disclosure of non-cash financing and investing activities, see
Note 2.


                   See accompanying notes to consolidated financial statements.


1.  Nature of Business and Organization

      Hemagen Diagnostics, Inc. ("Hemagen" or the "Company") is a biotechnology company which develops, manufactures and markets laboratory medical diagnostic kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the state of Delaware in 1992.


2.  Significant Accounting Policies

    Estimates and  Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC") for the three years ended September 30, 1996 and the accounts of Reagents Applications, Inc. ("RAI") from March 1, 1996, the effective date of the acquisition as described in Note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company has a 51% interest in HDC. Minority interest in consolidated subsidiary represents the minority shareholders' proportionate share of the earnings of HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

    Foreign Currency Translation

      The functional currency of HDC is the U.S. dollar. Certain assets (primarily inventories and property and equipment) and liabilities and related income and expenses of HDC are remeasured into U.S. dollars at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are translated at the exchange rates in effect as of the balance sheet date, and income and expense items are translated at average exchange rates for the period. Remeasurement gains and losses are included in operations as they occur.

    Cash Equivalents and Short-Term Investments

      The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in certificates of deposit.

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and marketable equity securities be classified as trading, available--for--sale or held--to-- maturity. Available--for--sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. At September 30, 1996 and 1995, the Company held certificates of deposit of $1,360,249 and $803,000, respectively. All certificates held at September 30, 1996 mature within one year. These certificates of deposit are classified as available--for--sale and are recorded at cost at September 30, 1996 and 1995, which approximates fair value.

    Inventories

      Inventories are stated at the lower of cost, determined on a first--in, first--out basis, or market.

    Property and Equipment

      Property and equipment is stated at cost. Depreciation is provided on a straight--line basis over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are expensed as incurred.

    Goodwill

       Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 15 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

    Income Taxes

      The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

    Revenue Recognition

      Revenue from the sale of products is recognized when the product is shipped. Revenue from contracts to conduct research and development is recognized using the percentage--of--completion method. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of contract billings related to research and development not complete at the balance sheet date is included in deferred revenue.

    Advertising

      The Company expenses advertising costs as incurred. Advertising expense was approximately $48,000, $32,000 and $23,000 in fiscal 1996, 1995 and 1994, respectively.

    Net Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period, and shares obtainable through conversion of convertible debt. Convertible debt and common stock equivalents, consisting of outstanding stock options and warrants, are excluded from the computation in loss periods as their effect is antidilutive.

    Statement of Cash Flows - Disclosure of Non-Cash Financing and Investing Activities


      During 1996, the Company forced the conversion of $1,550,000 of notes payable into 1,550,000 shares of common stock. Also in connection with the conversion, common stock purchase warrants with a total estimated value of $50,000 were issued.

      Common stock with a value of $24,000 was issued to non-employee members of the Board of Directors in lieu of compensation during 1996.

      During 1996, 181,035 warrants were exercised in a non-monetary transaction whereby the Company forgo its rights to the cash consideration upon exercise of these warrants in return for the warrant holder's forfeiture of their right to exercise the remaining 68,965 warrants.

      An instrument with a net book value of $157,319 was transferred from fixed assets to inventory during 1996.

      Capital lease obligations of $400,802 and $643,564 related to sale and leaseback transactions, were incurred in fiscal 1995 and 1994, respectively, when the Company entered into capital lease agreements for fixed assets. An additional capital lease obligation for fixed assets of $117,650 was entered into in 1995. The capital lease obligations entered into in 1994 include an asset of $174,750 acquired by the Company in 1993 and recorded in accounts payable at September 30, 1993. In fiscal 1994, this liability was paid directly by the leasing company and the lease liability was recorded by the Company (see Note 6).

      An instrument with a cost of $174,750 was transferred from inventory to fixed assets in 1994.

      Long term debt of $3,994 was forgiven in conjunction with the sale of fixed assets in 1994.

      Fixed assets with a book value of $799,500, recorded in accounts payable at September 30, 1994, were returned in 1995 prior to being paid for.

      In conjunction with the purchase of certain assets and liabilities of Schiapparelli, a note payable for $382,584 was issued (see Note 3).

      Common stock purchase warrants with a total estimated value of $116,000 were issued in 1995 to outside consultants for services to be rendered (see
Note 11).

      Common stock purchase warrants with a total estimated value of $55,000 were issued in 1995 to a leasing company in conjunction with financing agreements (see Note 11).

      Common stock with a value of $24,000 was issued to non--employee members of the Board of Directors in lieu of compensation during 1995 (see Note 11).

    New Accounting Pronouncements

      Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. It is of the opinion of the Company's management that the effect of the implementation of SFAS 121 is not material to the Company's financial statements.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock--Based Compensation." SFAS 123 allows the Company to account for its stock--based employee compensation plans based upon either a fair value method or the intrinsic value method currently followed by the Company. If the current method is retained, SFAS 123 requires certain additional disclosures regarding the impact which the fair value method would have on the results of the Company's operations. The Company expects to retain its current method of accounting for stock--based compensation plans, and therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations. Adoption of SFAS 123 is required for financial statements of fiscal years beginning after December 15, 1995. The Company will implement the disclosure requirements of SFAS 123 as required in fiscal 1997.

3.  Acquisitions

      Effective March 1, 1996, the Company acquired 100% of the outstanding common stock of Reagents Applications, Inc., a manufacturer of diagnostic test kits for a cash purchase price of $4,979,195.

      The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the net assets acquired of approximately $1,635,487 was allocated to goodwill and is being amortized over 15 years.

      The Company acquired certain assets, primarily inventory and fixed assets, and assumed certain liabilities, related to the Virgo[registered trademark] product line of Schiapparelli Biosystems, Inc. ("Schiapparelli") on July 1, 1995 for total consideration and related costs of $1,417,254. The purchase price was paid in three installments: $1,000,000 upon closing and notes payable of $250,000 due on December 31, 1995 and $132,584 due on June 30, 1996. Both parties subsequently agreed to accelerate the payment of these notes to December 15, 1995. The notes payable to Schiapparelli were secured by a first priority security interest in the accounts receivable and inventory of the Virgo[registered trademark] business. At September 30, 1995, the accounts receivable and inventory balance of the Virgo[registered trademark] business exceeded the amount of the note. The acquisition was funded by the issuance of $2,000,000 13% convertible notes through a private placement offering (see
Note 10). The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess of the fair value of net assets acquired over the purchase price was recorded as a reduction of the value of fixed assets acquired, in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations". The Virgo[registered trademark] products consist primarily of assays that aid in the diagnosis of infectious and autoimmune diseases using immunofluorescence technology.

      The consolidated statements of operations and cash flows for the year ended September 30, 1996 include the results of operations and cash flows for RAI from March 1, 1996 through September 30, 1996 and for Virgo[registered trademark] for the entire year.

      The consolidated statements of operations and cash flows for the year ended September 30, 1995 include the results of operations and cash flows for Virgo[registered trademark] from July 1, 1995 through September 30, 1995.

      The unaudited pro forma combined results of operations of the Company and the businesses acquired in fiscal 1996 and 1995 for the years ended September 30, 1996 and 1995, assuming that the acquisitions had occurred at October 1, 1994 and after giving effect to certain pro forma adjustments are as follows:

      September 30,                1996           1995
      ------------------------------------------------

      Revenue               $12 334 000    $11 664 000

      Net loss                 (855 000)      (428 000)

      Net loss per share           (.14)          (.08)


4.  Related Party Transactions

    Related Parties

      The Company's Chairman of the Board, Chief Executive Officer, President and principal stockholder is the Chairman of Boston University's (the "University") Biochemistry Department and a Professor and Associate Dean for Graduate Affairs of the University's School of Medicine. Certain other directors and stockholders of the Company are also employed by the University.
 The Company has entered into certain product development and license agreements with the University as further described below.

    Product Development Agreement

      In February 1992, the Company entered into a product development agreement with the University to develop, on a best efforts basis, a product which can indicate certain diseases. Under this agreement, the Company is obligated to provide facilities, personnel, supplies and services totaling $100,000, which are recorded as research and development contract support costs as incurred. No such costs were incurred in the years ended September 30, 1996, 1995 or 1994. The Company retains a 50% interest in all intellectual property developed. The University is obligated to provide $100,000 in cash to the Company over the term of the agreement to pay for the services of two employees of the Company and certain equipment and other costs which are recorded as costs of research and development revenues as incurred. The Company recorded $10,814 of such costs in the year ended September 30, 1995.
No such costs were incurred in the years ended September 30, 1996 or 1994. The Company received $40,000 from the University under this agreement in the year ended September 30, 1995, of which $20,000 of revenue was recognized in 1995 and the remaining $20,000 was recognized in 1996. No revenue was recognized under this product development agreement in the year ended September 30, 1994.
 No amounts were due to the Company at September 30, 1996 or 1995 under this agreement.

      If the technology developed is licensed to a third party, royalties will be distributed in proportion to the number of patents and patent applications licensed to the Company and the University, respectively. License fees will be distributed equally up to a maximum of $215,000; thereafter, the fees will be allocated in the same manner as royalties.

      The agreement terminated in September 1993. The agreement provided that following its termination (i) if the Company and the University both desire to further develop and market the technology, that they enter into a joint venture for that purpose, (ii) if only the Company desires to further develop the technology, it may purchase the rights to the technology and reimburse the University for its initial $100,000 investment, (iii) if only the University desires to pursue the technology, then the University will repay the Company for its initial investment, (iv) if neither party desires to pursue the technology, neither party will have any obligation to the other. The rights to the technology will be assigned in accordance with patent law and the University shall own any equipment purchased with University funds. If neither party desires to pursue the technology, the Company has agreed to assign its rights to the technology to the University. The Company intends to further develop the technology and is discussing the alternatives with the University.

    License Agreements

      In March 1992, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use the University's patented and patent -pending technology to manufacture and market certain products. Under the agreement, the Company is obligated to pay an annual royalty of 5% of the first $50,000 of the Company's net sales of these products and 10% of net sales of these products in excess of $50,000 until the Company has paid the University a license fee of $10,000 in total and reimbursed it for certain patent expenses. All royalties to be paid thereafter will equal 5% of the Company's net sales of these products. Sales of products using technology obtained under the agreement, but not specifically covered under the patent application, and sales which occur if no patents are granted, are subject to a 3% royalty for a period of ten years. The Company also agreed to pay the University 27.5% of royalties the Company receives if it sublicenses the technology and 25% of the license fees resulting from any sublicense agreement. There were no royalties paid in the years ended September 30, 1996 or 1995. Royalties of $2,873 were paid in the year ended September 30, 1994 and $618 was accrued at September 30, 1995. The agreement terminates upon the termination of the patents.

      In July 1994, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent--pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the initial license agreement and will be applied to the license fee of $15,000. No royalties were paid in the years ended September 30, 1996, 1995 or 1994 and no amounts were accrued for royalties at September 30, 1996 or 1995. The agreement terminates upon the termination of the patents.

    Convertible Notes

      In fiscal 1995, the Company issued approximately $350,000 of the $1,956,250 private placement offering of convertible notes (see Note 10) to related parties. The related parties consist primarily of board members, officers, and management of the Company and their family members. At September 30, 1995, the Company had accrued interest of approximately $7,000 relating to these notes and the same amount of interest expense had been incurred for fiscal 1995. The Company recognized $30,000 of interest expense relating to these notes in fiscal 1996.

      The Company forced the conversion of these notes into shares of common stock as further described in Note 11.


5.  Inventories

      Inventories consist of the following:


      September 30,                          1996          1995
      ---------------------------------------------------------

      Raw materials                    $1 278 021    $  382 578
      Work-in-process                     274 181       346 517
      Finished goods                    1 625 978       355 831
      ---------------------------------------------------------
                                       $3 178 180    $1 084 926
      =========================================================



6.  Property and Equipment

      Property and equipment include the following:

      September 30,                          1996          1995
      ---------------------------------------------------------

      Furniture and equipment          $3 950 300    $2 893 063
      Leasehold improvements              523 113       481 734
      ---------------------------------------------------------
                                        4 473 413     3 374 797
      Less accumulated depreciation
       and amortization                 1 541 534       836 515
      ---------------------------------------------------------
                                       $2 931 879    $2 538 282
      =========================================================


      Depreciation and amortization expense relating to property and equipment was $708,525, $404,522 and $219,766 for the years ended September 30, 1996,
1995 and 1994, respectively.

      Included in the above amounts is equipment of $174,750 which was not in service at September 30, 1995. Depreciation on this equipment began in 1996 when the equipment was placed in service. Included in the above amounts is property and equipment acquired under capital leases of $534,114 and $1,927,004 at September 30, 1996 and 1995, respectively. Accumulated depreciation and amortization on property and equipment under capital leases totaled $321,671 and $338,988 at September 30, 1996 and 1995, respectively.

      In fiscal 1996, the Company retired lease obligations amounting to $1,337,044 and acquired the ownership of the assets under these leases.


7.  Other Assets

      Other assets consist of the following:

                                       1996          1995
      -------------------------------------------------------

      Goodwill, net of accumulated
       amortization of $54,516         $1 580 971    $      -
      Other                                55 441     401 414
      -------------------------------------------------------
                                       $1 636 412    $401 414
      =======================================================


8.  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses include the following:

      September 30,                1996          1995
      ---------------------------------------------------

      Accounts payable - trade     $  645 068    $556 739
      Accrued professional fees       144 149      60 100
      Accrued vacation                155 163      46 000
      Accrued other                   484 410     109 735
                                   ----------------------
                                   $1 428 790    $772 574
      ===================================================


9.  Development and License Agreements

      In October 1992, the Company entered into a product development agreement with a customer, under which the customer and the Company would each contribute $93,500, subject to the Company meeting specified goals in connection with the development of a product line by December 31, 1993. The Company completed the development in the year ended September 30, 1993, and all amounts due under the terms of the agreement were paid in full. Under this agreement, the customer received a perpetual, non--exclusive license to manufacture the product. The customer and the Company agreed to pay royalties to each other, ranging from 2% to 6%, on net sales of the product sold by the other during the first ten years after development. In addition, the selling party shall pay a royalty equal to 6% of net sales of the product to the other party until a total amount of $93,500 has been paid to the other party. After the Company has been reimbursed its $93,500 contribution, the balance of the customer's contribution not already repaid by the Company shall be repaid in eight quarters by offsetting any royalty payments due to the customer. If the customer elects not to manufacture the product itself, then Hemagen shall have the right of first refusal to manufacture the product for sale by the customer. Hemagen retains ownership rights in all technology developed under this agreement.

     There were no sales of this product in the years ended September 30, 1996, 1995 or 1994. The Company and the customer are in the process of filing for FDA clearance for sale of such products in the U.S.

      In November 1993, the Company entered into a product development agreement with a customer under which the Company would develop a product which would work in conjunction with the customer's blood analyzer. Under the terms of the agreement, the Company would provide facilities and personnel and the customer would provide the use of its blood analyzer and materials. The Company completed the development in the year ended September 30, 1994. Under this agreement, the Company maintains exclusive rights to manufacture and sell the product and may enter into an OEM agreement with the customer. The Company may grant the customer the right to manufacture the product on its own under mutually agreeable terms but neither party has the right to license or assign the right to manufacture the product to a third party without the permission of the other party. As of September 30, 1996, no OEM or license agreements have been entered into by the Company and the customer. There were no sales of this product in the years ended September 30, 1996, 1995 or 1994.


10. Financing Arrangements

    Long-Term Debt

      Borrowings classified as long-term debt consist of the following:



      September 30,                                 1996        1995
      --------------------------------------------------------------------

      Term loan at an effective interest rate of
       approximately 13%, monthly principal and
       interest payments of $31,309 from January
       1996 through December 1998                   $789 340    $1 000 000

      Obligations under capital leases (Note 15)     168 366     1 309 389

      Convertible 13% notes, converted into
       common stock during fiscal 1996                     -     1 956 250
      --------------------------------------------------------------------
                                                     957 706     4 265 639

      Less current portion                           395 034       672 073
      --------------------------------------------------------------------
                                                    $562 672    $3 593 566
      ====================================================================


    Term Loan

      In December 1994, the Company borrowed $1,000,000 from a leasing company, using certain patents as collateral, to fund working capital requirements. The Company's first year of interest was netted from the proceeds of the loan and recorded as prepaid interest. Principal and interest payments are due in monthly installments of $31,309 beginning in January 1996 through December 1998, with a balloon payment of $100,000 due at the end of the term. At the Company's option, the amount due at the end of the term may be paid in four additional monthly installments of $25,437. Principal repayments for the fiscal years ending September 30, 1997, 1998 and 1999 will be $268,281, $331,778 and $189,281, respectively.

    Convertible 13% Notes

      In the fourth quarter of fiscal 1995, the Company completed a private placement offering of $1,956,250 in notes to fund the acquisition of the Virgo[registered trademark] product line (see Note 3). An additional $43,750 of notes were issued in October 1995. The notes bore interest at 13%, payable August 1 and February 1, and were scheduled to mature on August 1, 1997. The notes, including any accrued interest thereon, were convertible into shares of the Company's common stock at a conversion price of $1.00. The Company was allowed to force conversion at any time after the registration of the shares of the underlying common stock was declared effective if the quoted market price of the Company's common stock was greater than or equal to $3.00 for 5 consecutive days. The Company was obligated to register the shares of common stock issuable upon conversion of the notes by February 29, 1996 with the Securities and Exchange Commission (the "SEC"). If the shares were not registered by that date, the Company was obligated to issue upon conversion an additional 10% of the shares underlying the notes for each 30 day period or portion thereof that the securities remained unregistered. The notes were unsecured and were subordinate to all of the Company's other indebtedness. In conjunction with this offering, the Company incurred debt issuance costs of $51,095, which was being amortized over the life of the debt. Of these debt issuance costs, $19,160 was amortized during 1996 while the remaining $31,935 was offset against additional paid-in capital upon the conversion of the notes into common stock.

      During fiscal 1996, the Company repaid $450,000 of these notes and forced the conversion of the remaining $1,550,000 as further described in Note 11.


11. Stockholders' Equity

    Preferred Stock

      The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

    Common Stock

      During 1996, and as discussed in Note 10, the Company forced the conversion of the unpaid principal balance of the 13% Subordinated Convertible Notes into 1,550,000 shares of common stock at a rate of $1.00 per share. All of these shares were registered with the SEC under the Securities Act of 1933 with the filing of a Form SB-2, registration statement, which, as amended, was declared effective on November 11, 1996.

      Also during 1996, the Company filed a Form SB-2, registration statement, under the Securities Act of 1933 with the SEC in order to register 2,695,255 shares of common stock which were issued in a private placement offering (the "Private Placement Offering"). This registration statement, as amended, was declared effective on November 14, 1996. The Company received net proceeds after expenses of approximately $6,410,000 in connection with the Private Placement Offering.

      In connection with the exercise of certain common stock purchase warrants and options, the Company issued 193,635 shares of common stock during 1996.

    Board of Directors Common Stock

      During 1996 and 1995, the Company issued 20,000 and 12,000 shares, respectively, of common stock to non--employee members of the Board of Directors in lieu of cash compensation. The related compensation expense is amortized over the one year service period.

    Common Stock Purchase Warrants

      In connection with certain bridge financing which was repaid in 1993, the Company issued warrants to purchase 360,000 shares of common stock at $3.00 per share and a warrant to purchase 36,000 shares of common stock at $3.60 per share exercisable through December 31, 1997. During 1995, the Company repriced 90,000 warrants to individuals who participated in both the 1992 bridge financing and the 1995 private placement. The warrants were repriced from $3.00 per share to $1.50 per share. During 1996, 7,500 of these warrants were exercised. The incremental value of the repriced warrants over the original warrants at the time of repricing was estimated by management and determined not to be material to the Company's results of operations or financial position. Upon the effective date of the registration statement filed in connection with the initial public offering, the warrant to purchase 36,000 shares was cancelled. This was replaced with warrants to purchase 100,000 shares of common stock at $8.00 per share exercisable through February 3, 1998.
 During 1995, 70,000 of these warrants were forfeited.

      In conjunction with sale and leaseback transactions (see Notes 2, 6, 10 and 15), the Company issued warrants to purchase 50,000 and 20,000 shares of common stock at $3.25 per share exercisable through April 1, 1998 and April 29, 1999 in fiscal 1993 and 1994, respectively. The value of the warrants at the time of issuance was estimated by management and determined not to be material to the Company's results of operations and financial position.

      In conjunction with the $1,000,000 term loan and a sale and leaseback transaction with a leasing company (see Notes 10 and 15) in fiscal 1995, the Company issued warrants to purchase 52,000 and 35,000 shares of common stock at $2.50 and $2.00 per share, respectively, exercisable through December 30, 1999 and June 30, 2000, respectively. The value of the warrants at the time of issuance was estimated by management to be $35,000 and $20,000, respectively.

      In 1995, the Company issued 250,000 warrants to purchase common stock at $1.00 per share exercisable through August 10, 2000 to three consultants for services provided to the Company during the period July 1, 1995 through June 30, 1996. The value of the warrants at the time of issuance was estimated by management to be $116,000. The value was amortized over the period the services were provided. During fiscal 1996, 181,035 warrants were exercised in a non-monetary transaction whereby the Company relinquished its rights to the cash consideration upon exercise of these warrants in return for the warrant holder's forfeiture of their right to exercise the remaining warrants.

      In October 1995, the Company issued 10,000 warrants to purchase common stock at $2.37 per share exercisable through October 16, 1997 to an investor. The value of the warrants at the time of issuance was estimated by management and determined not to be material to the Company's results of operations and financial position.

      In connection with the Private Placement Offering, the Company issued 2,695,255 common stock purchase warrants exercisable at $2.75 per share and expiring on February 28, 2001.

      Also in connection with the Private Placement Offering, the Company issued Placement Agent Warrants allowing for the purchase of 269,526 units at a price of $2.75 per unit. Each unit consists of one share of the Company's common stock and one common stock Purchase Warrant which entitles the holder to purchase one share of the Company's common stock for $2.75 per share, expiring February 28, 2001. The Placement Agent Warrants expire February 28, 1999.

      In January 1996, the Company issued 100,000 warrants to purchase common stock at $1.00 per share exercisable through January 8, 1999. The value of the warrants at the time of issuance was estimated by management to be $50,000.

    Reserved Shares

      At September 30, 1996, the Company has reserved 4,737,896 shares of common stock for issuance upon the exercise of outstanding common stock options and warrants. During March 1996, the Company's Board of Directors voted to increase the number of authorized shares of common stock from 10,000,000 to 30,000,000.

    1992 Stock Option Plan

      The 1992 Stock Option Plan (the "Plan") provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 200,000 shares of the Company's common stock by employees, directors and consultants of the Company. In 1994, the stock option plan was amended to provide for the purchase of up to an aggregate of 500,000 shares of the Company's common stock. The Board of Directors is responsible for the administration of the Plan. The Board determines the term of each option, number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company). The Board, at the request of any optionee, may convert incentive stock options that have not been exercised at the date of conversion into non-qualified stock options.

      In the years ended September 30, 1996, 1995 and 1994, 11,000, 128,100 and
8,000 options were granted, respectively, at exercise prices ranging from $1.75--$5.50. During 1995, the Board of Directors approved the repricing of 53,250 stock options from $5.50 to $1.75. The exercise price of the repriced options approximated the fair market value of the Company's common stock on the date of repricing. During 1996, 5,100 shares were exercised. In the years ended September 30, 1996 and 1995, 5,025 and 750 options were forfeited, respectively. At September 30, 1996, 1995 and 1994, 228,225, 227,350 and
100,000 options were outstanding, respectively. At September 30, 1996 and 1995, 213,225 and 181,850 options, respectively, were exercisable and 266,675 and 272,650 options, respectively, were available for future grant.

12. Income Taxes

      Domestic and foreign income (loss) before income taxes and minority interest in net income (loss) of consolidated subsidiary are as follows:


      Years ended September 30,    1996         1995         1994
      ------------------------------------------------------------------


      Domestic                     $(342 997)   $(886 947)   $  (972 337)
      Foreign                       (120 989)     (97 996)      (162 760)
      ------------------------------------------------------------------
                                   $(463 986)   $(984 943)   $(1 135 097)
      ==================================================================


      The following summarizes the provision (benefit) for income taxes:

      Years ended September 30,    1996         1995         1994


      Current:
        Federal                    $       -    $       -    $   (17 661)
      ------------------------------------------------------------------
                                           -            -        (17 661)

      Deferred:
        Federal                    $       -            -              -
      ------------------------------------------------------------------
                                   $       -    $       -    $   (17 661)
      ==================================================================

      The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows


      Years ended September 30,       1996         1995        1994
      ------------------------------------------------------------------

      Federal tax (benefit) at
       statutory rate                 $(157 755)   $(334 881)  $(385 933)
      Losses without tax benefit        157 755      334 881     368 272
      ------------------------------------------------------------------
                                      $       -    $       -   $ (17 661)
      ==================================================================


      Deferred tax assets are comprised of the following:

      September 30,                           1996           1995
      ------------------------------------------------------------------


      Deferred tax assets:

      Net operating loss carryforwards        $   950 000    $ 1 026 000
      Amortization of intangible assets           579 000              -
      Research and development and
       investment tax credit carryforwards         65 000         95 000
      Other                                        80 000        131 000
      ------------------------------------------------------------------
        Gross deferred tax assets               1 674 000      1 252 000

      Deferred tax asset valuation
       allowance                               (1 285 000)    (1 252 000)
      ------------------------------------------------------------------
      Net deferred tax assets                 $   389 000    $         -
      ==================================================================
      Deferred tax liability:

      Basis difference of property
       and equipment                          $   389 000    $         -
      ==================================================================


      The change in the valuation allowance for deferred tax assets was an increase of $33,000 primarily related to carryforwards for net operating loss and research and development tax credits, since the realization of these future benefits is not sufficiently assured as of September 30, 1996. If the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities.

      At September 30, 1996, the Company has approximately $2,376,000, $2,628,000, and $388,000 of federal, state and foreign net operating losses, respectively, available to offset future taxable income, which expire on various dates through 2011. At September 30, 1996, the Company has $99,000 of federal research and development tax credit carryforwards and $63,000 of state research and development and investment tax credit carryforwards available to offset future income taxes payable, which expire on various dates through 2011.
 Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.


13. Significant Sales and Concentration of Credit Risk


      In 1996, the Company derived revenues from a single customer totalling $1,832,000. The Company derived revenues from another customer amounting to $646,000, $827,000, and $748,000 for the years ended 1996, 1995 and 1994, respectively. In 1994, the Company derived revenues from two additional customers totalling $499,000 and $277,000. Revenues derived from export sales, which include revenues from certain of the customers disclosed above, amounted to $3,484,000 in 1996, $1,601,000 in 1995, and $759,000 in 1994. Export sales to Europe were approximately $2,383,000 in 1996, $477,000 in 1995, and $607,000
in 1994. Export sales to South America were approximately $1,100,000 in 1996 and $1,029,000 in 1995. Export sales to South America were less than 10% of consolidated revenues in 1994.

14. International Operations

      The following is a summary of certain selected financial information as of September 30, 1996, 1995 and 1994 and for the years then ended of the Company's 51% owned subsidiary, excluding the applicable intercompany balances.


      September 30,    1996        1995        1994
      -------------------------------------------------

      Assets           $933 718    $950 826    $352 284
      Liabilities      $ 71 802    $ 77 158    $ 23 223
      Revenues         $955 944    $972 730    $268 094


15. Commitments

    Leases

      The Company leases an office and manufacturing facility under a cancelable operating lease, under which it has no future minimum rental commitments. In May 1992, the Company entered into a five year noncancelable operating lease for a second office and manufacturing facility. During 1995, in connection with the acquisition of the Virgo[registered trademark] product line (see Note 3), the Company leased an office and manufacturing facility under a five year noncancelable term. During 1996, in connection with the acquisition of RAI (see Note 3), the Company leased an office and manufacturing facility under a five year, noncancelable term. Future minimum lease commitments under the noncancelable operating leases and capital leases (see
Note 6) are as follows:

                                           Operating    Capital
      Year ending September 30,            Leases       Leases
      ----------------------------------------------------------

      1997                                 $  441 000   $169 278
      1998                                    429 000     44 997
      1999                                    442 000          -
      2000                                    421 000          -
      2001                                    336 000          -
      Thereafter                              301 000          -
      ----------------------------------------------------------
                                           $2 370 000    214 275
                                           ==========

      Less amount representing interest                   45 909
                                                        --------
                                                        $168 366
                                                        ========

      Rent expense approximated $344,000, $174,000, and $155,000 in 1996, 1995 and 1994, respectively.


16. Subsequent Event

      On November 1, 1996, the Company acquired substantially all of the assets of 872 Main Street Corporation (formerly Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable November 1, 1997. The acquired company is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits.