Form 10QSB
period 1996-12-31
HEMAGEN DIAGNOSTICS INC
filed 1997-02-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996           Commission File
                                                           number 1-11700

                          HEMAGEN DIAGNOSTICS, INC.
                          -------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)

       Delaware                                     04-2869857
-----------------------                          ----------------
(State of Organization)                          (I.R.S. Employer
                                                 Identification
                                                 Number)

             34-40 Bear Hill Road, Waltham, Massachusetts  02154
             ---------------------------------------------------
              (Address of principal executive offices, Zip Code)

                               (617) 890-3766
                               --------------
              (Issuer's telephone number, including area code)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
    --------     -------

      As of December 31, 1996, the issuer had 7,626,890 shares of Common Stock, $.01 par value per share outstanding.

                          HEMAGEN DIAGNOSTICS, INC.

                                    INDEX

PART I.   FINANCIAL INFORMATION                          PAGE NUMBER
                                                         -----------
    Item 1.   Financial Statements

              Consolidated Balance Sheets;                   2
              December 31, 1996 and
              September 30, 1996

              Consolidated Statements                        4
              of Operations; Three months
              ended December 31, 1996 and 1995

              Consolidated Statements                        5
              of Cash Flows; Three months
              ended December 31, 1996 and 1995

              Notes to Consolidated                          6
              Financial Statements

    Item 2.   Management's Discussion and                    8
              Analysis of Financial
              Condition and Results of
              Operations

PART II.  OTHER INFORMATION

    Item 5.   Other Information.                            12

    Item 6.   Exhibits and Reports on Form 8-K.             14

PART I- Financial Information

Item 1. Financial Statements
        --------------------

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------

                                                         December 31,   September 30,
                                                             1996            1996
                                                         ------------   -------------
Current Assets:

  Cash and cash equivalents                              $   547,988     $   756,919
  Short-term investments (Note B)                            885,984       1,360,249
  Accounts and other receivables, less allowance for
   doubtful accounts of $31,900 at December and $26,900
   at September                                            1,688,493       1,673,791
  Inventory                                                3,844,578       3,178,180
  Prepaid expenses and other current assets                  247,730         271,800
                                                         ---------------------------
    Total current assets                                   7,214,773       7,240,939

Property and Equipment:
  Fixed assets                                             4,641,774       4,473,413
  Less accumulated depreciation                            1,730,194       1,541,534
                                                         ---------------------------
                                                           2,911,580       2,931,879

Other Assets                                               1,615,912       1,636,412
                                                         ---------------------------
                                                         $11,742,265     $11,809,230
                                                         ===========================

See Notes to Consolidated Financial Statements.

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------


                                                         December 31,   September 30,
                                                             1996            1996
                                                         ------------   -------------

Current Liabilities:
  Accounts payable and accrued expenses                  $ 1,383,225     $ 1,428,790
  Current portion of long-term debt                          380,570         395,034
                                                         ---------------------------
    Total current liabilities                              1,763,795       1,823,824
                                                         ---------------------------

Long-term debt, less current portion                         490,054         562,672
                                                         ---------------------------

Stockholders' Equity:

  Preferred stock, no par value - 1,000,000
   shares authorized; none issued                                  0               0
  Common stock, $.01 par value - 30,000,000
   shares authorized; issued and outstanding:
   7,626,890 at December and 7,620,890 at September           76,269          76,209
  Additional paid-in capital                              13,143,196      13,132,757
  Accumulated deficit                                     (3,725,049)     (3,780,232)
                                                         ---------------------------
                                                           9,494,416       9,428,734
  Receivable from stockholder                                 (6,000)         (6,000)
                                                         ---------------------------
                                                           9,488,416       9,422,734
                                                         ---------------------------
                                                         $11,742,265     $11,809,230
                                                         ===========================

See Notes to Consolidated Financial Statements.

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended
                                               December 31,
                                         -----------------------
                                            1996         1995
                                            ----         ----

Revenues:
Product sales                            $3,154,560   $1,542,045
  License and contract revenue                    0       10,000
                                         -----------------------
                                          3,154,560    1,552,045

Costs and expenses:
Cost of product sales                     1,939,680      860,811
  Research and development                  214,019      143,434
  Selling, general and administrative       921,351      612,678
                                         -----------------------
                                          3,075,050    1,616,923
                                         -----------------------
  Operating Income (Loss)                    79,510      (64,878)

Other income (expense), net                 (24,329)    (139,687)

  Income (loss) before income taxes          55,181     (204,565)

Provision for income taxes                        0            0
                                         -----------------------

  Net Income (loss)                      $   55,181   $ (204,565)
                                         =======================
Net income (loss) per share              $     0.00   $    (0.06)
                                         =======================

Weighted average shares outstanding       7,623,933    3,162,000
                                         =======================

See Notes to Consolidated Financial Statements.

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Three Months Ended
                                                               December 31,
                                                         ------------------------
                                                            1996          1995
                                                            ----          ----
Cash flows from operating activities:
  Net income (loss)                                      $  55,181    $  (204,565)
  Adjustments to reconcile net income (loss)to net
   cash used by operating activities:
    Depreciation and amortization                          188,660        169,679
    Changes in assets and liabilities:
      Accounts and other receivables                       212,122         63,409
      Prepaid expenses and other current assets             28,850         23,139
      Inventory                                           (324,518)      (633,732)
      Accounts payable and accrued expenses               (345,842)       424,235
                                                         ------------------------
      Net cash used by operating activities               (185,547)      (157,835)
                                                         ------------------------
Cash flows from investing activities:
  Purchase of property and equipment                       (63,513)       (26,738)
  Other Assets                                              37,926         (5,976)
  CPI purchase, net of cash                               (395,480)             0
  Proceeds from (deposits to) short-term investments       474,265       (467,566)
  Notes Payable                                                  0       (382,584)
                                                         ------------------------
      Net cash provided (used) by investing activities      53,198       (882,864)
                                                         ------------------------
Cash flows from financing activities:
  Proceeds from (repayments of) issuances of
   long-term debt, net                                     (87,082)         7,140
  Additional-paid-in-capital                                10,500              0
                                                         ------------------------
      Net cash provided (used) by financing activities     (76,582)         7,140
                                                         ------------------------
      Net decrease in cash and cash equivalents           (208,931)    (1,033,559)

Cash and equivalents at beginning of year                  756,919      1,333,067
                                                         ------------------------

  Cash and cash equivalents at end of period             $ 547,988    $   299,508
                                                         ========================

See Notes to Consolidated Financial Statements.

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 30, 1996.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month period ended December 31, 1996. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B - ACQUISITION OF 872 MAIN STREET CORP (Formerly known as Cellular Products, Inc.) ("872 Main Street Acquisition")

      On November 1, 1996, Hemagen Diagnostics, Inc., through a wholly owned subsidiary, completed the purchase of substantially all the assets of Cellular Products, Inc., now known as 872 Main Street Corporation ("872 Main Street"). 872 Main Street was operating under the provisions of Chapter 11 of the United States Bankruptcy Code. The sale of the assets by 872 Main Street was approved by the Bankruptcy Court on October 3, 1996. 872 Main Street manufactured biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. The Company plans to continue the manufacture of the product line at the facility formerly occupied by 872 Main Street in Buffalo, New York. On November 1, 1996, the Company paid $400,000 in cash and issued an unsecured promissory note to 872 Main Street (the "Note") agreeing to pay 872 Main Street $200,000 on or before November 1, 1997. In addition to the cash and the Note, the Company assumed approximately $112,000 of post-bankruptcy liabilities.

      The Company's business acquisition, based on estimated fair values of assets acquired and liabilities assumed, involved the following:


Fair value of assets acquired, other than cash
 and cash equivalents:                                $695,757

Liabilities assumed:                                   300,277

Cash payments made:                                    $395,480


NOTE C - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section contains certain forward-looking statements that are subject to risks and uncertainties including without limitation in the section entitled "Risk Factors" in the Prospectus contained in the registrant's Registration Statement on Form S-3, Commission File No. 333-6147 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the registrant cautions readers not to place undue reliance on such statements.

Overview

      Since its inception, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. In the past eighteen months the Company has concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. (see Liquidity and Capital Resources) The Company and its subsidiaries presently have more than 100 different test kits available for general sale, over 90 of which have received United States Food and Drug Administration ("FDA") clearance for sale in the United States.

Results of Operations

The Three Month Period Ended December 31, 1996 Compared to the Three Month Period Ended December 31, 1995

      Revenues increased to approximately $3,155,000 from approximately $1,552,000 (103%), primarily as a result of (i) sales from the Company's acquisition of Reagents Applications, Inc. ("RAI"), (ii) sales from the Company's November 1, 1996 acquisition of 872 Main Street Corp. and, (iii) an increase in contract manufacturing sales to Carter-Wallace. (See Liquidity and Capital Resources, below).

      Cost of product sales increased to approximately $1,940,000 from approximately $861,000 (125%), and increased as a percentage of product sales to 61% from 56% primarily due to lower gross margin Carter-Wallace and RAI sales.

      Research and development expenses increased to approximately $214,000 from approximately $143,000 (50%), primarily due to the addition of RAI, VIRGO and Cellular Products, Inc. ("CPI") related research and development expenses The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products.

      Selling, general and administrative ("SG&A") expenses increased to approximately $921,000 from approximately $612,000 (51%), primarily due to the addition of RAI and CPI expenses. These were partially offset by a decrease in expenses at Hemagen Diagnosticos Comercio Importacao e Exportacao Ltd., a Brazilian limited liability company, ("HDC") relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil. SG&A expenses decreased as a percentage of revenues from 39% to 29% due to the Company's utilization of its present infrastructure to manage additional operations.

      Net other expense decreased to approximately $24,000 from approximately $140,000 due to a decrease in interest expense. During the fiscal year ending September, 1996 the Company converted notes of $1,550,000 into 1,550,000 shares of common stock. The Company also completed an equity private placement offering which netted $6,410,000 in March, 1996. The cash provided from this offering was used to reduce the Company's long term debt, purchase RAI and CPI, and increase working capital for the Company (see Liquidity and Capital Resources).

      Net income was approximately $55,000 compared to a loss of $204,000, primarily due to higher CPI, Carter-Wallace and HDC sales and a reduction in interest expense. This was partially offset by an increase in selling, general and administrative expenses, increased research and development expense and a decrease in gross margin percentage.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations and private placements completed in September 1995, and March 1996.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retro viruses and as a raw material by manufacturers of clinical diagnostic test kits. The product mix includes enzyme oligonucleotide assays, ELISA assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes this acquisition will allow for better control of manufacturing costs, and enhance the Company's research programs.

      On March 19, 1996 the Company completed a private placement equity offering which provided net proceeds of $6,410,000. In connection with the offering the Company issued 2,695,255 units at a price of $2.75 per unit. Each unit consisted of one share of $0.01 par value common stock ("Common Stock") and one Common Stock purchase warrant. The warrants, which became tradable upon the completion of a November 14, 1996 amended registration statement, expire in five years, and provide the option to purchase one share of common stock for $2.75. The proceeds from the offering were used to purchase RAI and CPI, reduce corporate debt, and provide additional working capital for the Company.

      On March 1, 1996 the Company acquired 100% of the outstanding stock of RAI from Kone Holdings, Inc. for approximately $4,979,000 in cash. RAI is a manufacturer of diagnostic test kits which focus in the areas of clinical chemistry and serum proteins. RAI has approximately 60 test kits which have received FDA clearance for sale in the United States. Management believes that the addition of this subsidiary complements the Company's existing businesses.

      In September and October, 1995, the Company completed a private placement, resulting in net proceeds of approximately $1,949,000 which was raised through the issuance of unsecured convertible promissory notes ("Notes"), which were scheduled to mature August 1997 and bore interest at the rate of 13% per annum. In January, 1996 the Company retired $450,000 of the Notes for $450,000 in cash and 100,000 warrants. These warrants allow the holder to purchase Common Stock at $1.00 per share. The remaining Notes have been converted into 1,550,000 shares of Common Stock. As of the completion of a registration statement as amended on November 11, 1996 the Common Stock underlying these warrants can be traded pursuant to the terms of the prospectus.

      On July 1, 1995 the Company acquired assets relating to a line of diagnostic test kits from Schiapparelli Biosystems, Inc. for a purchase price of $1,380,000 consisting of $1 million which was paid on July 1, 1995 and a note to Schiapparelli of approximately $380,000 which was paid on December 15, 1995. The VIRGO(R) line of test kits, based on immunofluorescence technology, is used in the detection of infectious and autoimmune disease and complement the Company's existing product line.

      In December, 1994 the Company entered into a five-year agreement with Carter-Wallace, Inc. to manufacture a broad range of diagnostic test kits for its Wampole Division. The transfer of technology from Carter-Wallace to the Company was completed during the quarter ended March 31, 1996.

      At December 31, 1996, the Company's working capital was approximately $5,451,000 compared to working capital of approximately $5,417,000 at September 30, 1995. This increase was principally due to Company's operating gain in the quarter.

      Inventory balances increased from approximately $3,178,000 on September 30, 1996 to approximately $3,845,000 on December 31, 1996, due to the purchase of CPI inventory and in support of increased Carter Wallace sales.

      At February 1, 1997 the Company had capital finance arrangements with two companies totaling approximately $829,000. The Company is required to pay an average of $42,000 per month in the aggregate (including interest) under these arrangements during fiscal 1997. The arrangements run through fiscal 1998.

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

                         PART II - Other Information

Items 1 through 5:   Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)      See Exhibit 11 attached.

  (b) Reports on Form 8-K. On January 10. 1997 the Company filed a form 8-K/A amending the following items, financial statements, exhibits or other portions of the 8-K filed on November 14, 1996.

        1. Amended to include financial information relating to the assets of 872 Main Street Corp. purchased by the Company and the Company's pro-forma financial information.

                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                       Hemagen Diagnostics, Inc.
                                       -------------------------
                                       (Registrant)


February 13, 1997                      /s/ Carl Franzblau
-----------------                      ------------------
                                       (Signature)
                                       Carl Franzblau
                                       Chief Executive Officer


February 13, 1997                      /s/ William Franzblau
-----------------                      ---------------------
                                       (Signature)
                                       William Franzblau
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
  No.               Title
-------             -----

   11      Statement of Computation of per share net income.