Form 10QSB
period 1997-03-31
HEMAGEN DIAGNOSTICS INC
filed 1997-05-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       March 31, 1997

Commission File number               1-11700

                      HEMAGEN DIAGNOSTICS, INC.
_________________________________________________________________
(Exact name of Small Business Issuer as Specified in its Charter)

    Delaware                                          04-2869857
_________________       ________________________________________
(State of Organization) (I.R.S. Employer Identification Number)

     34-40 Bear Hill Road, Waltham, Massachusetts 02154
_________________________________________________________________
   (Address of principal executive offices, Zip Code)

                  (617) 890-3766
_________________________________________________________________
          (Issuer's telephone number, including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month and (2) has been subject to such filing requirements for the past
90 days.


                           Yes  [X]      No  [ ]


      As of March 31, 1997 the issuer had 7,676,890 shares of Common Stock, $.01 par value per share outstanding.

                         HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX



PART I.  FINANCIAL INFORMATION                    PAGE NUMBER
                                                  _______________

         Item 1.   Financial Statements

                   Consolidated Balance Sheets;
                   March 31, 1997 and
                   September 30, 1996                 2

                   Consolidated Statements
                   of Operations; three months
                   and six months ended
                   March 31, 1997 and 1996            4

                   Consolidated Statements
                   of Cash Flows; six months
                   ended March 31, 1997 and 1996      5

                   Notes to Consolidated
                   Financial Statements               6

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations          8


PART II. OTHER INFORMATION

         Item 5.   Other Information.                 13

         Item 6.   Exhibits and Reports
                   on Form 8-K.                       15

PART I  -  Financial Information

Item 1.    Financial Statements
           _____________________


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS

                                    March 31,       September 30,
                                        1997                1996
                                   __________       _____________

Current Assets:
  Cash and cash equivalents        $   468,358      $   756,919
  Short-term investments (Note B)      710,693        1,360,249
  Accounts and other receivables,
   less allowance for doubtful
   accounts of $64,700 at March and
   $53,800 at September              1,757,421        1,673,791
  Inventories                        3,744,186        3,178,180
  Prepaid expenses and
   other current assets                323,589          271,800
                                    ____________     ____________
      Total current assets           7,004,247        7,240,939


Property and Equipment:
  Fixed assets                       4,832,729        4,473,413
  Less accumulated depreciation      1,879,532        1,541,534
                                    ____________     ____________
                                     2,953,197        2,931,879

Other assets                         1,586,365        1,636,412
                                    ____________     ____________
                                   $11,543,809      $11,809,230
                                  ==============    =============



See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                    March 31,       September 30,
                                        1997                1996
                                   __________       _____________


Current Liabilities:
  Accounts payable and
   accrued expenses                $  1,162,575     $  1,428,790
  Current portion of
   long-term debt                       359,643          395,034
                                   _____________    _____________
      Total current liabilities       1,522,218        1,823,824
                                   _____________    _____________


Long-term debt, less
 current portion                       399,406           562,672
                                   _____________    _____________

Stockholders' Equity:
  Preferred stock,
   no par value - 1,000,000 shares
   authorized; none issued                  --                --
  Common stock, $.01 par value
   - 30,000,000 shares
   authorized; issued and
   outstanding: 7,676,890 at March
   and 7,620,890 at September           76,769            76,209
  Additional paid-in capital        13,230,196        13,132,575
  Accumulated deficit               (3,678,780)       (3,780,232)
                                   _____________    _____________
                                     9,628,185         9,428,734
  Receivable from stockholder           (6,000)           (6,000)
                                   _____________    _____________
                                     9,622,185         9,422,734
                                   _____________    _____________
                                   $11,543,809      $ 11,809,230
                                   =============    =============



See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            Three Months Ended            Six Months Ended
                                                 March 31,                      March 31,
                                         -------------------------     --------------------------
                                            1997           1996           1997           1996
                                         ----------     ----------     ----------     -----------

Revenues:
  Product sales                          $ 3,027,431    $ 2,124,660    $ 6,181,991    $ 3,666,704
  License and contract revenue                   --          10,000            --          20,000
                                         --------------------------------------------------------
                                           3,027,431      2,134,660      6,181,991      3,686,704

Costs and expenses:
  Cost of product sales                    1,861,085      1,392,424      3,800,721      2,253,235
  Research and development                   248,145        179,991        462,261        323,425
  Selling, general and administrative        858,794        891,973      1,780,092      1,504,652
                                         --------------------------------------------------------
                                           2,968,024      2,464,388      6,043,074      4,081,312
                                         --------------------------------------------------------
  Operating income (loss)                     59,407       (329,728)       138,917       (394,608)

Other expenses, net                          (13,136)      (159,859)       (37,465)      (299,544)
                                         --------------------------------------------------------

  Income (loss) before income taxes           46,271       (489,587)       101,452       (694,152)
Provision for income taxes                        --             --             --             --
                                         --------------------------------------------------------

  Net income (loss)                      $    46,271    $  (489,587)   $   101,452    $  (694,152)
                                         ==========================================================

Net income (loss) per share              $      0.01    $     (0.11)   $      0.01    $     (0.18)
                                         ==========================================================

Weighted average shares outstanding        7,642,446      4,533,404      7,633,088      3,840,167
                                         ==========================================================



See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    INCREASE (DECREASE) OF CASH AND CASH EQUIVALENTS (UNAUDITED)


                                                                    Six Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                   1997             1996
                                                              ------------     ------------

Cash flows from operating activities:
  Net income (loss)                                           $  101,452       $  (694,152)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Depreciation and amortization                                338,001           302,965
    Changes in assets and liabilities net of
     effect of acquisition of business:
      Accounts and other receivables                             143,194            17,202
      Prepaid expenses and other current assets                  (47,010)           46,462
      Inventory                                                 (377,860)         (539,645)
      Accounts payable and accrued expenses                     (566,496)          246,565
                                                              ------------     ------------
      Net cash used by operating activities                     (408,719)         (620,603)
                                                              ------------     ------------

Cash flows from investing activities:
  Purchase of property and equipment                            (100,734)         (109,824)
  Other assets                                                    67,473           289,336
  CPI purchase, net of cash (Note C)                            (395,480)               --
  RAI purchase, net of cash (Note D)                                  --        (4,920,648)
  Proceeds from (issuance of) short-term investments             649,556        (1,154,264)
                                                              ------------     ------------
     Net cash provided (used) by investing activities            220,815        (5,895,400)
                                                              ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance (payments) of long-term
   debt, net                                                    (198,657)         (610,219)
  Repayment of note payable                                           --          (382,584)
  Proceeds from issuances of common stock                          98,000         6,659,120
                                                              ------------     ------------
     Net cash provided (used) by financing activities           (100,657)        5,666,317
                                                              ------------     ------------
     Net decrease in cash and cash equivalents                  (288,561)         (849,686)

Cash and equivalents at beginning of year                        756,919         1,333,067
                                                              ------------     ------------
  Cash and cash equivalents at end of period                  $  468,358       $   483,381
                                                             ===============================



See Notes to Consolidated Financial Statements.

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 30, 1996.

   In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month and six month period ended March 31, 1997. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in certificates of deposit. Accordingly, the investments are subject to minimal credit and market risk.

All of the Company's investments are classified as available-for-sale in accordance with Financial Accounting Standard No. 115. No realized or unrealized gain or loss was incurred during the period.

NOTE C - ACQUISITION OF 872 MAIN STREET CORP (Formerly known as
Cellular Products, Inc.)

   On November 1, 1996, Hemagen Diagnostics, Inc., through a wholly owned subsidiary, completed the purchase of substantially all the assets of Cellular Products, Inc., now known as 872 Main Street Corporation ("872 Main Street"). 872 Main Street was operating under the provisions of Chapter 11 of the United States Bankruptcy Code. The sale of the assets by 872 Main Street was approved by the Bankruptcy Court on October 3, 1996. 872 Main Street manufactured biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. The Company plans to continue the manufacture of the product line at the facility formerly occupied by 872 Main Street in Buffalo, New York. On November 1, 1996, the Company paid $400,000 in cash and issued an unsecured promissory note (the "Note") agreeing to pay 872 Main Street $200,000 on or before November 1, 1997. In addition to the cash and the Note, the Company assumed approximately $112,000 of post-bankruptcy liabilities.

   The Company's business acquisition, based on estimated fair values of assets acquired and liabilities assumed, involved the following:

Fair value of assets acquired, other than cash
   and cash equivalents:                            $695,757

Liabilities assumed:                                 300,277

Cash payments made:                                 $395,480

NOTE D -  ACQUISITION OF REAGENTS APPLICATIONS, INC.

   The Company's business acquisition, based on estimated fair values of assets acquired and liabilities assumed, involved the following:

Fair value of assets acquired, other than cash
   and cash equivalents:                          $5,246,993

Liabilities assumed:                                 326,345

Cash payments made:                               $4,920,648


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

   Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share", issued by the Financial Accounting Board, is effective for financial statements for fiscal years ending after December 15, 1997.

   The effect of adopting FAS 128 has not yet been estimated. The Company is required to adopt the disclosure requirements of FAS 128 during the year ending September 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section contains certain forward-looking statements that are subject to risks and uncertainties including, without limitation those risks set forth in the section entitled "Risk Factors" in the Prospectuses contained in the Company's Registration Statements on Form S-3, Commission File Nos. 33-80009 and 333-6147 (which sections are hereby incorporated by reference herein). These risks and uncertainties could cause the registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

  The Company has historically concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. In the past two years the Company has focused its expansion efforts on synergistic acquisitions of companies, product lines and assets. The Company and its subsidiaries presently have more than 100 different test kits available for general sale, over 90 of which have received United States Food and Drug Administration ("FDA") clearance for sale in the United States.

Results of Operations

The Three Month Period Ended March 31, 1997 Compared to the Three
Month Period Ended March 31, 1996

   Revenues increased to approximately $3,027,000 from approximately $2,135,000 (42%), primarily as a result of (i) sales from the Company's March 1, 1996 acquisition of Reagents Applications, Inc. ("RAI"), (ii) sales from the Company's November 1, 1996 acquisition of the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) ("CPI" acquisition) and, (iii) an increase in contract manufacturing sales to Carter-Wallace.

   Cost of product sales increased to approximately $1,861,000 from approximately $1,392,000 (34%), due to the increase in sales. Cost of products sales as a percentage of sales decreased to 61% from 66% due to a reduction in purchase accounting costs relating to the acquisition of RAI.

   Research and development expenses increased to approximately $248,000 from approximately $180,000 (38%), primarily due to the addition of RAI, VIRGO and Cellular Products, Inc. ("CPI") related research and development expenses. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products. During the three month period ending March 31, 1997, the Company received FDA clearance to market a test to detect CMV infection in an ELISA format. On April 17, 1997, the Company received FDA clearance to market a test to detect Rheumatoid Factor in a serum protein immunoassay format.

   Selling, general and administrative ("SG&A") expenses decreased to approximately $859,000 from approximately $892,000 (4%), primarily due to a reduction of public relations, financing expenses and professional fees that were associated with the acquisition of RAI during the prior fiscal year. Additionally, SG&A expenses at Hemagen Diagnosticos Comercio Importacao e Exportacao Ltd., ("HDC") a Brazilian limited liability company, relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil decreased from last fiscal year. These decreases were partially offset by the addition of RAI and CPI expenses.
SG&A expenses decreased as a percentage of revenues from 42% to 28% due to the Company's utilization of its present infrastructure to manage additional operations.

   Net other expense decreased to approximately $13,000 from approximately $160,000 due to a decrease in interest expense and a one time expense related to the issuance of warrants during the prior fiscal year. During the fiscal year ending September, 1996, the Company converted notes in the aggregate amount of $1,550,000 into 1,550,000 shares of common stock. The Company also completed an equity private placement offering which netted $6,410,000 in March, 1996. The cash provided from this offering was used to reduce the Company's long term debt, purchase RAI and CPI, and increase working capital for the Company.

   Net income was approximately $46,000 compared to a loss of $490,000, primarily due to higher CPI, RAI Carter-Wallace and HDC sales and a reduction in non-operating expenses and SG&A.

The Six Month Period Ended March 31, 1997 Compared to the Six Month Period Ended March 31, 1996

            Revenues increased to approximately $6,182,000 from approximately $3,687,000 (68%), primarily as a result of (i) sales from the Company's March 1, 1996 acquisition of RAI., (ii) sales from the Company's November 1, 1996 acquisition of CPI and, (iii) an increase in contract manufacturing sales to Carter-Wallace.

   Cost of product sales increased to approximately $3,801,000 from approximately $2,253,000 (69%) due to the increase in sales. Cost of products sales as a percentage of sales were virtually unchanged at 61%.

   Research and development expenses increased to approximately $462,000 from approximately $323,000 (43%), primarily due to the addition of RAI, VIRGO and CPI related research and development expenses. The Company is currently developing and completing studies related to FDA 510(k) submissions for several new products. During the six month period ending March 31, 1997, the Company received FDA clearance to market tests to detect CMV, Lupus and Rheumatoid Arthritis in ELISA formats. On April 17, 1997 the Company received FDA clearance to market a test to detect Rheumatoid Factor in a serum protein immunoassay format.

   Selling, general and administrative expenses increased to approximately $1,780,000 from approximately $1,505,000 (18%), primarily due to the addition of RAI and CPI expenses. These were partially offset by a reduction of public relations, financing expenses and professional fees that were associated with the acquisition of RAI during the prior fiscal year. Additionally, expenses at HDC relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil decreased. SG&A expenses decreased as a percentage of revenues from 41% to 29% due to the Company's utilization of its present infrastructure to manage additional operations.

   Net other expense decreased to approximately $37,000 from approximately $300,000 due to a decrease in interest expense and a one time expense relating to the issuance of warrants during the prior fiscal year. During the fiscal year ending September, 1996 the Company converted notes in the aggregate amount of $1,550,000 into 1,550,000 shares of common stock. The Company also completed an equity private placement offering which netted $6,410,000 in March, 1996. The cash provided from this offering was used to reduce the Company's long term debt, purchase RAI and CPI, and increase working capital for the Company (see Liquidity and Capital Resources).

   Net income was approximately $101,000 compared to a loss of $694,000, primarily due to higher CPI, RAI, Carter-Wallace and HDC sales and a reduction in non-operating expenses.


Liquidity and Capital Resources

   The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations and private placements completed in September 1995, and March 1996.

   On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retro viruses and as a raw material by manufacturers of clinical diagnostic test kits. The product mix includes enzyme oligonucleotide assays, ELISA assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes that this acquisition will allow for better control of manufacturing costs, and enhance the Company's research programs.

   At March 31, 1997, the Company's working capital was approximately $5,482,000 compared to working capital of approximately $5,417,000 at September 30, 1996. This increase was principally due to Company's operating gain in the period.

   Inventory balances increased from approximately $3,178,000 on September 30, 1996 to approximately $3,744,000 on March 31, 1997, due to the purchase of CPI inventory and in support of increased
Carter-Wallace sales.

   At May 1, 1997 the Company had capital finance arrangements with two companies totaling approximately $708,000. The Company is required to pay an average of $42,000 per month in the aggregate (including interest) under these arrangements during fiscal 1997. The arrangements run through fiscal 1998.

Contract Negotiations

   The Company is in negotiations with several potential customers for certain of its products. The contracts under negotiation each involve substantial purchases over one or more years. If and when the Company is able to finalize one or more of these contracts, and if the terms are as presently being considered by management, then the Company is optimistic that such contracts may have a material favorable effect on its net income. The preceding forward-looking statements are subject to the expressions of caution set forth at the beginning of this Management's Discussion and Analysis.

Contemplated Stock Repurchase

   The Company has cash resources which the Board of Directors believes can be beneficially invested in the Company's own common stock at current market prices. The Board of Directors has authorized management to cause the Company to repurchase up to a maximum of 300,000 shares of the Company's common stock, subject to management's discretion regarding price, timing, and alternative opportunities for use of capital. In management's discretion, stock repurchases may be made in any amount up to the aggregate maximum, and may be made from time to time and in open market or
private purchases.   The authorization to repurchase stock expires
on April 30, 1998. This program is subject to applicable securities laws.

Impact of Inflation

   Domestic inflation during the last three fiscal years has not had a significant effect on the Company's business activities.
Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

New Accounting Pronouncement

   Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share", issued by the Financial Accounting Standards Board, is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

   The effect of adopting FAS 128 has not yet been estimated. The Company is required to adopt the disclosure requirements of FAS 128 during the year ending September 30, 1998.

PART II - Other Information


Items 1 through 5:  Not applicable

Item 6.             Exhibits and Reports on Form 8-K


   (a)              See Exhibit 11 attached.

   (b)              Reports on Form 8-K.  On January 10, 1997 the
                    Company filed a Form 8-K/A amending the
                    following items, financial statements, exhibits or other portions of the 8-K filed on November 14, 1996.

                    1. Amended to include financial information relating to the assets of 872 Main Street Corp. purchased by the Company and the Company's pro-forma financial information.

                                SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Hemagen Diagnostics, Inc.
                         ___________________________________
                         (Registrant)


May 14, 1997              /s/ Carl Franzblau
                         ___________________________________
                         (Signature)
                         Carl Franzblau
                         Chief Executive Officer


May 14, 1997             /s/ William Franzblau
                         ___________________________________
                         (Signature)
                         William Franzblau
                         Chief Financial Officer

EXHIBIT INDEX



Exhibit
  No.                       Title

11             Statement of Computation of per share net income
                (loss).