Form 10QSB
period 1997-06-30
HEMAGEN DIAGNOSTICS INC
filed 1997-08-13
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997           Commission File
                                                       number 1-11700


                          HEMAGEN DIAGNOSTICS, INC.
                          -------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)


       Delaware                                      04-2869857
-----------------------                    ------------------------------
(State of Organization)                    I.R.S. Employer Identification
                                                       Number)


             34-40 Bear Hill Road, Waltham, Massachusetts  02154
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

Yes        X          No
     --------------      --------------

      As of June 30, 1997, the issuer had 7,776,890 shares of Common Stock, $.01 par value per share outstanding.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                 -----------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets;                       2
                   June 30, 1997 and
                   September 30, 1996

                   Consolidated Statements                            4
                   of Operations; three months and nine months ended June 30, 1997 and 1996

                   Consolidated Statements                            5
                   of Cash Flows; nine months
                   ended June 30, 1997 and 1996

                   Notes to Consolidated                              6
                   Financial Statements

          Item 2.  Management's Discussion and                        8
                   Analysis of Financial
                   Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 5.  Other Information.                                13

          Item 6.  Exhibits and Reports on Form 8-K.                 15


PART I  -Financial Information

Item 1.    Financial Statements

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS

                                                           June 30,    September 30,
                                                         ---------------------------
Current Assets:
  Cash and cash equivalents                              $   138,158    $   756,919
  Short-term investments (Note B)                            720,258      1,360,249
  Accounts and other receivables, less allowance for
   doubtful accounts of $56,100 at June and $53,800 at
   September                                               1,967,065      1,673,791
  Inventories                                              4,044,914      3,178,180
  Prepaid expenses and other current assets                  263,008        271,800
                                                         --------------------------
    Total current assets                                   7,133,403      7,240,939

Property and Equipment:
  Fixed assets                                             4,687,819      4,473,413
  Less accumulated depreciation                            1,995,209      1,541,534
                                                         --------------------------
                                                           2,692,610      2,931,879

Other assets                                               1,574,706      1,636,412
                                                         --------------------------
                                                         $11,400,719    $11,809,230
                                                         ==========================

See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   June 30,    September 30,
                                                 ---------------------------

Current Liabilities:
  Accounts payable and accrued expenses          $   904,756    $ 1,428,790
  Current portion of long-term debt                  348,369        395,034
                                                 --------------------------
    Total current liabilities                      1,253,125      1,823,824
                                                 --------------------------

Long-term debt, less current portion                 306,479        562,672
                                                 --------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000
   shares authorized; none issued                         --             --

  Common stock, $.01 par value - 30,000,000
   shares authorized; issued and outstanding:
   7,776,890 at June and 7,620,890 at September       77,769         76,209
  Additional paid-in capital                      13,329,196     13,132,757
  Accumulated deficit                             (3,559,850)    (3,780,232)
                                                 --------------------------
                                                   9,847,115      9,428,734
  Receivable from stockholder                         (6,000)        (6,000)
                                                 --------------------------
						   9,841,115      9,422,734
                                                 --------------------------
                                                 $11,400,719    $11,809,230
                                                 ==========================

See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months Ended         Nine Months Ended
                                                June 30,                   June 30,
                                           ------------------         -----------------
                                           1997          1996         1997         1996
                                        ----------    ----------   ----------   ----------

Revenues:
  Product sales                         $3,240,751    $3,392,506   $9,422,742   $7,059,210
  License and contract revenue              13,000        38,000       13,000       58,000
                                        --------------------------------------------------
                                         3,253,751     3,430,506    9,435,742    7,117,210

Costs and expenses:
  Cost of product sales                  1,880,163     2,229,383    5,680,884    4,482,618
  Research and development                 267,163       208,517      729,424      531,942
  Selling, general and administrative      965,650       861,378    2,745,742    2,366,031
                                        --------------------------------------------------
                                         3,112,976     3,299,278    9,156,050    7,380,591
                                        --------------------------------------------------

  Operating Income (loss)                  140,775       131,228      279,692     (263,381)

Other expenses, net                        (21,845)      (28,307)     (59,310)    (327,851)
                                        --------------------------------------------------

  Income (loss) before income taxes        118,930       102,921      220,382     (591,232)
Provision for income taxes (Note E)             --            --           --           --
                                        --------------------------------------------------
  Net income (loss)                     $  118,930    $  102,921   $  220,382   $ (591,232)
                                        --------------------------------------------------
Net income (loss) per share             $     0.02    $     0.01   $     0.03   $    (0.12)
                                        --------------------------------------------------
Weighted average shares outstanding      7,677,989     7,370,245    7,648,993    5,010,090
                                        ==================================================


See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Nine Months Ended
                                                               June 30,
                                                           -----------------
                                                           1997         1996
                                                         ---------    --------

Cash flows from operating activities:
  Net income (loss)                                      $ 220,382   $ (591,232)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
    Depreciation and amortization                          541,410      515,782
    Warrant compensation                                         -       50,000
    Non cash common stock transactions                           -       24,000
    Changes in assets and liabilities net of effect of
     acquisition of business:
    Accounts and other receivables                         (66,450)      65,288
    Prepaid expenses and other current assets              (13,687)     (54,481)
    Inventories                                           (567,836)    (141,771)
    Accounts payable and accrued expenses                 (824,311)      78,403
                                                         ----------------------
    Net cash used by operating activities                 (710,492)     (54,011)
                                                         ----------------------

Cash flows from investing activities:
  Purchase of property and equipment                      (127,054)    (161,630)
  Other assets                                              79,132      459,382
  CPI purchase, net of cash (Note C)                      (395,480)           -
  RAI purchase, net of cash (Note D)                             -   (4,920,648)
  Proceeds from (issuance of) short-term investments       639,991     (690,048)
                                                         ----------------------

    Net cash provided (used) by investing activities       196,589   (5,312,944)
                                                         ----------------------

Cash flows from financing activities:
  Payments of  long-term debt, net                        (302,858)  (1,658,056)
  Repayment of note payable                                      -     (382,584)
  Proceeds from issuances of common stock                  198,000    6,450,654
                                                         ----------------------
    Net cash provided (used) by financing activities      (104,858)   4,410,014
                                                         ----------------------
    Net decrease in cash and cash equivalents             (618,761)    (956,941)

Cash and equivalents at beginning of year                  756,919    1,333,067
                                                         ----------------------
Cash and cash equivalents at end of period               $ 138,158   $  376,126
                                                         ======================

See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

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

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month and nine month period ended June 30, 1997. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

NOTE C - ACQUISITION OF 872 MAIN STREET CORP (Formerly known as Cellular Products, Inc.)

      On November 1, 1996, Hemagen Diagnostics, Inc., through a wholly owned subsidiary, completed the purchase of substantially all the assets of Cellular Products, Inc., now known as 872 Main Street Corporation ("872 Main Street"). 872 Main Street was operating under the provisions of Chapter 11 of the United States Bankruptcy Code. The sale of the assets by 872 Main Street was approved by the Bankruptcy Court on October 3, 1996. 872 Main Street manufactured biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. The Company has continued the manufacture of the product line at the facility formerly occupied by 872 Main Street in Buffalo, New York. On November 1, 1996, the Company paid $400,000 in cash and issued an unsecured promissory note (the "Note") agreeing to pay 872 Main Street $200,000 on or before November 1, 1997. In addition to the cash and the Note, the Company assumed approximately $112,000 of post-bankruptcy liabilities.

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


Fair value of assets acquired, other than cash and
 and cash equivalents:                               $5,246,993

Liabilities assumed:                                    326,345

Cash payments made:                                  $4,920,648


NOTE E - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1997 periods due to the availability of net operating loss carryforwards.

NOTE F - NEW ACCOUNTING PRONOUNCEMENT

      Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share", issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997.

      The effect of adopting FAS 128 has not yet been estimated. The Company is required to adopt the disclosure requirements of FAS 128 during the year ending September 30, 1998.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section contains certain forward-looking statements that are subject to risks and uncertainties including, but not limited to, those risks set forth in the section entitled "Risk Factors" in the Prospectuses contained in the Company's Registration Statements on Form S-3, Commission File Nos. 33-80009 and 333-6147 (which sections are hereby incorporated by reference herein). These risks and uncertainties could cause the Company's actual results in future periods to differ materially from its historical results, and from any opinions or statements expressed in any forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

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

Results of Operations

The Three Month Period Ended June 30, 1997 Compared to the Three Month Period Ended June 30, 1996

      Revenues decreased to approximately $3,254,000 from approximately $3,431,000 (5%), primarily as a result of decreased sales of automated blood typing instruments, and decreased sales to an OEM customer as a result of the failure to ship approximately $240,000 worth of goods that was scheduled for the quarter. This was partially offset by sales from the Company's November 1, 1996 acquisition of the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) ("CPI"), and a settlement of a contract with a customer for failing to meet a minimum order.

      Cost of product sales decreased to approximately $1,880,000 from approximately $2,229,000 (16%), due to the decrease in sales, and a decrease in cost of product sales as a percentage of sales. Cost of products sales as a percentage of sales decreased to 58% from 66% due to a settlement of a contract with a customer for failing to meet a minimum order, and a reduction in purchase accounting costs relating to the acquisition of Reagents Applications, Inc. ("RAI").

      Research and development expenses increased to approximately $267,000 from approximately $209,000 (28%), primarily due to increased personnel costs in support of the Company's program to develop and complete studies related to FDA 510(k) submissions, and the addition of CPI related research and development expenses. During the three month period ended June 30, 1997, the Company received FDA clearance to market a test to detect Rheumatoid Factor in a serum protein immunoassay format, and tests to screen patients for Primary Biliary Cirrhosis and Anti-Cardiolipin in ELISA formats.

      Selling, general and administrative ("SG&A") expenses increased to approximately $966,000 from approximately $861,000 (12%), primarily due to an increase in expenses for advertising, marketing materials, and addition of CPI related selling, general and administrative expenses.

      Net other expense decreased to approximately $22,000 from approximately $28,000 due to a decrease in interest expense.

      Net income was approximately $119,000 compared to $103,000, primarily due to a decrease in the cost of product sales.

The Nine Month Period Ended June 30, 1997 Compared to the Nine Month Period Ended June 30, 1996

      Revenues increased to approximately $9,436,000 from approximately $7,117,000 (33%), primarily as a result of (i) sales from the Company's March 1, 1996 acquisition of RAI., (ii) sales from the Company's November 1, 1996 acquisition of CPI, (iii) an increase in contract manufacturing sales to Carter-Wallace, and (iv) an increase in sales generated by the Company's subsidiary, Hemagen Diagnosticos Comercio Importacacao e Exportacao Ltd., a Brazilian limited liability company ("HDC").

      Cost of product sales increased to approximately $5,681,000 from approximately $4,483,000 (27%) due primarily to the increase in sales. Cost of products sales as a percentage of sales decreased to 60% from 64% due to a reduction in purchase accounting costs relating to the acquisition of RAI, and a settlement of a contract with a customer for failing to meet a minimum order.

      Research and development expenses increased to approximately $729,000 from approximately $532,000 (37%), primarily due to increased personnel costs in support of the Company's program to develop and complete studies related to FDA 510(k) submissions, and the addition of RAI and CPI related research and development expenses. During the nine month period ended June 30, 1997, the Company received FDA clearance to market tests to detect CMV, Lupus, Rheumatoid Arthritis, Primary Biliary Cirrhosis and Anti-Cardiolipin in ELISA formats, and Rheumatoid Factor in a serum protein immunoassay format.

      Selling, general and administrative expenses increased to approximately $2,746,000 from approximately $2,366,000 (16%), primarily due to the addition of RAI and CPI expenses. These were partially offset by a reduction of expenses at HDC relating to staffing and operating its manufacturing facility in Sao Paulo, Brazil. SG&A expenses decreased as a percentage of revenues from 33% to 29% due to the Company's utilization of its present infrastructure to manage additional operations.

      Net other expense decreased to approximately $59,000 from approximately $328,000 due to a decrease in interest expense and a one time expense relating to the issuance of warrants during the prior fiscal year. During the fiscal year ending September, 1996 the Company converted notes in the aggregate amount of $1,550,000 into 1,550,000 shares of common stock. The Company also completed an equity private placement offering which netted $6,410,000 in March, 1996. The cash provided from this offering was used to reduce the Company's long term debt, purchase RAI and CPI, and increase working capital for the Company.

      Net income was approximately $220,000 compared to a loss of $591,000, primarily due to higher RAI, CPI, Carter-Wallace and HDC sales, and a reduction in non-operating expenses.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations and private placements completed in September 1995, and March 1996.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note payable on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retro viruses and as a raw material by manufacturers of clinical diagnostic test kits. The product mix includes enzyme oligonucleotide assays, ELISA assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes that this acquisition will allow for better control of manufacturing raw material costs, and enhance the Company's research programs.

      At June 30, 1997, the Company's working capital was approximately $5,880,000 compared to working capital of approximately $5,417,000 at September 30, 1996. This increase was principally due to Company's operating gain in the period, and the issuance of approximately $198,000 worth of common stock.

      Inventory balances increased from approximately $3,178,000 on September 30, 1996 to approximately $4,045,000 on June 30, 1997, due to the purchase of CPI inventory, purchases of inventory in support of increased Carter Wallace sales, and in support of increased outstanding sales orders as of June 30, 1997. The Company often purchases large quantities of raw materials due to issues of price, quality and availability.

      At August 1, 1997 the Company had capital finance arrangements with two companies totaling approximately $620,000. The Company is required to pay an average of $42,000 per month in the aggregate (including interest) under these arrangements during fiscal 1997. The arrangements run through fiscal 1998.

      Management believes its cash and cash equivalents and short-term investments, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

Contract Negotiations

      The Company is in negotiations with several potential customers for certain of its products. The contracts under negotiation involve the possibility of substantial purchases over one or more years. If and when the Company is able to finalize one or more of these contracts, and if the terms are as presently being considered by management, then the Company is optimistic that such contracts may have a materially favorable effect on its net income.

Contemplated Stock Repurchase

      The Company has cash resources which the Board of Directors believes can be beneficially invested in the Company's own common stock at current market prices. The Board of Directors has authorized management of the Company to cause the Company to repurchase up to a maximum of 300,000 shares of the Company's common stock, subject to management's discretion regarding price, timing, and alternative opportunities for use of capital. In management's discretion, stock repurchases may be made in any amount up to the aggregate maximum, and may be made from time to time and in open market or private purchases. The authorization to repurchase stock expires on April 30, 1998. This program is subject to applicable securities laws.

      As of the date of this report, the Company has not purchased any shares on the open market due to the limitations of the securities and exchange laws.

Impact of Inflation

      Domestic inflation during the last three fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

New Accounting Pronouncement

      Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share", issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

      The effect of adopting FAS 128 has not yet been estimated. The Company is required to adopt the disclosure requirements of FAS 128 during the year ending September 30, 1998.

                         PART II - Other Information

Items 1 through 5:   Not applicable

Item 6.  Exhibits and Reports on Form 8-K


         (a)  See Exhibit 11 attached.


         (b)  Reports on Form 8-K.  None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                  Hemagen Diagnostics, Inc.
                                  (Registrant)



August 12, 1997                   /s/ Carl Franzblau
-------------------------         ------------------------------
                                  (Signature)
                                  Carl Franzblau
                                  Chief Executive Officer


August 12, 1997                   /s/ William Franzblau
-------------------------         ------------------------------
                                  (Signature)
                                  William Franzblau
                                  Chief Financial Officer


                                EXHIBIT INDEX



Exhibit
  No.                   Title
-------                 -----


   11           Statement of Computation of per share net income (loss).

