Form 10KSB
period 1997-09-30
HEMAGEN DIAGNOSTICS INC
filed 1997-12-29
CIK 892822

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                         Commission file number 1-11700


                           HEMAGEN DIAGNOSTICS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  04-2869857
-------------------------------------------------------------------------------
    (State or other jurisdiction                   (I.R.S. employer
  of incorporation or organization)               identification No.)


  34-40 Bear Hill Road, Waltham, Massachusetts          02154
-------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


                                 (781) 890-3766
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class
        on which registered               Name of each exchange
        -------------------               ---------------------

        Common Stock                      Boston Stock Exchange
        Common Stock Warrants             NASDAQ Stock Exchange


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 60 days.     Yes  [X]     No  [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.         [X]

      The registrant had revenues of $12,991,102 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 16, 1997 was $13,675,183. As of December 16, 1997, 7,814,390 shares of Common Stock, $.01 par value per share and 2,695,255 of Common Stock Warrants, were outstanding.

      Certain items of Part III of this Form 10-KSB incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1998 Annual Meeting of Stockholders.



      This report contains certain forward-looking statements that are subject to risks and uncertainties, including but not limited to those discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Prospectus contained in the Company's Registration Statements on Form S-3, File Nos. 333-6147 and 33-80009 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Company's actual results in future periods to differ materially from its historical results, and from any opinions or statements expressed in forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the registrant cautions readers not to place undue reliance on these statements.

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

      Until July 1995, the Company's products were based primarily on two diagnostic technologies, hemagglutination and enzyme-linked immunosorbence ("ELISA" or "EIA"). In July 1995, the Company completed the acquisition of a line of similar but complementary test kits using a third technology, immunofluorescence, from Schiapparelli Biosystems, Inc. (The "VIRGO Acquisition"). These acquired assays are sold under the registered trademark VIRGO(R).

      On March 1, 1996, the Company acquired Reagents Applications, Inc. ("RAI") from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold under the RAICHEM(R) label directly and through a network of over 30 distributors located in the United States and international markets. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

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

      The Company offers approximately 110 test kits that have been cleared by the United States Food and Drug Administration ("FDA") for sale in the United States, including 16 test kits which were cleared during the fiscal year ending 1997. Several additional test kits are sold in foreign markets. The Company markets and sells its brand name products worldwide, directly and through national and international distributors and manufacturers' representatives. The Company markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd., a Brazilian limited liability company ("HDC"). In addition, the Company sells certain of its products on a private-label basis to multinational distributors of medical diagnostics.

      In December 1994 the Company entered into a five-year agreement (the "Carter-Wallace Agreement") with Carter-Wallace, Inc. ("Carter-Wallace") to manufacture approximately 14 diagnostic test kits for the Wampole division of Carter-Wallace. The test kits, which had previously been manufactured by Carter-Wallace, are used to aid in the diagnosis of diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. Carter-Wallace has agreed to purchase its requirements for these test kits from the Company during the term of the Agreement, subject to the Company maintaining certain quality standards. The test kits are sold by Carter-Wallace to clinical laboratories and physicians' office laboratories both domestically and abroad.

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

      The Company owns a proprietary technique for preserving red blood cells, a key component of the Company's hemagglutination assays. This technology enables the Company to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provides quick and accurate results, require no special laboratory equipment to perform and are more reliable than previously available hemagglutination assays. The extended shelf life and improvements in the consistency of these assays substantially eliminate limitations previously encountered in the use of hemagglutination assays.

      The Company markets and sells certain of its products through third parties, including Olympus America, Inc. ("Olympus"), an affiliate of Olympus Optical Co., Ltd. of Japan, Sigma Diagnostics, Inc. ("Sigma"), a subsidiary of Sigma-Aldrich Corp and Boehringer Mannheim, GmbH ("Boehringer" or "BM"). See "Business - Distribution and Marketing"

      The Company owns a 51% interest in HDC, a Brazilian limited liability company. HDC distributes most of the Company's products throughout South America. HDC also completes light assembly of certain of the Company's products. Unless the context otherwise requires, the term "Company" includes HDC, RAI, CPI and the Virgo Acquisition.

Recent Developments

      Cellular Products, Inc.

      On November 1, 1996, the Company, through its wholly owned subsidiary, CPI, acquired substantially all the assets of 872 Main Street Corporation (formerly Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note which was paid in full on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. CPI's principal focus is on infectious diseases, particularly retroviruses such as HIV and HTLV. Its products are used in the growth and testing of these viruses and as raw materials by manufacturers of clinical diagnostic assays for HIV and HTLV. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials.

      872 Main Street Corporation, originally founded in 1982 as Cellular Products, Inc., was operating under the provisions of Chapter 11 of the federal bankruptcy code since November 1994. The acquisition has enabled the Company to produce several key raw materials for its tests, lowering its raw material costs and has enhanced the Company's research programs.

      Donner Com. IND. LTDA

      The Company and Donner Com. IND. LTDA ("Donner"), a Brazilian distributorship company, entered a distribution agreement under which Donner will exclusively purchase products from the RAICHEM product line for resale into Brazil. Donner has agreed to a minimum purchase amount of $2 million over the term of the three year agreement once the Company's products have been registered for sale in Brazil. The Company's subsidiary, HDC, will provide regulatory assistance to Donnor and continue to sell the Company's other products in South America.

      Phoenix Diagnostics, Inc.

      The Company, through it's subsidiary, RAI has obtained exclusive distribution rights for all Phoenix Diagnostics products for a period of 3 years so long as the Company purchases a minimum annual amount of Phoenix Diagnostics products. The Company has met its purchasing obligation for the first year of the contract. The Company believes this strategic alliance will complement RAI's existing product line by expanding the Company's line of clinical chemistries available in a liquid format. The agreement expires in March, 2000.

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

      Clinical Chemistries

      The Company produces a line of general clinical chemistry reagents utilizing colorimetric, turbidometric and enzymatic procedures. These chemistry reagents are those most commonly performed in clinical laboratories as general health screening tests and in the identifications of diseases. These tests can be performed using a broad range of automated and semi-automated instruments typically used by clinical laboratories.

      Hemaggglutination

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

      In contrast, if the particular antibody is present in the patient's blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear a diffuse red, which indicates a positive reaction.

      Acute Phase Reactants and Apolipoproteins

      The Company has developed a new application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs, or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. The Company currently markets two test kits to detect inflammatory signals. Product sales for these tests were approximately $224,000, and $155,000 in fiscal 1997, and 1996 respectively.

Current Products

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

      SLE (lupus)                             polymyositis
      mixed connective tissue disease         dermatomyositis
      Sjogren's syndrome                      connective tissue diseases
      cleroderma (systemic sclerosis)         Primary Biliary Cirrhosis
      cytomegalovirus infections              Chagas' disease
      Rheumatoid arthritis

      Certain of the Company's ELISA tests are also used to monitor the acute phase response to infection and inflammation in diseases such as lupus and rheumatoid arthritis. Several of the Company's ELISA tests are now available in both lyophilized and all liquid formats.

      The Company's ELISA and hemagglutination kits (see below) include screen tests in which up to six different diagnostic indices are monitored at the same time, which is useful in the rapid initial screening of patients. If the screen test is positive, individual kits are available to identify which of these six indices is present.

      Immunofluorescence ("IFA") Products

      The Company's immunofluorescence products consist primarily of diagnostic assays for infectious diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories in the United States. There are currently 15 kits sold in the immunofluorescence format.

      The Company's immunofluorescence products are used to aid in the diagnosis of the following:

      cytomegalovirus infections           herpes simplex
      SLE (lupus)                          german measles
      connective tissue diseases           chicken pox
      primary bilary cirrhosis             infections with Epstein-Barr virus
      toxoplasmosis                        chlamydial infections
      syphilis                             measles
      primary RSV infections               mumps infections
      Autoimmune diseases

      Hemagglutination Assays

      The Company believes that it manufactures and markets the only commercially available hemagglutination kits which test for antibodies to antigens present in the nucleus of a cell ("extractable nuclear antigens," or "ENAs") which are markers of certain autoimmune diseases. Each of the Company's hemagglutination assays is based on the Company's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. The Company's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

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

      SLE (lupus)                              dermatomyositis
      mixed connective tissue disease          polymyositis
      Sjogren's syndrome                       rheumatoid arthritis
      scleroderma (systemic sclerosis)         Chagas' disease
                                               cytomegalovirus infections

      RAI Products

      The Company's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM(R) assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by the Company include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 60 of the Company's clinical chemistry products have been cleared by the FDA for sale in the United States.

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

New Products

      During the fiscal year ending September, 1997, the Company received FDA clearance on 16 of its immunoassays and obtained the rights to market and sell additional FDA cleared kits including kits to assist in the diagnosis of:

Cytomegalovirus:   An infection which may induce pneumonia, fever and hepatitis among immunosuppressed patients.

dsDNA: A test which aids in the diagnosis of systemic lupus erythematosus (lupus).

aCL Screen:        Anti-Cardiolipin (aCL) has been associated with lupus, other connective tissue diseases as well as recurrent thrombosis, thrombocytopenia and spontaneous abortions.

AMA: The Anti-Mitochondria antibody has been associated with primary biliary cirrhosis, a disfunction of the liver.

RF SPIA: A quantitative measure of rhematoid factor as an aid in the diagnosis of rheumatoid arthritis and other inflammatory diseases.

Prealbumin SPIA:   An aid in the evaluation of nutritional deprivation in
                   newborns, the elderly, and dialysis and postsurgical patients. Prealbumin may also be used to monitor most forms of acute and chronic hepatic diseases.

Cholesterol:       Cholesterol Rapid Liquid Reagent is a new cholesterol test available in a liquid format.

Triglycerides:     Liquid Triglycerides GPO Reagent is a liquid reagent that is used with cholesterol to monitor cardiovascular risk in patients.

Liquid ENAs:       The Company has had eight of its ENA ELISA kits cleared for
                   U.S. sale in an all liquid format.

Phoenix kits:      The Company, through its RAI subsidiary has obtained
                   exclusive distribution rights for all Phoenix Diagnostics products. This strategic alliance has added calibrators and controls to the Company's clinical chemistry product line.

CMV antigen:       This antigen, which is a raw material for several of the
                   Company's products, is now manufactured at the Company's
                   Cellular Products, Inc. subsidiary. The Company estimates that the internal manufacture of this antigen saved the Company over $100,000 during the fiscal year ended
                   September, 1997.

South American Activities

      In 1991, the Company began to market its product line in South America through HDC. In fiscal 1994, HDC completed the renovation of a new manufacturing and sales office facility in Sao Paulo, Brazil, which allows HDC to complete light manufacturing of test kits in South America.

      The Company markets its full product line to the South American market, including three proprietary assays for Chagas' disease. Chagas' disease (American Trypanosomiasis) is an insect and blood transfusion transmitted parasitic infection which eventually attacks the victim's cardiovascular system. Due to poor sanitation and other factors, insects have transmitted Chagas' disease widely throughout Central and South America, with substantial encroachment into Mexico. In response to the need for efficient and accurate testing for Chagas' disease, the Company has developed three diagnostic tests: an instrument-free hemagglutination assay, an ELISA assay, and a hemagglutination assay prepared specifically for use with certain automated blood-typing instruments. The ELISA assay has received FDA clearance for sale in the United States.

      The office in Sao Paulo is presently staffed by five full-time salespeople administrators who receive and process orders, and four people in production, shipping and technical support. In addition, Dr. de Oliveira, the Company's Vice President of Research and Development, spends time in Brazil attending to business of the Company. In fiscal 1997, and 1996 the Company derived product sales through HDC of approximately $1,255,000, and $956,000 respectively. See "Business - Facilities."

      In August, 1997, the Company entered into a distribution agreement with Donner Systems to distribute the Company's clinical chemistry product line in Brazil. Donner has agreed to a minimum purchase amount of $2 million over the term of the three year agreement once the Company's products have been registered for sale in Brazil. The Company's subsidiary, HDC, will provide regulatory assistance to Donner and continue to sell the Company's other products in South America.

Distribution and Marketing

      General

      In the United States, the Company sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics. Internationally, the Company sells its products primarily through distributors. The Company grants exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. The Company's exclusive distributorship arrangements generally condition exclusivity on the distributor maintaining minimum purchases from the Company. The Company has relationships with approximately 35 exclusive and non-exclusive distributors and its products have been sold in over 20 countries.

      Since 1989 the Company has been the exclusive provider of test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. Pursuant to the terms of the Company's agreement with Olympus, the Company provides CMV test kits for sale by Olympus worldwide to users of the PK Series Pre-Transfusion instruments. The agreement provides that Olympus must purchase a minimum number of hemagglutination CMV test kits annually from the Company through February, 1998, subject to the Company meeting certain requirements. The agreement specifies that during its term, the Company will not sell its CMV assays to any customers in North America or Hawaii which use Olympus instruments or use competing laboratory analysis equipment in blood banks. Sales of CMV assays to Olympus were approximately $1,057,000, and $395,000 during fiscal 1997, and 1996, respectively. Olympus and the Company do not intend to renew this exclusive agreement when it terminates in March, 1998.

      The Company also manufactures products on a private label basis for Sigma, Boehringer, Hoffman La Roche, and Carter-Wallace pursuant to supply agreements. Some of these agreements provide for minimum purchases; however, the Company cannot predict the level of revenues it will derive from these agreements.

      Carter-Wallace accounted for approximately 14% and 18% of the Company's revenue for the fiscal years ended September 30, 1997 and 1996 respectively. Although the Company expects that its relationship with Carter Wallace will continue, if it were to cease doing business with the Company it would have a material adverse effect on the Company's business.

      In July, 1995 the Company entered into an OEM agreement with Boehringer which provided for certain minimum purchases. In 1997 these minimums were not met, however, BM met its obligations to the Company by agreeing to a payment to the Company in an amount which will satisfy the annual payable amount obligated. The Company is currently in the process of renegotiating this contract with regards to product pricing and minimum purchase amounts in future years.

      The Company's South American Distribution and Marketing activities are described in the section entitled "Business: South American Activities.

Products Under Development

      The Company is presently developing new products in areas described below. The Company spent a total of approximately $1,072,000, and $778,000 on Company-sponsored research and development for the fiscal years ended September 30, 1997, and 1996, respectively. The Company spent a total of approximately $6,000, and $36,000 on externally-sponsored research and development for the years ended September 30, 1997, and 1996, respectively.

      Autoimmune Diseases

      The Company intends to continue its development of products to aid in the diagnosis of autoimmune diseases. Hemagglutination and ELISA kits for the detection of antibodies associated with thyroiditis are currently under development. In addition, assays to detect antibodies to histone proteins are being developed. The Company believes that it will have commercially available assays for these purposes in fiscal 1998, subject to obtaining appropriate regulatory clearances.

      Acute Phase Reactants and Apolipoproteins

      The Company continues to develop an application for its ELISA technology which would detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants) that are present in a patient's blood prior to the manifestation of disease. In addition, these assays could lead to earlier detection of organ transplant rejection or infection than is possible with techniques now commercially available. See "Business - Relationship with Boston University."

      The Company has developed a unique modification of its ELISA technology to test for acute phase reactants. This technology is licensed by the Company from Boston University, which has a patent for the technology. See "Business - Relationship with Boston University." The Company is exploring the use of the new technology to produce a number of new test kits.

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

                  Cardiovascular Diseases
                  -----------------------

                        The Company is developing a panel of assays to measure two blood lipoproteins, which are indicators of risk of cardiovascular disease. High levels of these two lipoproteins have been cited in a study supported by the National Institutes of Health as more reliable indices of cardiovascular risk than cholesterol levels. Together with SAA, these technologies could detect high risk levels in patients with chronic autoimmune disease, such as rheumatoid arthritis.

                  Rheumatoid Arthritis
                  --------------------

                        In connection with the Company's development program, the Company has sold test kits utilizing its acute phase reactant technology to Pfizer for use in the evaluation of Pfizer's experimental drug Tenidap(R) for the treatment of rheumatoid arthritis.

      Infectious Diseases

      The Company continues to develop additional assays to aid in the diagnosis of infectious diseases. The Company recently completed the development of products known as a "ToRCH panel" which include assays for toxoplasmosis, rubella, CMV, and herpes. The Company is also developing test kits for Lyme disease and for Epstein-Barr virus. As with all of the Company's products under development, these products will have to undergo FDA review before they can be marketed and sold in the United States. The CMV IgG has received clearance from the FDA and data is being collected for the submission of the other assays.

      Clinical Chemistry Reagents

      The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most completed clinical chemistry lines offered worldwide. Continuing efforts are directed at increasing the line of Serum Protein Immunoassays (SPIAs). Plans are in place for development of a kit to measure blood levels of ferritin, glycated hemoglobin, myoglboin and troponin I and troponin T.

Relationship with Boston University

      Dr. Carl Franzblau, the Chairman of the Board, Chief Executive Officer and President of the Company, serves as a Professor and Chairman of the Department of Biochemistry and as Associate Dean for Graduate Affairs at Boston University School of Medicine. Dr. Alan Cohen, a Director of the Company, served as a Professor of Medicine and Pharmacology at Boston University School of Medicine. Lawrence Gilbert, a Director of the Company, was also the Director of the Patent and Technology Administration at Boston University through December, 1994. Dr. John I. Sandson, a Director of the Company, is Dean Emeritus of Boston University School of Medicine. Charles W. Smith, a Director of the Company, served as Senior Vice President of Boston University from 1984 through 1989 and as its Treasurer from 1983 through June 1992. The Company believes that the continuing relationship between Boston University and these individuals, particularly Dr. Franzblau, is beneficial to the Company, particularly with respect to providing the Company with access to new developments in scientific areas related to the Company's business.

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

      In July 1994, the Company entered into a second license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent-pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the B.U. License Agreement and will be applied to a license fee of $15,000. No royalties were paid in the years ended September 30, 1997 or 1996 and no amounts were accrued for royalties at September 30, 1997 or 1996. The agreement terminates upon the termination of the patents.

      Product Development Agreement

      On February 14, 1992 the Company entered into a product development agreement with the University to develop a urine-based assay to measure levels of desmosine, which can indicate certain diseases such as cystic fibrosis and emphysema. This agreement was terminated in 1993.

Manufacturing and Sources of Supply

      The Company manufactures its hemagglutination and ELISA test kits primarily at its facility in Waltham, Massachusetts, and its products based on immunofluorescence technology at its facility in Columbia, Maryland. The Company's clinical chemistry products are produced at the Company's facility in San Diego, California and the raw material and research lines are produced in Buffalo, New York. The Company purchases RBCs and some of the antigens and other reagents used in the kits from outside vendors. Most reagents used in the Company's test kits are manufactured at the Company's facilities. The Company uses lyophilization equipment to preserve sensitized RBCs for its hemagglutination test kits.

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

Government Regulation

      The Company's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, the Company's production and marketing activities are subject to regulation by the United States Food and Drug Administration ("FDA"), under the authority of the Federal Food Drug, and Cosmetic Act, as amended by the Medical Device Amendments Act of 1976, The Safe Medical Devices Act of 1990, and The Medical Device Amendments of 1992.

      These regulations require that the Company must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submissions process, either the 510(k) review process or the Premarket Approval process ("PMA"). When a 510(k) review process is used the Company is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution in the United States before May 28, 1976, or which has subsequently been classified as a Class 1 or Class 2 medical device. The Company can not proceed with sales of its diagnostic products until it receives clearance from the FDA. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days.

      In cases where there are no existing FDA approved products "substantially equivalent" to the new product, an approved PMA, which involves a lengthier and more burdensome process, could be required before the FDA would allow commercial distribution.

      The Company is also required to register with the FDA as a device manufacturer and list its devices. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations (QSR). These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, control, and distribution activities. In addition, the Company is required to comply with various FDA requirements for labeling, pursuant to the Medical Device Reporting Act regulations. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. The Company believes it is in conformity with all such regulations.

      The regulatory controls being imposed upon the Company with respect to the international distribution, and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective no sooner than 1998 and will allow companies a three year period to conform to the directive. The Company will be required to conform to the EN 29000 regulations for any product sold in the European Community. The Company expects to be able to conform to these regulations within the required timeframe.

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

      As of September 30, 1997, the Company had 108 full-time employees, of which four are executive officers, 29 are employed in sales, marketing, general and administrative activities and 75 are involved in production and research and development.

      None of the Company's employees are represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.


Item 2. Description of Property.

      The Company maintains its principal executive offices, laboratory and production operations in Waltham, Massachusetts in two adjacent buildings; one a 4,000 sq. ft. facility which houses the Company's research and development laboratories, and the other a 15,000 sq. ft. facility which accommodates the laboratory and production operations and the executive offices of the Company. The Company pays rent in the amount of $133,500 per annum for the two facilities pursuant to the terms of that lease which ends May 30, 2002. The Company also leases 29,000 square feet in a production facility in Columbia, Maryland where it manufactures the immunofluorescence products. Under the Columbia lease, which extends through June 30, 2000, the Company pays $105,045 per annum in rent. The Company also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 2005, the Company pays approximately $201,000 per annum. In addition, the Company leases a 1,900 square foot warehouse facility near its production site for which it pays $13,080 per annum on an annual lease which may be renewed each April 1. As part of the purchase of substantially all the assets of 872 Main Street Corporation in November, 1996, the Company acquired the land and building located at 872 Main Street in Buffalo, New York. CPI operates out of this facility which consists of approximately 15,000 square feet of space. The Company believes that its facilities are adequate for its present and foreseeable needs.

      The Company's 51%-owned subsidiary leases approximately 4,500 square feet in Sao Paulo, Brazil pursuant to a lease which expires in September 30, 1998. This subsidiary pays rent in an amount of approximately $5,500 per month for this space. The Company believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.


Item 3. Legal Proceedings.

      The Company is not presently involved in any material pending litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.



                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange. On December 16, 1997, the closing bid and ask price of the Common Stock reported by NASDAQ was $1.75 and $1.88 per share, respectively.

      For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 1996 and 1997. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                      High       Low
                                                      -----     -----
1996
----
First Fiscal Quarter. . . . . . . . . . . . . . .     $3.50     $1.75
Second Fiscal Quarter . . . . . . . . . . . . . .     $4.13     $2.50
Third Fiscal Quarter. . . . . . . . . . . . . . .     $4.13     $2.63
Fourth Fiscal Quarter . . . . . . . . . . . . . .     $3.13     $2.00

1997
----
First Fiscal Quarter. . . . . . . . . . . . . . .     $2.94     $2.12
Second Fiscal Quarter . . . . . . . . . . . . . .     $2.69     $2.06
Third Fiscal Quarter. . . . . . . . . . . . . . .     $2.38     $1.44
Fourth Fiscal Quarter . . . . . . . . . . . . . .     $2.19     $1.75

1998
----
First Quarter (through December 16, 1997) . . . .     $2.47     $1.69


      As of December 16, 1997, there were approximately 199 holders of record of the Company's Common Stock.

      For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock Warrants as reported by NASDAQ during Fiscal 1996 and 1997. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                      High       Low
                                                      -----     -----

1996
----
First Fiscal Quarter. . . . . . . . . . . . . . .         -         -
Second Fiscal Quarter . . . . . . . . . . . . . .         -         -
Third Fiscal Quarter. . . . . . . . . . . . . . .         -         -
Fourth Fiscal Quarter . . . . . . . . . . . . . .     $0.63     $0.63

1997
----
First Fiscal Quarter. . . . . . . . . . . . . . .     $1.63     $0.63
Second Fiscal Quarter . . . . . . . . . . . . . .     $1.25     $0.63
Third Fiscal Quarter. . . . . . . . . . . . . . .     $1.06     $0.31
Fourth Fiscal Quarter . . . . . . . . . . . . . .     $0.97     $0.38

1998
----
First Quarter (through December 16, 1997) . . . .     $0.69     $0.38


      As of December 16, 1997, there were approximately 77 holders of record of the Company's Common Stock Warrants.

Dividends

      The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This section contains certain forward-looking statements that are subject to risks and uncertainties including but not limited to those discussed in the section entitled "Risk Factors" in the Prospectus contained in the Company's Registration Statement on Form S-3, File Nos. 333-6147 and 33- 80009 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Company's actual results in future periods to differ materially from its historical results, and from any opinions or statements expressed in forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on these statements.

Overview

      Historically, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and the profiling of general health conditions. Since the fiscal year ending 1995, the Company has also concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. The Company presently has approximately 120 different test kits available for general sale, approximately 110 of which have received FDA clearance for sale in the United States.

Results of Operations

      Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      Revenues increased to approximately $12,991,000 from approximately $10,219,000 (27%), primarily as a result of (i) sales from the Company's November 1, 1996 acquisition of CPI which accounted for approximately $1,433,000 of the increase, (ii) an approximately $945,000 increase from a full year of sales from the Company's March 1, 1996 acquisition of RAI, compared with seven months of sales in fiscal 1996, and (iii) increased sales of CMV test kits for use on Olympus' PK Series Pre- Transfusion instruments of approximately $662,000. (See Business: Distribution and Marketing).

      Cost of product sales increased to approximately $7,598,000 from approximately $6,213,000 (22%) due to the increase in sales. Cost of product sales as a percentage of sales decreased from 61% to 59% due to a change in product mix and savings on cost of raw materials manufactured by the Company's subsidiary, CPI.

      Research and development expenses increased to approximately $1,078,000 from approximately $814,000 (32%), primarily due to increased personnel costs in support of the Company's program to develop and complete studies related to FDA 510(k) submissions, and the addition of RAI and CPI related research and development expenses. During the fiscal year ended September 30, 1997, the Company received FDA clearance to market 16 new clinical tests.

      Selling, general and administrative expenses increased to approximately $3,808,000 from approximately $3,237,000 (18%), primarily due to the addition of RAI and CPI expenses. SG&A expenses decreased as a percentage of revenues from 32% to 29% due to the Company's utilization of its present infrastructure to manage additional operations.

      Net other expense decreased to approximately $102,000 from approximately $419,000 due to a decrease in interest expense and a one time expense relating to the issuance of warrants during the previous year. During the fiscal year ended September, 1996 the Company converted notes in the aggregate amount of $1,550,000 into 1,550,000 shares of common stock. The Company also completed an equity private placement offering which netted $6,410,000 in March, 1996. The cash provided from this offering was used to reduce the Company's long term debt, purchase RAI and CPI, and increase working capital for the Company.

      Net income was approximately $405,000 compared to a loss of approximately $464,000 the previous year primarily due to higher RAI, CPI and CMV sales, and a reduction in non-operating expenses.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, a bridge loan, lease financing arrangements, borrowings from nonaffiliates and related parties, cash flow from operations and private placements completed in September 1995 and March, 1996.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corporation (formally Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note which was paid in full on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retroviruses and as raw materials by manufacturers of clinical diagnostic assays. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes the acquisition will enable the Company to produce several key raw materials for its tests, allow for better control of manufacturing costs and enhance the Company's research programs.

      At September 30, 1997, the Company's working capital was approximately $6,157,000 compared to approximately $5,417,000 at September 30, 1996. This increase was principally due to the Company's net income of approximately $405,000 and proceeds of approximately $198,000 from the issuance of common stock in connection with the exercise of warrants and options.

      Inventory balances increased from approximately $3,178,000 on September 30, 1996 to approximately $3,954,000 on September 30, 1997 due to the purchase of CPI inventory, purchases of inventory in support of Carter Wallace sales, and purchases of inventory in support of sales of new products. The Company often purchases large quantities of raw materials due to issues of price, quality and availability. Accounts payable and accrued expenses decreased from approximately $1,429,000 to approximately $785,000 primarily due to the reduction in payables to Carter Wallace for inventory transferred to Hemagen during the year ended September, 1995, and a decrease in trade payables. Accounts Receivable balances increased from approximately $1,674,000 to approximately $2,289,000 primarily due to an increase in fourth quarter sales.

      Long term debt decreased from approximately $958,000 on September 30, 1996 to approximately $537,000 on September 30, 1997, due to the payment of the Company's capital lease obligations.

      At September 30, 1997 the Company had capital finance arrangements with one company totaling approximately $537,000. The Company used this financing to acquire blood typing machines and other equipment. The Company is required to pay an average of $34,000 per month in the aggregate under these arrangements during fiscal 1998. These arrangements run through 1998.

      Management believes its cash and cash equivalents and short-term investments, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

Impact of Inflation

      Domestic inflation during the last two fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

New Accounting Pronouncements

      Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 allows the Company to account for its stock-based employee compensation plans based upon either a fair value method or the intrinsic value method currently followed by the Company. The Company has chosen to retain its current method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS 123 has had no impact on the Company's financial position or results of operations. All required disclosures are included in the Company's financial reports.

      Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", issued by the Financial Accounting Standards Board is effective for financial statements for the fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

      The effect of adopting SFAS 128 is not expected to be material. The Company is required to adopt the disclosure requirements of SFAS 128 during the year ending September 30, 1998.

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial positions will be unaffected by the implementation of these new standards.

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " ("SFAS 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income by reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, " which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


Item 7. Financial Statements and Supplementary Data.

      See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.


Item 8. Change in Certifying Accountants

      On January 29, 1996 Price Waterhouse LLP declined to stand for reelection as independent accountants for the Company.

      There were no disagreements between the Company and Price Waterhouse LLP regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures in connection with the audit of each of the Company's fiscal years in the period October 1, 1994 through September 30, 1995, or at any time through January 29, 1996 which, if not resolved to the satisfaction of Price Waterhouse LLP would have caused Price Waterhouse LLP to make reference to the subject matter of such disagreement in connection with its report. There have been no reportable events (as defined by Regulation S-B Item 304(a)(1)(iv)(B)) during the period from October 1, 1994 through September 30, 1995, and during the period through January 29, 1996. In addition, during this period, the Company has not consulted another accountant regarding the application of accounting principles to a specific transaction.

      The report of Price Waterhouse LLP upon the Company's financial statement for the fiscal year ending September 30, 1995 contained neither an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

      Price Waterhouse LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter, dated February 2, 1996 was filed as an exhibit to the Company's report on Form 8-K filed with the Commission on February 3, 1996 and is incorporated herein by reference.

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


                                    PART IV

Item 13. Exhibits, List and Reports on Form 8-K.


      (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:


                                                                               Page
                                                                            -----------

Report of Independent Certified Public Accountants - BDO Seidman, LLP       F-2
Consolidated Balance Sheets at September 30, 1997 and 1996                  F-3 to F-4
Consolidated Statements of Operations for the years ended September 30,
 1997, and 1996                                                             F-5
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1997, and 1996                                               F-6
Consolidated Statements of Cash Flows for the years ended September 30,
 1997, and 1996                                                             F-7
Notes to Consolidated Financial Statements                                  F-8 to F-30

      (a)(2)   Exhibits.

               (i) The following exhibits, required by Item 601 of Regulation S-B, are filed herewith:

      10ii     Distribution agreement between the Company and Donnor Com. IND.
               LTDA

      10jj Distribution agreement between the Company and Phoenix Diagnostics, Inc.

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

    3a           Certificate of Incorporation.

    3b           Bylaws.

    3c           Certificate of Agreement of Merger between Hemagen
                 Diagnostics Inc., a Massachusetts corporation, and the Company, dated May 1, 1992.

    3d           Articles of Merger between Hemagen Diagnostics Inc., a
                 Massachusetts corporation, and the Company, dated May
                 1, 1992.



Exhibit No.      Title
-----------      -----

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

   21            List of the Company's Subsidiaries.

-------------------
<F*>  These exhibits relate to a management contract or compensatory plan or arrangement.


               (iii) The following exhibit was filed as part of the Company's
                     Form 10-QSB for the quarter ended March 30, 1993.


Exhibit No.      Title
-----------      -----

   10a           Master Lease Agreement between the Company and Aberlyn
                 Capital Management Limited Partnership, dated April 1, 1993.


               (iv) The following exhibit was filed as part of the Company's Form 10-KSB for the Fiscal Year ending September 30, 1994.


Exhibit No.      Title
-----------      -----

   10a           Product Development Agreement between the Company and
                 Boehringher Mannheim GmbH, dated November 25, 1993.

   10b Option Agreement between the Company and Boston University, dated October 15, 1993.


               (v) The following exhibits were filed as part of the Company's Form 10QSB for the quarter ending December 31, 1994


Exhibit No.      Title
-----------      -----

   10dd          Distributorship Agreement between the Company and Labor
                 Diagnostika GmbH dated October 1, 1994

   10ee          Agreement between the Company and Carter-Wallace, Inc. dated
                 December 22, 1994.

   10ff License Assignment and License Agreement between the Company and Aberlyn Capital Management Limited Partnership dated
                 December 30, 1994.


               (vi) The following exhibits were filed as part of the Company's Form 10-KSB for the year ending September 30, 1996.


Exhibit No.      Title
-----------      -----

   10gg          Distributorship Agreement between the Company and
                 Schiapparelli Biosystems, B.V.

   10hh          Distributorship Agreement between the Company and Olympus
                 America, Inc.

   23a           Consent of Independent Certified Public Accountants - BDO
                 Seidman, LLP

   23b           Consent of Independent Certified Public Accountants - Price
                 Waterhouse LLP

      (b) Reports on Form 8-K. (i) On July 13, 1995 the Company filed a form 8-K related to the purchase VIRGO(R) product line.

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

               (vi) On November 14, 1996 the Company filed a form 8-K related to the purchase of the assets of 872 Main Street Corporation (formally Cellular Products, Inc.).



                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEMAGEN DIAGNOSTICS, INC.


Date:  December 23, 1997                By: /s/ Dr. Carl Franzblau
                                            -----------------------------------
                                                Dr. Carl Franzblau, President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              Name                                     Capacity                            Date
              ----                                     --------                            ----

/s/ Carl Franzblau                     President and Chairman of the Board of        December 23, 1997
----------------------------------     Directors (Principal Executive Officer)
    Carl Franzblau, Ph.D.


/s/ William Franzblau                  Chief Financial Officer (Principal            December 23, 1997
----------------------------------     Financial Officer)
    William Franzblau


/s/ Myrna Franzblau                    Treasurer (Principal Accounting Officer)      December 23, 1997
----------------------------------
    Myrna Franzblau


/s/ Alan S. Cohen                      Director                                      December 23, 1997
----------------------------------
    Alan S. Cohen, M.D.


/s/ Lawrence Gilbert                   Director                                      December 23, 1997
----------------------------------
    Lawrence Gilbert


                                       Director                                      December __, 1997
----------------------------------
    Ricardo M. de Oliveira, M.D.


/s/ John I. Sandson, M.D.              Director                                      December 23, 1997
----------------------------------
    John I. Sandson, M.D.


/s/ Charles W. Smith                   Director                                      December 23, 1997
----------------------------------
    Charles W. Smith


                           HEMAGEN DIAGNOSTICS, INC.

                               INDEX TO EXHIBITS



Exhibit No.      Title
-----------      -----

   10ii          Distribution Agreement between the Company and Donnor Com. IND. LTDA

   10jj          Distribution Agreement between the Company and Phoenix Diagnostics, Inc.

   23a           Consent of Independent Certified Public Accountants - BDO Seidman, LLP


                                                     Hemagen Diagnostics, Inc.
                                                              and Subsidiaries

                                    Index to Consolidated Financial Statements
------------------------------------------------------------------------------



Report of Independent Certified Public Accountants                 F-2


Consolidated financial statements:

  Balance sheets                                                   F-3 to F-4

  Statements of operations                                         F-5

  Statements of stockholders' equity                               F-6

  Statements of cash flows                                         F-7

  Notes to consolidated financial statements                       F-8 to F-30

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       BDO Seidman, LLP


Boston, Massachusetts
November 14, 1997

                                                      Hemagen Diagnostics, Inc.
                                                               and Subsidiaries

                                                    Consolidated Balance Sheets
-------------------------------------------------------------------------------


September 30,                                                              1997            1996
------------------------------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                                                $   294 086     $   756 919
  Short-term investments                                                       730 827       1 360 249
  Accounts receivable, less allowance for doubtful accounts of $55,500
   and $53,800 at September 30, 1997 and 1996, respectively                  2 288 793       1 673 791
  Inventories                                                                3 953 601       3 178 180
  Prepaid expenses and other current assets                                    221 646         271 800
                                                                           ---------------------------

      Total current assets                                                   7 488 953       7 240 939

Property and equipment, net of accumulated depreciation                      2 545 470       2 931 879

Other assets                                                                 1 512 227       1 636 412
                                                                           ---------------------------

                                                                           $11 546 650     $11 809 230
                                                                           ===========================


See accompanying notes to consolidated financial statements.

                                                      Hemagen Diagnostics, Inc.
                                                               and Subsidiaries

                                                    Consolidated Balance Sheets
                                                                    (Continued)
-------------------------------------------------------------------------------



September 30,                                                                      1997           1996
-------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                            $   785 135    $ 1 428 790
  Notes payable                                                                        198 983              -
  Current maturities of long-term debt                                                 347 388        395 034
                                                                                   --------------------------

      Total current liabilities                                                      1 331 506      1 823 824

Long-term debt, less current maturities                                                189 281        562 672
                                                                                   --------------------------

      Total liabilities                                                              1 520 787      2 386 496
                                                                                   --------------------------

Minority interest in consolidated subsidiary                                                 -              -

Commitments and contingencies (Note 15)

Stockholders' equity:
  Preferred stock, $.01 par value - 1,000,000 shares authorized; none issued                 -              -
  Common stock, $.01 par value - 30,000,000 shares authorized; 7,776,890 and
   7,620,890 shares issued and outstanding at September 30, 1997 and 1996,
   respectively                                                                         77 769         76 209
  Additional paid-in capital                                                        13 329 197     13 132 757
  Accumulated deficit                                                               (3 375 103)    (3 780 232)
                                                                                   --------------------------

                                                                                    10 031 863      9 428 734
                                                                                   --------------------------

  Less - receivable from stockholders                                                   (6 000)        (6 000)
                                                                                   --------------------------

      Total stockholders' equity                                                    10 025 863      9 422 734
                                                                                   --------------------------

                                                                                   $11 546 650    $11 809 230
                                                                                   ==========================


See accompanying notes to consolidated financial statements.

                                                      Hemagen Diagnostics, Inc.
                                                               and Subsidiaries

                                          Consolidated Statements of Operations
-------------------------------------------------------------------------------



Years ended September 30,                                 1997            1996
-------------------------------------------------------------------------------------


Revenue:
  Product sales                                           $12 971 102     $10 161 335
  Research and development contracts                           20 000          58 000
                                                          ---------------------------

                                                           12 991 102      10 219 335
                                                          ---------------------------

Cost and expenses:
  Cost of product sales                                     7 597 981       6 213 398
  Cost of research and development revenue                      5 928          36 040
  Research and development                                  1 072 188         777 718
  Selling, general and administrative                       3 808 000       3 237 045
                                                          ---------------------------

                                                           12 484 097      10 264 201
                                                          ---------------------------

  Operating income (loss)                                     507 005         (44 866)
                                                          ---------------------------

Other income (expenses):
  Interest income                                              63 727         106 566
  Interest expense                                           (131 806)       (517 052)
  Foreign exchange loss                                       (18 306)        (21 179)
  Other income (expense)                                      (15 491)         12 545
                                                          ---------------------------

                                                             (101 876)       (419 120)
                                                          ---------------------------

Net income (loss)                                         $   405 129     $  (463 986)
                                                          ===========================

Net income (loss) per share                               $       .05     $      (.08)
                                                          ===========================

Weighted average shares outstanding                         7 676 561       5 666 357
                                                          ===========================


See accompanying notes to consolidated financial statements.

                                                      Hemagen Diagnostics, Inc.
                                                               And Subsidiaries


                                Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------



                                                    Common Stock        Additional                   Receivable
                                                --------------------     Paid-in     Accumulated        from       Stockholders'
                                                 Shares     Par Value    Capital       Deficit      Stockholders      Equity
                                                ---------   ---------   ----------   ------------   ------------   --------------

Balance at September 30, 1995                   3 162 000    $31 620    $5 154 912    $(3 316 246)     $(6 000)     $ 1 864 286
  Issuance of common stock upon conversion
   of subordinated debt                         1 550 000     15 500     1 502 565             -             -        1 518 065
  Issuance of common stock, net of expenses,
   in connection with private placement
   offering                                     2 695 255     26 953     6 383 216             -             -        6 410 169
  Exercise of common stock purchase warrants       90 517        905          (905)            -             -                -
  Exercise of common stock purchase warrants       45 259        453          (453)            -             -                -
  Exercise of common stock purchase warrants       45 259        452          (452)            -             -                -
  Issuance of common stock to employees under
   stock option plan                                5 100         51         8 899             -             -            8 950
  Issuance of common stock to Board of
   Directors under stock option plan                7 500         75        11 175             -             -           11 250
  Issuance of common stock purchase warrants            -          -        50 000             -             -           50 000
  Issuance of common stock to Board of
   Directors in lieu of compensation               20 000        200        23 800             -             -           24 000
  Net loss                                              -          -             -      (463 986)            -         (463 986)
                                                -------------------------------------------------------------------------------

Balance at September 30, 1996                   7 620 890     76 209    13 132 757    (3 780 232)       (6 000)       9 422 734
  Issuance of common stock to employees under
   stock option plan                               56 000        560        97 440             -             -           98 000
  Exercise of common stock purchase warrants      100 000      1 000        99 000             -             -          100 000
  Net income                                            -          -             -       405 129             -          405 129
                                                -------------------------------------------------------------------------------

Balance at September 30, 1997                   7 776 890    $77 769   $13 329 197   $(3 375 103)      $(6 000)     $10 025 683
                                                ===============================================================================


See accompanying notes to consolidated financial statements.

                                                      Hemagen Diagnostics, Inc.
                                                               and Subsidiaries

                                                       Statements of Cash Flows



Years ended September 30,                                                               1997          1996
------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income (loss)                                                                     $ 405 129     $  (463 986)
  Adjustments to reconcile net income (loss) to cash provided (used)
    by operating activities:
    Depreciation and amortization                                                         847 296         763 041
    Compensation relating to the issuance of warrants and common stock                          -          74 000
    Amortization of deferred financing costs and debt discount                             11 190               -
    Foreign exchange loss                                                                  18 306          21 179
    Changes in operating assets and liabilities, net of effects of purchase of CPI in 1997 and RAI in 1996:
    Accounts receivable                                                                  (405 345)        135 435
    Inventories                                                                          (319 019)       (306 967)
    Prepaid expenses and other current assets                                              53 854            (471)
    Accounts payable and accrued expenses                                                (771 101)        329 871
    Deferred revenue                                                                            -         (20 000)
                                                                                        -------------------------

      Net cash provided (used) by operating activities                                   (159 690)        532 102
                                                                                        -------------------------

Cash flow from investing activities:
  Payment for acquisitions, net of cash acquired                                         (395 479)     (4 920 548)
  Purchases of short-term investments                                                           -      (1 360 249)
  Proceeds from maturity of short-term investments                                        629 422         803 000
  Purchases of property and equipment                                                    (325 082)       (234 343)
  Other assets                                                                             (8 095)        345 973
                                                                                        -------------------------

      Net cash used by investing activities                                               (99 234)     (5 366 167)
                                                                                        -------------------------

Cash flows from financing activities:
  Repayments of notes payable to related party                                                  -        (350 000)
  Proceeds from issuance of long-term debt                                                      -         108 392
  Repayments of long-term debt                                                           (405 876)     (1 930 844)
  Proceeds from issuance of common stock, net                                                   -       6 410 169
  Exercise of stock options and warrants                                                  198 000          20 200
                                                                                        -------------------------

      Net cash provided (used) by financing activities                                   (207 876)      4 257 917
                                                                                        -------------------------

Effect of exchange rates on cash and cash equipments                                        3 967               -
                                                                                        -------------------------

Net decrease in cash and cash equivalents                                                (462 833)       (576 148)
Cash and cash equivalents, beginning of year                                              756 919       1 333 067
                                                                                        -------------------------

Cash and cash equivalents, end of year                                                  $ 294 086     $   756 919
                                                                                        =========================

Cash payments of interest                                                               $ 147 840     $   507 849
                                                                                        =========================


Supplemental disclosure of non-cash financing and investing activities, see
Note 2.


See accompanying notes to consolidated financial statements.

                                                      Hemagen Diagnostics, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


1.    Nature of Business and Organization

      Hemagen Diagnostics, Inc. ("Hemagen" or the "Company") is a biotechnology company which develops, manufactures, and markets laboratory medical diagnostic kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the state of Delaware in 1992.


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

      Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC") for the two years ended September 30, 1997, the accounts of Reagents Applications, Inc. ("RAI") from March 1, 1996, and the accounts of Cellular Products, Inc. ("CPI") from November 1, 1996, the effective dates of the RAI and CPI acquisitions as described in Note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

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

            Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. At September 30, 1997 and 1996, the Company held certificates of deposit of $730,827 and $1,360,249, respectively. All certificates held at September 30, 1997 mature within one year. These certificates of deposit are classified as available-for-sale and are recorded at cost at September 30, 1997 and 1996, which approximates fair value.

      Inventories

            Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Property and Equipment

            Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are expensed as incurred.

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

      Income Taxes

            The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

      Revenue Recognition

            Revenue from the sale of products is recognized when the product is shipped. Revenue from contracts to conduct research and development is recognized using the percentage-of-completion method. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of contract billings related to research and development not complete at the balance sheet date is included in deferred revenue.

      Advertising

            The Company expenses advertising costs as incurred. Advertising expense was approximately $94,000 and $48,000 in fiscal 1997 and 1996, respectively.

      Net Income (Loss) Per Share

            Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period, and shares obtainable through conversion of convertible debt. Common stock equivalents, consisting of outstanding stock options and warrants, are included in the computation when their effect is dilutive.

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

            Instruments with a net book value of $114,523 and $157,319 were transferred from fixed assets to inventory during 1997 and 1996, respectively.

      New Accounting Pronouncements

            Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

            Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per shares.

            The effect of adopting Statement of Financial Accounting Standards No. 128, "Earnings per Share," is not expected to be material. The Company is required to adopt the disclosure requirements of SFAS No. 128 during the year ended September 30, 1998.

            In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

            Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

            SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

            Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


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


      The Company acquired certain assets, primarily inventory and fixed assets, and assumed certain liabilities of 872 Main Street Corp. (formerly Cellular Products, Inc.) on November 1, 1996 for total consideration and related costs of $738,600 and formed a new subsidiary, Cellular Products, Inc. ("CPI"). The purchase price consisted of $400,000 in cash and an unsecured promissory note to 872 Main Street Corp. in the amount of $200,000 due November, 1997. The present value of the note payable at September 30, 1997 is $198,983. The acquisition was recorded using the purchase method of accounting.

      The excess of the fair value of net assets acquired over the purchase price was recorded as a reduction of the fixed assets acquired, in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits.

      The consolidated statements of operations and cash flows for the year-ended September 30, 1997 include the results of operations and cash flows for CPI from November 1, 1996 through September 30, 1997 and RAI for the entire year.

      The consolidated statements of operations and cash flows for the year ended September 30, 1996 include the results of operations and cash flows for RAI from March 1, 1996 through September 30, 1996.

      The unaudited pro forma combined results of operations of the Company and the businesses acquired in fiscal 1997 and 1996 for the years ended September 30, 1997 and 1996, assuming that the acquisitions had occurred at October 1, 1995 and after giving effect to certain pro forma adjustments are as follows:


      Years ended September 30,                  1997             1996
      -----------------------------------------------------------------------

      Revenue                                    $13 121 000      $14 039 000
      Net income (loss)                          $   432 000      $  (761 000)
      Net income (loss) per share                $       .06      $      (.12)


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

      Product Development Agreement

            In February 1992, the Company entered into a product development agreement with the University to develop, on a best efforts basis, a product which can indicate certain diseases. Under this agreement, the Company is obligated to provide facilities, personnel, supplies, and services totaling $100,000, which are recorded as research and development contract support costs as incurred. No such costs were incurred in the years ended September 30, 1997 and 1996. The Company retains a 50% interest in all intellectual property developed.

            The University is obligated to provide $100,000 in cash to the Company over the term of the agreement to pay for the services of two employees of the Company and certain equipment and other costs which are recorded as costs of research and development revenues as incurred. No such costs were incurred in the years ended September 30, 1997 or 1996. Revenue of $20,000 was recognized under the product development agreement in fiscal 1996. No amounts were due to the Company at September 30, 1997 or 1996 under this agreement.

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

      License Agreements

            In March 1992, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use the University's patented and patent pending technology to manufacture and market certain products. Under the agreement, the Company is obligated to pay an annual royalty of 5% of the first $50,000 of the Company's net sales of these products and 10% of net sales of these products in excess of $50,000 until the Company has paid the University a license fee of $10,000 in total and reimbursed it for certain patent expenses. All royalties to be paid thereafter will equal 5% of the Company's net sales of these products. Sales of products using technology obtained under the agreement, but not specifically covered under the patent application, and sales which occur if no patents are granted, are subject to a 3% royalty for a period of ten years. The Company also agreed to pay the University 27.5% of royalties the Company receives if it sublicenses the technology and 25% of the license fees resulting from any sublicense agreement. There were no royalties paid in the years ended September 30, 1997 and 1996. The agreement terminates upon the termination of the patents.

            In July 1994, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent-pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the initial license agreement and will be applied to the license fee of $15,000. No royalties were paid in the years ended September 30, 1997 and 1996 and no amounts were accrued for royalties at September 30, 1997 or 1996. The agreement terminates upon the termination of the patents.


5.    Inventories

      Inventories consist of the following:


      September 30,                   1997            1996
      ----------------------------------------------------------

      Raw materials                   $1 558 916      $1 278 021
      Work-in-process                    250 612         274 181
      Finished goods                   2 144 073       1 625 978
                                      --------------------------
                                      $3 953 601      $3 178 180
                                      ==========================


6.    Property and Equipment

      Property and equipment include the following:


      September 30,                                               1997          1996
      ------------------------------------------------------------------------------------

      Land                                                        $   16 000    $        -
      Building                                                       172 000             -
      Furniture and equipment                                      3 987 991     3 950 300
      Leasehold improvements                                         552 352       523 113
                                                                  ------------------------
                                                                   4 728 343     4 473 413

      Less accumulated depreciation and amortization               2 182 873     1 541 534
                                                                  ------------------------

                                                                  $2 545 470    $2 931 879
                                                                  ========================

      Depreciation and amortization expense relating to property and equipment was $701,816 and $708,525 for the years ended September 30, 1997 and 1996, respectively.

      Included in the above amounts is property and equipment acquired under capital leases of $119,135 and $534,114 at September 30, 1997 and 1996, respectively. Accumulated depreciation and amortization on property and equipment under capital leases totaled $83,395 and $321,671 at September 30, 1997 and 1996, respectively.

      In fiscal 1996, the Company retired lease obligations amounting to $1,337,044 and acquired the ownership of the assets under these leases.


7.    Other Assets

      Other assets consist of the following:


      September 30,                                               1997          1996
      ------------------------------------------------------------------------------------

      Goodwill, net of accumulated amortization of $163,549
       and $54,516 for 1997 and 1996, respectively                $1 471 938    $1 580 971

      Other                                                           40 289        55 441
                                                                  ------------------------

                                                                  $1 512 227    $1 636 412
                                                                  ========================


8.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses include the following:


      September 30,                          1997         1996
      --------------------------------------------------------------

      Accounts payable - trade               $375 046     $  645 068
      Accrued professional fees                78 424        144 149
      Accrued vacation                        129 327        155 163
      Accrued other                           202 338        484 410
                                             -----------------------

                                             $785 135     $1 428 790
                                             =======================


9.    Development and License Agreements

      In October 1992, the Company entered into a product development agreement with a customer, under which the customer and the Company would each contribute $93,500, subject to the Company meeting specified goals in connection with the development of a product line by December 31, 1993. The Company completed the development in the year ended September 30, 1993, and all amounts due under the terms of the agreement were paid in full. Under this agreement, the customer received a perpetual, non-exclusive license to manufacture the product. The customer and the Company agreed to pay royalties to each other, ranging from 2% to 6%, on net sales of the product sold by the other during the first ten years after development. In addition, the selling party shall pay a royalty equal to 6% of net sales of the product to the other party until a total amount of $93,500 has been paid to the other party. After the Company has been reimbursed its $93,500 contribution, the balance of the customer's contribution not already repaid by the Company shall be repaid in eight quarters by offsetting any royalty payments due to the customer. If the customer elects not to manufacture the product itself, then Hemagen shall have the right of first refusal to manufacture the product for sale by the customer. Hemagen retains ownership rights in all technology developed under this agreement.

      There were no sales of this product in the years ended September 30, 1997 or 1996. During 1997, the Company and the customer mutually agreed to discontinue research and development of the product line.

      In November 1993, the Company entered into a product development agreement with a customer under which the Company would develop a product which would work in conjunction with the customer's blood analyzer. Under the terms of the agreement, the Company would provide facilities and personnel and the customer would provide the use of its blood analyzer and materials. The Company completed the development in the year ended September 30, 1994. Under this agreement, the Company maintains exclusive rights to manufacture and sell the product. Subsequently, the Company entered into an OEM agreement with the customer which provided for certain minimum purchases by the customer. During 1997, the customer did not meet its minimum purchase requirement but agreed to satisfy the annual amount obligated. Sales to this customer amounted to $203,000 in 1997 and $13,000 in 1996. The Company is currently renegotiating the terms of the agreement to eliminate the minimum purchase requirement.


10.   Financing Arrangements

      Long-Term

            Debt Borrowings classified as long-term debt consist of the following:


            September 30,                                    1997          1996
            -----------------------------------------------------------------------

            Term loan at an effective interest rate of
             approximately 13%, monthly principal and
             interest payments of $31,309 from January
             1996 through December 1998                      $495 056      $789 340

            Obligations under capital leases (Note 15)         41 613       168 366
                                                             ----------------------

                                                              536 669       957 706

            Less current portion                              347 388       395 034
                                                             ----------------------

                                                             $189 281      $562 672
                                                             ======================

      Term Loan

            In December 1994, the Company borrowed $1,000,000 from a leasing company, using certain patents as collateral, to fund working capital requirements. The Company's first year of interest was netted from the proceeds of the loan and recorded as prepaid interest. Principal and interest payments are due in monthly installments of $31,309 beginning in January 1996 through December 1998, with a balloon payment of $100,000 due at the end of the term. At the Company's option, the amount due at the end of the term may be paid in four additional monthly installments of $25,437. Principal repayments for the fiscal years ending September 30, 1998 and 1999 will be $305,775 and $189,281, respectively.

11.   Stockholders' Equity

      Preferred Stock

            The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

      Common Stock

            During 1996, the Company forced the conversion of the unpaid principal balance of Subordinated Convertible Notes issued during 1995 into 1,550,000 shares of common stock at a rate of $1.00 per share. All of these shares were registered with the SEC under the Securities Act of 1933 with the filing of a Form SB-2, registration statement, which, as amended, was declared effective on November 11, 1996.

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

            In connection with the exercise of certain common stock purchase warrants and options, the Company issued 156,000 and 193,635 shares of common stock during 1997 and 1996, respectively.

      Board of Directors Common Stock

            During 1996, the Company issued 20,000 shares of common stock to non-employee members of the Board of Directors in lieu of cash compensation. The related compensation expense is amortized over the one year service period.

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

            In conjunction with certain sale and leaseback transactions occurring in 1993 and 1994, the Company issued warrants to purchase 50,000 and 20,000 shares of common stock at $3.25 per share exercisable through April 1, 1998 and April 29, 1999, respectively. The value of the warrants at the time of issuance was estimated by management and determined not to be material to the Company's results of operations or financial position.

            In conjunction with a $1,000,000 term loan and a sale and leaseback transaction with a leasing company in fiscal 1995, the Company issued warrants to purchase 52,000 and 35,000 shares of common stock at $2.50 and $2.00 per share, respectively, exercisable through December 30, 1999 and June 30, 2000, respectively. The value of the warrants at the time of issuance was estimated by management to be $35,000 and $20,000, respectively.

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

            In January 1996, the Company issued 100,000 warrants to purchase common stock at $1.00 per share exercisable through January 8, 1999. The value of the warrants at the time of issuance was estimated by management to be $50,000. During fiscal 1997 the warrants were exercised.

      Reserved Shares

            At September 30, 1997, the Company has reserved 5,081,896 shares of common stock for issuance upon the exercise of outstanding common stock options and warrants. During March 1996, the Company's Board of Directors voted to increase the number of authorized shares of common stock from 10,000,000 to 30,000,000.

      1992 Stock Option Plan

            The 1992 Stock Option Plan (the "Plan") provides for the grant of incentive and nonqualified stock options for the purchase of shares of the Company's common stock by employees, directors, and consultants of the Company. In 1996, the stock option plan was amended to provide for the purchase of up to an aggregate of 1,000,000 shares of the Company's common stock. The Board of Directors is responsible for the administration of the Plan. The Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company). The Board, at the request of any optionee, may convert incentive stock options that have not been exercised at the date of conversion into nonqualified stock options.

            Changes in options outstanding under the 1992 Stock Option Plan are summarized as follows:


                                                               Weighted-Average
                                                   Shares       Exercise Price
                                                  --------     ----------------

            Balance, September 30, 1995           227 350           $2.56
            Granted                                11 000            2.00
            Exercised                              (5 100)           1.75
            Cancelled or expired                   (5 025)           1.75
            Balance, September 30, 1996           228 225            2.54
            Granted                               187 625            2.19
            Exercised                             (56 000)           1.75
            Cancelled or expired                  (50 900)           4.78
            Balance, September 30, 1997           308 950           $2.08


            The following table summarizes information about stock options outstanding at September 30, 1997:

                                    Options Outstanding and Exercisable
                             -------------------------------------------------
                                                     Weighted-
                                                      Average        Weighted-
              Range of             Number            Remaining        Average
              Exercise         Outstanding at       Contractual      Exercise
               Prices        September 30, 1997     Life (years)       Price
            ------------     ------------------     ------------     ----------

            $       5.00            6 000                .7            $5.00
                    2.19          176 800               4.2             2.19
                    2.00           14 400               3.4             2.00
                    1.75          111 750               2.7             1.75
            ----------------------------------------------------------------

            $1.75 - 5.00          308 950               3.5            $2.08
            ================================================================


            The Company accounts for its stock-based compensation plan using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


            Years ended September 30,                      1997         1996
            ----------------------------------------------------------------------

            Net income (loss)          As reported         $405 129     $(463 986)
                                        Pro forma           181 179      (476 286)
            Earnings (loss)            As reported         $    .05     $    (.08)
             per share                  Pro forma               .02          (.08)

            In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0% for both years and expected volatility of 27.6% for both years, risk free rates ranging from 5.95% to 6.13% for 1997 and 6.44% to 6.65% for 1996, and expected lives of 5 years for 1997 and 1996. The weighted average fair value of options granted in fiscal 1997 and 1996 was $223,950 and $12,300, respectively.


12.   Income Taxes

            Domestic and foreign income (loss) before income taxes and minority interest in net income (loss) of consolidated subsidiary are as follows:


            Years ended September 30,        1997          1996
            --------------------------------------------------------

            Domestic                         $316 314      $(342 997)
            Foreign                            88 815       (120 989)
                                             -----------------------
                                             $405 129      $(463 986)
                                             =======================

            The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:



            Years ended September 30,                                      1997          1996
            ---------------------------------------------------------------------------------------

            Federal tax (benefit) at statutory rate                        $ 137 744     $(157 755)
            Operating income offset by current tax loss generating
             no current or deferred tax effect                              (137 744)            -
            Losses without tax benefit                                             -       157 755
                                                                           -----------------------

                                                                           $       -     $       -
                                                                           =======================


            Deferred tax assets and liabilities are comprised of the following:



            September 30,                                       1997           1996
            ------------------------------------------------------------------------------

            Deferred tax assets:
              Net operating loss carryforwards                  $ 1 317 000    $   950 000
              Amortization of intangible assets                     324 000        579 000
              Research and development and investment tax
               credit carryforwards                                 100 000         65 000
              Other                                                 134 000         80 000
                                                                --------------------------

              Gross deferred tax assets                           1 875 000      1 674 000

            Deferred tax asset valuation allowance               (1 824 000)    (1 285 000)
                                                                --------------------------

            Net deferred tax assets                             $    51 000    $   389 000
                                                                ==========================



            September 30,                                       1997        1996
            ------------------------------------------------------------------------

            Deferred tax liability:
              Basis difference of property and equipment        $51 000     $389 000
                                                                ====================

            The change in the valuation allowance for deferred tax assets was an increase of $539,000 primarily related to carryforwards for net operating losses and research and development tax credits, since the realization of these future benefits is not sufficiently assured as of September 30, 1997. If the Company achieves continued profitability, these deferred tax assets may be available to offset future income tax liabilities.

            At September 30, 1997, the Company has approximately $3,292,000, $2,342,000 and $100,000 of federal, state, and foreign net operating losses, respectively, available to offset future taxable income, which expire on various dates through 2012. At September 30, 1997, the Company has $100,000 of federal research and development tax credit carryforwards and $55,000 of state research and development and investment tax credit carryforwards available to offset future income taxes payable, which expire on various dates through 2011. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.


13.   Significant Sales and Concentration of Credit Risk

      In 1997 and 1996, the Company derived revenues from a single customer totalling $1,880,000 and $1,832,000, respectively. The Company derived revenues from another customer amounting to $1,190,000 and $646,000 for the years ended 1997 and 1996, respectively. Revenues derived from export sales amounted to $4,777,000 in 1997 and $3,484,000 in 1996. Export sales to Europe were approximately $2,591,000 in 1997 and $2,383,000 in 1996. Export sales to South America were approximately $1,446,000 in 1997 and $1,100,000 in 1996 .


14.   International Operations

      The following is a summary of certain selected financial information as of September 30, 1997 and 1996 and for the years then ended of the Company's 51% owned subsidiary, excluding the applicable intercompany balances.



      September 30,                                          1997           1996
      ------------------------------------------------------------------------------

      Assets                                                 $  852 578     $933 718

      Liabilities                                            $   82 952       71 802

      Revenues                                               $1 255 318     $955 944


15.   Commitments

      Leases The Company leases certain office and manufacturing facilities under noncancelable operating leases. In addition, the Company leases an office and manufacturing facility under a cancelable operating lease which has no future minimum rental commitments. Future minimum lease commitments under the noncancelable operating leases and capital leases (see Note 6) are as follows:



                                                              Operating      Capital
      Year ending September 30,                                 Leases       Leases
      ------------------------------------------------------------------------------

      1998                                                    $  467 000     $45 000
      1999                                                       451 000           -
      2000                                                       425 000           -
      2001                                                       336 000           -
      2002                                                       301 000           -
                                                              ----------------------

      Total minimum lease payments                            $1 980 000      45 000
                                                              ==========

      Less amount representing interest                                       (3 387)
                                                                             -------

      Present value of net minimum capital lease payments                    $41 613
                                                                             =======

      Rent expense approximated $524,000 and $344,000 in 1997 and 1996, respectively.

      Minimum Purchase Obligation

            During 1997, the Company entered in an exclusive distribution agreement whereby it is required to purchase a minimum amount of products from the supplier. Future minimum purchase obligations amount to $200,000 in 1998 and $500,000 in 1999.