Form 10QSB
period 1997-12-31
HEMAGEN DIAGNOSTICS INC
filed 1998-02-12
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1997         Commission File
                                                         number 1-11700


                          HEMAGEN DIAGNOSTICS, INC.
                          -------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)


       Delaware                                  04-2869857
-----------------------                   ------------------------
(State of Organization)                   (I.R.S. Employer Number)

             34-40 Bear Hill Road, Waltham, Massachusetts  02154
             ---------------------------------------------------
              (Address of principal executive offices, Zip Code)


                               (781) 890-3766
                               --------------
              (Issuer's telephone number, including area code)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X      No
         ---------     ---------

      As of December 31, 1997, the issuer had 7,851,890 shares of Common Stock, $.01 par value per share outstanding.


                          HEMAGEN DIAGNOSTICS, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                    PAGE NUMBER
                                                  -----------

    Item 1.  Financial Statements

             Consolidated Balance Sheets;              2
             December 31, 1997 and
             September 30, 1997

             Consolidated Statements                   4
             of Operations; Three months
             ended December 31, 1997 and 1996

             Consolidated Statements                   5
             of Cash Flows; Three months
             ended December 31, 1997 and 1996

             Notes to Consolidated                     6
             Financial Statements

    Item 2.  Management's Discussion and               8
             Analysis of Financial
             Condition and Results of
             Operations


PART II. OTHER INFORMATION

    Item 5.  Other Information.                       11



PART I  -  Financial Information

Item 1.    Financial Statements

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------

                                                  December 31,   September 30,
                                                      1997           1997
                                                  ----------------------------

Current Assets:
  Cash and cash equivalents                       $   184,865     $   294,086
  Short-term investments                              741,228         730,827
  Accounts and other receivables, less allowance
   for doubtful accounts of $55,500 at December
   and September                                    2,112,462       2,288,793
  Inventory                                         4,196,068       3,953,601
  Prepaid expenses and other current assets           211,619         221,646
                                                  ---------------------------
    Total current assets                            7,446,242       7,488,953

Property and Equipment:
  Fixed assets                                      4,758,283       4,728,344
  Less accumulated depreciation                     2,369,822       2,182,874
                                                  ---------------------------
                                                    2,388,461       2,545,470

Other Assets                                        1,479,634       1,512,227
                                                  ---------------------------
                                                  $11,314,337     $11,546,650
                                                  ===========================


See notes to consolidated financial statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------


                                                December 31,   September 30,
                                                   1997            1997
                                                ----------------------------

Current Liabilities:
  Accounts payable and accrued expenses         $   641,975     $   785,135
  Notes payable                                           -         198,983
  Current portion of long-term debt                 384,211         347,388
                                                ---------------------------
    Total current liabilities                     1,026,186       1,331,506
                                                ---------------------------

Long-term debt, less current portion                 80,756         189,281
                                                ---------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000
   shares authorized; none issued                         0               0
  Common stock, $.01 par value - 30,000,000
   shares authorized; issued and outstanding:
   7,851,890 at December and 7,776,890
   at September                                      78,519          77,769
  Additional paid-in capital                     13,440,946      13,329,197
  Accumulated deficit                            (3,306,070)     (3,375,103)
                                                ---------------------------
                                                 10,213,395      10,031,863
  Receivable from stockholder                        (6,000)         (6,000)
                                                ---------------------------
                                                 10,207,395      10,025,863
                                                ---------------------------
                                                $11,314,337     $11,546,650
                                                ===========================


See notes to consolidated financial statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended
                                                         December 31,
                                                   -----------------------
                                                      1997         1996
                                                   ----------   ----------

Revenues:
  Product sales                                    $2,843,767   $3,154,560

Costs and expenses:
  Cost of product sales                             1,577,651    1,939,680
  Research and development                            279,290      214,019
  Selling, general and administrative                 883,499      921,351
                                                   -----------------------
                                                    2,740,440    3,075,050
                                                   -----------------------
  Operating Income                                    103,327       79,510

Other (expense), net                                  (34,294)     (24,329)

  Income before income taxes                           69,033       55,181

Provision for income taxes                                  0            0
                                                   -----------------------
  Net Income                                       $   69,033   $   55,181
                                                   =======================
Net income per share - basic (Note B)              $     0.01   $     0.01
                                                   =======================
Net income per share - assuming dilution (Note B)  $     0.01   $     0.01
                                                   =======================


See notes to consolidated financial statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Three Months Ended
                                                              December 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Cash flows from operating activities:
  Net income provided                                     $ 69,033    $ 55,181
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                          214,195     188,660
    Changes in assets and liabilities:
      Accounts and other receivables                       176,331     212,122
      Prepaid expenses and other current assets             10,027      28,850
      Inventory                                           (242,467)   (324,518)
      Accounts payable and accrued expenses               (143,160)   (345,842)
                                                          --------------------
      Net cash used by operating activities                 83,959    (185,547)
                                                          --------------------
Cash flows from investing activities:
  Purchase of property and equipment                       (29,939)    (63,513)
  Other Assets                                               5,345      37,926
  CPI purchase, net of cash                                      -    (395,480)
  Proceeds from (deposits to) short-term investments       (10,401)    474,265
                                                          --------------------
      Net cash provided (used) by investing activities     (34,995)     53,198
                                                          --------------------
Cash flows from financing activities:
  Repayments of notes payable                             (198,983)
  Repayments of long-term debt, net                        (71,702)    (87,082)
  Proceeds from additional paid in capital                 112,500      10,500
                                                          --------------------
      Net cash provided (used) by financing activities    (158,185)    (76,582)
                                                          --------------------
      Net decrease in cash and cash equivalents           (109,221)   (208,931)

Cash and equivalents at beginning of year                  294,086     756,919
                                                          --------------------
  Cash and cash equivalents at end of period              $184,865    $547,988
                                                          ====================


See notes to consolidated financial statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 26, 1997.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month period ended December 31, 1997. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B - NET INCOME PER SHARE

      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128.

      The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                                     Three months ended
                                        December 31,
                                   ----------------------
                                      1997         1996
                                   ---------    ---------

Basic shares                       7,791,066    7,623,933

Effect of dilutive securities
 -options and warrants                41,477       92,638
                                   ----------------------
Dilutive shares                    7,832,543    7,716,571
                                   ----------------------

      Options and warrants to purchase 3,844,107 and 3,699,307 shares of common stock at prices ranging from $2.19 through $8.00 and $2.50 through $8.00 were outstanding during the three month period ended December 31, 1997 and December 31, 1996 respectively. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options and warrants expire at various dates from 1997 through 2001.

NOTE C - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1997 or fiscal 1998 due to the availability of net operating loss carryforwards.


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

Overview

      The Company historically has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. In the past three years the Company has focused its expansion efforts on synergistic acquisitions of companies, product lines and assets. The Company and its subsidiaries offer approximately 110 different test kits that have been cleared by the United States Food and Drug Administration ("FDA"). Several additional test kits are sold in foreign markets.

Results of Operations

      The Three Month Period Ended December 31, 1997 Compared to the Three Month Period Ended December 31, 1996

      Revenues decreased to approximately $2,844,000 from approximately $3,155,000 (10%), primarily as a result of decreased sales from the Company's Reagents Applications, Inc. ("RAI") subsidiary, and decreased contract manufacturing sales to Carter-Wallace.

      Cost of product sales decreased to approximately $1,578,000 from approximately $1,940,000 (19%), and decreased as a percentage of product sales to 55% from 61% primarily due to a decrease in lower gross margin Carter-Wallace and RAI sales and improved manufacturing efficiency at the Waltham plant.

      Research and development expenses increased to approximately $279,000 from approximately $214,000 (30%), primarily due to increased personnel costs in support of the Company's program to develop and complete studies related to FDA 510(k) submissions. During the three month period ending December 31, 1997, the Company received FDA clearance to market three new products, Virgo(R) ANCA Screen, Virgo(R) cANCA, and Virgo(R) pANCA which are used to aid in the diagnosis of patients with Wegener's disease. Wegener's disease is a systemic vasculitis characterized by lesions in the upper and lower respiratory tract and kidney which is often misdiagnosed.

      Selling, general and administrative ("SG&A) expenses decreased to approximately $883,000 from approximately $921,000 (4%), primarily due to lower personnel costs.

      Net other expense increased to approximately $34,000 from approximately $24,000 due to a increased translation loss between the Company and its subsidiary Hemagen Diagnosticos Comercio Importacacao e Exportacao Ltd., a Brazilian limited liability company.

      Net income increased to approximately $69,000 from $55,000 primarily due to the reduction in cost of product sales, and selling, general and administration costs. This was partially offset by an increase in research and development costs and lower product sales.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations and private placements completed in September 1995, and March 1996.

      On January 13, 1998 the Company announced that it has signed a letter of intent to acquire the Analyst instrument business from Dade Behring Inc.
 The Analyst is a versatile bench top clinical chemistry analyzer that the Company believes is well positioned for the point of care market, which includes both the physician office laboratory and the veterinary office laboratory. The machine is easy to use, very reliable and can provide results of a panel of clinical chemistries in ten minutes. The proprietary technology used to produce the reagent rotor provides the Analyst with a cost effective, highly accurate consumable.

      The consummation of the acquisition is subject to Hemagen's completing its due diligence investigation of the Analyst business, the financing of the acquisition and the negotiation and execution of a definitive written agreement with Dade Behring.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corp. (formerly known as Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note which was paid on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retro viruses and as a raw material by manufacturers of clinical diagnostic test kits. The product mix includes enzyme oligonucleotide assays, ELISA assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. The Company believes this acquisition has allowed for better control of manufacturing costs, and has enhanced the Company's research programs.

      At December 31, 1997, the Company's working capital was approximately $6,420,000 compared to working capital of approximately $6,157,000 at September 30, 1997. This increase was principally due to Company's operating gain in the quarter and the issuance of approximately $112,000 worth of common stock upon the exercise of outstanding warrants.

      Inventory balances increased from approximately $3,954,000 on September 30, 1997 to approximately $4,196,000 on December 31, 1997 in support of an anticipated increase in product sales.

      At February 1, 1998 the Company had capital finance arrangements with a company totaling approximately $420,000. The Company is required to pay an average of $34,000 per month in the aggregate (including interest) under these arrangements during fiscal 1997. The arrangements run through fiscal 1998.

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

      b) Reports on Form 8-K.

         None.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       Hemagen Diagnostics, Inc.
                                       ----------------------------
                                       (Registrant)


February 11, 1998                      /s/ Carl Franzblau
-----------------                      ----------------------------
                                       (Signature)
                                       Carl Franzblau
                                       Chief Executive Officer


February 11, 1998                      /s/ William Franzblau
-----------------                      ----------------------------
                                       (Signature)
                                       William Franzblau
                                       Chief Financial Officer