Form 10QSB
period 1998-03-31
HEMAGEN DIAGNOSTICS INC
filed 1998-05-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998      Commission File
                                                   number 1-11700


                          HEMAGEN DIAGNOSTICS, INC.
                   ---------------------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)


              Delaware                               04-2869857
       -----------------------                 ----------------------
       (State of Organization)                    (I.R.S. Employer
                                               Identification Number)


             34-40 Bear Hill Road, Waltham, Massachusetts 02154
             --------------------------------------------------
             (Address of principal executive offices, Zip Code)


                               (781) 890-3766
              ------------------------------------------------
              (Issuer's telephone number, including area code)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

      As of March 31, 1998, the issuer had 7,851,890 shares of Common Stock, $.01 par value per share outstanding.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                 -----------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets;                        2
                  March 31, 1998 and
                  September 30, 1997

                  Consolidated Statements                             4
                  of Operations; three months and six months ended March 31, 1998 and 1997

                  Consolidated Statements                             5
                  of Cash Flows; six months
                  ended March 31, 1998 and 1997

                  Notes to Consolidated                               6
                  Financial Statements

         Item 2.  Management's Discussion and                         8
                  Analysis of Financial
                  Condition and Results of
                  Operations


PART II.  OTHER INFORMATION

         Item 5.  Other Information.                                 13

         Item 6.  Exhibits and Reports on Form 8-K.                  13



PART I   -  Financial Information

Item 1.     Financial Statements
            --------------------

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------

                                                            March 31,     September 30,
                                                              1998            1997
                                                           -----------    -------------

Current Assets:
  Cash and cash equivalents                                $   901,085     $   294,086
  Restricted cash (Note C)                                     465,200               -
  Short-term investments                                             -         730,827
  Accounts and other receivables, less allowance for
   doubtful accounts of $49,660 at March and $55,500 at
  September                                                  1,821,542       2,288,793
  Inventories                                                4,805,094       3,953,601
  Prepaid expenses and other current assets                    247,349         221,646
                                                           ---------------------------
      Total current assets                                   8,240,270       7,488,953

Property and Equipment:
  Fixed assets                                               4,787,813       4,728,344
  Less accumulated depreciation                              2,533,169       2,182,874
                                                           ---------------------------
                                                             2,254,644       2,545,470

Other assets                                                 1,482,493       1,512,227
                                                           ---------------------------
                                                           $11,977,407     $11,546,650
                                                           ===========================


               See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                            March 31,     September 30,
                                                              1998            1997
                                                           -----------    -------------

Current Liabilities:
  Accounts payable and accrued expenses                    $   885,375     $   785,135
  Customer deposits                                            478,381
  Notes payables                                                     -         198,983
  Current portion of long-term debt                            375,282         347,388
                                                           ---------------------------
      Total current liabilities                              1,739,038       1,331,506
                                                           ---------------------------
Long-term debt, less current portion                                 -         189,281
                                                           ---------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000
   shares authorized; none issued                                   --              --
  Common stock, $.01 par value - 30,000,000
   shares authorized; issued and outstanding:
   7,851,890 at March and 7,776,890 at September                78,519          77,769
  Additional paid-in capital                                13,440,946      13,329,197
  Accumulated deficit                                       (3,275,096)     (3,375,103)
                                                           ---------------------------
                                                            10,244,369      10,031,863
  Receivable from stockholder                                   (6,000)         (6,000)
                                                           ---------------------------
                                                            10,238,369      10,025,863
                                                           ---------------------------
                                                           $11,977,407     $11,546,650
                                                           ===========================


               See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended           Six Months Ended
                                                            March 31,                   March 31,
                                                     ------------------------    ------------------------
                                                        1998          1997          1998          1997
                                                        ----          ----          ----          ----

Revenues:
  Product sales                                      $2,740,397    $3,027,431    $5,584,164    $6,181,991
Costs and expenses:
  Cost of product sales                               1,531,790     1,861,085     3,109,441     3,800,721
  Research and development                              272,459       248,145       551,749       462,261
  Selling, general and administrative                   907,269       858,794     1,790,768     1,780,092
                                                     ----------------------------------------------------
                                                      2,711,518     2,968,024     5,451,958     6,043,074
                                                     ----------------------------------------------------
  Operating Income                                       28,879        59,407       132,206       138,917

Other income (expenses), net                              2,095       (13,136)      (32,199)      (37,465)
                                                     ----------------------------------------------------
  Income before income taxes                             30,974        46,271       100,007       101,452
Provision for income taxes                                   --            --            --            --
                                                     ----------------------------------------------------
      Net income                                     $   30,974    $   46,271    $  100,007    $  101,452
                                                     ====================================================
Net income per share - basic (Note B)                $    0.004    $     0.01    $     0.01    $     0.01
                                                     ====================================================
Net income per share - assuming dilution (Note B)    $    0.004    $     0.01    $     0.01    $     0.01
                                                     ====================================================


               See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                 Six Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1998         1997
                                                                ----         ----

Cash flows from operating activities:
  Net income                                                  $ 100,007    $ 101,452
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization                               404,810      338,001
    Changes in assets and liabilities net of effect of
     business acquisition:
      Restricted cash                                          (465,200)           -
      Accounts and other receivables                            467,251      143,194
      Prepaid expenses and other current assets                 (25,704)     (47,010)
      Inventories                                              (851,493)    (377,860)
      Customer deposits                                         478,381            -
      Accounts payable and accrued expenses                     100,240     (566,496)
                                                              ----------------------
      Net cash provided (used) by operating activities          208,292     (408,719)
                                                              ----------------------

Cash flows from investing activities:
  Purchase of property and equipment                            (59,469)    (100,734)
  Other assets                                                  (24,781)      67,473
  CPI purchase, net of cash                                           -     (395,480)
  Proceeds from short-term investments, net                     730,827      649,556
                                                              ----------------------
      Net cash provided by investing activities                 646,577      220,815
                                                              ----------------------

Cash flows from financing activities:
  Proceeds from payments of long-term
   debt, net                                                   (161,387)    (198,657)
  Repayment of note payable                                    (198,983)           -
  Proceeds from issuances of common stock                       112,500       98,000
                                                              ----------------------
      Net cash used by financing activities                    (247,870)    (100,657)
                                                              ----------------------
      Net increase (decrease) in cash and cash equivalents      606,999     (288,561)

Cash and cash equivalents at beginning of year                  294,086      756,919
                                                              ----------------------
Cash and cash equivalents at end of period                    $ 901,085    $ 468,358
                                                              ======================


               See Notes to Consolidated Financial Statements.


                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 29, 1997.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month and six month period ended March 31, 1998. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

      The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for basic and diluted computations.


                                   Three months ended         Six months ended
                                       March 31,                 March 31,
                                 ----------------------    ----------------------
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----

Basic shares                     7,851,890    7,642,446    7,821,066    7,633,088

Effect of dilutive securities
 - options and warrants              5,638       91,663       20,554       93,872

Dilutive shares                  7,857,528    7,734,109    7,841,620    7,726,960


      Options and warrants to purchase 3,694,448 and 3,591,948 shares of common stock at prices ranging from $1.75 through $5.00 and $2.00 through $5.00 were outstanding during the three and six month periods ended March 31, 1998 respectively. Options and warrants to purchase 3,699,307 shares of common stock at prices ranging from $2.50 through $8.00 were outstanding during both the three and six month periods ended March 31, 1997. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options and warrants expire at various dates from 1997 through 2001.

NOTE C - RESTRICTED CASH

      A customer deposit of $560,900 was made during the three month period ended March 31, 1998. This deposit was placed in an escrow account and is released as a partial payment for shipments to the customer. The restricted balance in the escrow account as of March 31, 1998 was $465,200.

NOTE D - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1997 or fiscal 1998 due to the availability of net operating loss carryforwards.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section contains certain forward-looking statements that are subject to risks and uncertainties including, but not limited to those risks set forth in the section entitled "Risk Factors" in the Prospectuses contained in the Company's Registration Statements on Form S-3, Commission File Nos. 33-80009 and 333-6147 (which sections are hereby incorporated by reference herein). These risks and uncertainties could cause the registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on these statements.

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

Results of Operations

The Three Month Period Ended March 31, 1998 Compared to the Three Month Period Ended March 31, 1997

      Revenues decreased to approximately $2,740,000 from approximately $3,027,000 (9%), primarily as a result of a significant decrease in contract manufacturing sales to Carter Wallace and a slight decrease in sales at the Company's San Diego, CA operation. These decreases were partially offset by increases in sales at all of the Company's other operations.

      Cost of product sales decreased to approximately $1,532,000 from approximately $1,861,000 (18%), due to the decrease in sales. Cost of products sales as a percentage of sales decreased to 56% from 61% due to a decrease in lower gross margin Carter Wallace sales and improved manufacturing efficiency at the Waltham plant.

      Research and development expenses increased to approximately $272,000 from approximately $248,000 (10%), primarily due to increased personnel costs in support of the Company's program to develop and complete several research projects including developing tests for inducible nitric oxide synthase ("iNOS"), an early marker for septic shock, and tests for both bovine and human tuberculosis ("TB"). Both the iNOS and TB tests are being developed in both Elisa and rapid point of care device formats. These tests are in addition to the Company's continuing efforts to develop several new products to complement its existing autoimmune and infectious disease product lines.

      Selling, general and administrative ("SG&A") expenses increased to approximately $907,000 from approximately $859,000 (6%), primarily due to increased sales and marketing payroll expense, and advertising expense. The Company is presently adding an outside sales force to cover the United States and European markets in order to increase its sales. Additionally, the Company has begun a significant advertising campaign to launch the products that were cleared for sale by the FDA during the prior fiscal year.

      Other income, net was changed to a net income of approximately$2,000 representing an increase of approximately $15.000 from a net expense of approximately $13,000. This change was due to a decrease in interest expense resulting from a reduction in long term debt.

      Net income was approximately $31,000 compared to $46,000, primarily due to lower sales, and higher research and development and SG&A expenses. This was partially offset by lower cost of sales.

The Six Month Period Ended March 31, 1998 Compared to the Six Month Period Ended March 31, 1997

      Revenues decreased to approximately $5,584,000 from approximately $6,182,000 (10%), primarily as a result of a significant decrease in contract manufacturing sales to Carter Wallace and a slight decrease in sales at the Company's San Diego, CA operation. These decreases were partially offset by increases in sales at all of the Company's other operations.

      Cost of product sales decreased to approximately $3,109,000 from approximately $3,801,000 (18%) due to the decrease in sales, and decreased as a percentage of sales to 56% from 61% primarily due to a decrease in lower gross margin Carter-Wallace sales and improved efficiency at the Waltham plant.

      Research and development expenses increased to approximately $552,000 from approximately $462,000 (19%), primarily due to increased personnel costs in support of the Company's program to develop and complete several research projects including developing tests for inducible nitric oxide synthase ("iNOS"), an early marker for septic shock, and tests for both bovine and human tuberculosis ("TB"). Both the iNOS and TB tests are being developed in both Elisa and rapid point of care device formats. These tests are in addition to the Company's continuing efforts to develop several new products to complement its existing autoimmune and infectious disease product lines. During the six month period ended March 31, 1998, the Company received FDA clearance to market three new products, Virgo ANCA Screen, Virgo cANCA, and Virgo pANCA which are used to aid in the diagnosis of patients with Wegener's disease. Wegener's disease is an autoimmune disease characterized by lesions in the upper and lower respiratory tract and kidney which is often misdiagnosed.

      Selling, general and administrative expenses increased to approximately $1,791,000 from approximately $1,780,000 (1%), primarily due to increased advertising expenses. This was partially offset by lower public relations expenses. The Company is presently adding an outside sales force to cover the United States and European markets in order to increase its sales. Additionally, the Company has begun a significant advertising campaign to launch the products that were cleared for sale by the FDA during the prior fiscal year.

      Other expense, net decreased to approximately $32,000 from approximately $37,000 due to a decrease in interest expense resulting from a reduction in long term debt.

      Net income was approximately $100,000 compared to $101,000, primarily due to lower sales, and higher research and development and SG&A expenses. This was partially offset by lower cost of sales.


Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations and private placements completed in September 1995, and March 1996.

      On January 13, 1998 the Company announced that is has signed a letter of intent to acquire the Analyst instrument business from Dade Behring Inc. The Analyst is a versatile bench top clinical chemistry analyzer that the Company believes is well positioned for the point of care market, which includes both the physician office laboratory and the veterinary office laboratory. The machine is easy to use, very reliable and can provide results of a panel of clinical chemistries in ten minutes. The proprietary technology used to produce the reagent rotor provides the Analyst with a cost effective, highly accurate consumable.

      The consummation of the acquisition is subject to Hemagen's completing its due diligence investigation of the Analyst business, the financing of the acquisition and the negotiation and execution of a definitive written agreement with Dade Behring. The Company presently anticipates completing the transaction on or about June 30, 1998.

      At March 31, 1998, the Company's working capital was approximately $6,501,000 compared to working capital of approximately $6,157,000 at September 30, 1997. Cash and cash equivalents increased by approximately $607,000 for the six months ended March 31, 1998. This increase was a result of net cash provided by operating activities amounting to approximately $208,000 and $647,000 respectively, offset by net cash used by financing activities of approximately $248,000.

      Inventory balances increased from approximately $3,954,000 on September 30, 1997 to approximately $4,805,000 on March 31, 1998, in support of an anticipated increase in product sales due to the increased marketing efforts. As of March 31, 1998 the Company had approximately $2,110,000 sales on order, the vast majority of which are for delivery during the quarter ending June 30, 1998. This is the highest level of open orders in the Company's history. The Company is currently commencing a corporate wide review of inventory levels to determine the proper levels of its inventories.

      At May 1, 1998 the Company had a capital finance arrangement with a company totaling approximately $345,000. The Company is required to pay an average of $34,000 per month in the aggregate (including interest) under this arrangement during fiscal 1998. The arrangement ends during fiscal 1999.

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

            Reports on Form 8-K.

            None.



                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       Hemagen Diagnostics, Inc.
                                       -------------------------------
                                       (Registrant)



May 13, 1998                           /s/ Carl Franzblau
--------------------                   --------------------------
                                       (Signature)
                                       Carl Franzblau
                                       Chief Executive Officer


May 13, 1998                           /s/ William Franzblau
--------------------                   --------------------------
                                       (Signature)
                                       William Franzblau
                                       Chief Financial Officer