Form 10QSB
period 1998-06-30
HEMAGEN DIAGNOSTICS INC
filed 1998-08-12
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998     Commission File number 1-11700


                           HEMAGEN DIAGNOSTICS, INC.
                    (Exact name of Small Business Issuer as
                           Specified in its Charter)


               Delaware                               04-2869857
        (State of Organization)         (I.R.S. Employer Identification Number)


               34-40 Bear Hill Road, Waltham, Massachusetts 02451
               (Address of principal executive offices, Zip Code)


                                 (781) 890-3766
                (Issuer's telephone number, including area code)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No  [ ]

      As of June 30, 1998, the issuer had 7,851,890 shares of Common Stock, $.01 par value per share outstanding.


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     INDEX



PART I.   FINANCIAL INFORMATION                                          PAGE NUMBER
                                                                         -----------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets; June 30, 1998 and
                   September 30, 1997                                         2

                   Consolidated Statements of Operations; three
                   months and nine months ended June 30, 1998 and 1997        4

                   Consolidated of Cash Flows; nine months ended
                   June 30, 1998 and 1997                                     5

                   Notes to Consolidated Financial Statements                 6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

          Item 5.  Other Information.                                        13

          Item 6.  Exhibits and Reports on Form 8-K.                         13


PART I -   Financial Information

Item 1.    Financial Statements

                  HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                    ASSETS


                                                                    June 30,      September 30,
                                                                      1998            1997
                                                                   -----------    ------------

Current Assets:
  Cash and cash equivalents                                        $   920,639    $   294,086
  Restricted cash (Note C)                                              96,050             --
  Short-term investments                                                    --        730,827
  Accounts and other receivables, less allowance for doubtful
   accounts of $42,000 at June and $55,500 at September              1,931,676      2,288,793
  Inventories                                                        4,750,994      3,953,601
  Prepaid expenses and other current assets                            242,379        221,646
                                                                   --------------------------
      Total current assets                                           7,941,738      7,488,953


Property and Equipment:
  Fixed assets                                                       4,964,578      4,728,344
  Less accumulated depreciation                                      2,705,244      2,182,874
                                                                   --------------------------
                                                                     2,259,334      2,545,470

Other assets                                                         1,478,283      1,512,227
                                                                   --------------------------
                                                                   $11,679,355    $11,546,650
                                                                   ==========================


See Notes to Consolidated Financial Statements.


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           June 30,      September 30,
                                                             1998            1997
                                                          -----------    -------------

Current Liabilities:
  Accounts payable and accrued expenses                   $   772,549     $   785,135
  Customer deposits                                           109,410              --
  Note payable                                                     --         198,983
  Current portion of long-term debt                           282,680         347,388
                                                          ---------------------------
      Total current liabilities                             1,164,639       1,331,506
                                                          ---------------------------


Long-term debt, less current portion                               --         189,281
                                                          ---------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000 shares
   authorized; none issued                                         --              --
  Common stock, $.01 par value - 30,000,000 shares
   authorized; issued and outstanding: 7,851,890 at
   June and 7,776,890 at September                             78,519          77,769
  Additional paid-in capital                               13,440,946      13,329,197
  Accumulated deficit                                      (2,998,749)     (3,375,103)
                                                          ---------------------------
                                                           10,520,716      10,031,863
  Receivable from stockholder                                  (6,000)         (6,000)
                                                          ---------------------------
                                                           10,514,716      10,025,863
                                                          ---------------------------
                                                          $11,679,355     $11,546,650
                                                          ===========================


See Notes to Consolidated Financial Statements.


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended          Nine Months Ended
                                                              June 30,                    June 30,
                                                      ------------------------    ------------------------
                                                         1998          1997          1998          1997
                                                      ----------    ----------    ----------    ----------

Revenues:
  Product sales                                       $3,453,112    $3,253,751    $9,037,276    $9,435,742

Costs and expenses:
  Cost of product sales                                2,002,234     1,880,163     5,111,675     5,680,884
  Research and development                               251,142       267,163       802,891       729,424
  Selling, general and administrative                    935,619       965,650     2,726,387     2,745,742
                                                      ----------------------------------------------------
                                                       3,188,995     3,112,976     8,640,953     9,156,050
                                                      ----------------------------------------------------

  Operating Income                                       264,117       140,775       396,323       279,692

Other income (expenses), net                              12,230       (21,845)      (19,969)      (59,310)
                                                      ----------------------------------------------------

  Income before income taxes                             276,347       118,930       376,354       220,382
Provision for income taxes (Note D)                           --            --            --            --
                                                      ----------------------------------------------------

  Net income                                          $  276,347    $  118,930    $  376,354    $  220,382
                                                      ----------------------------------------------------

Net income per share - basic (Note B)                 $     0.04    $     0.02    $     0.05    $     0.03
                                                      ----------------------------------------------------

Net income per share - assuming dilution (Note B)     $     0.04    $     0.02    $     0.05    $     0.03
                                                      ----------------------------------------------------


See Notes to Consolidated Financial Statements.


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Nine Months Ended
                                                                            June 30,
                                                                    -----------------------
                                                                      1998          1997
                                                                    ---------     ---------

Cash flows from operating activities:
  Net income                                                        $ 376,354     $ 220,382
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                     604,146       541,410
    Changes in assets and liabilities net of effect of business acquisition in 1997:
      Restricted cash                                                 (96,050)
      Accounts and other receivables                                  357,117       (66,450)
      Prepaid expenses and other current assets                       (27,968)      (13,687)
      Inventories                                                    (797,394)     (567,836)
      Customer deposits                                               109,410
      Accounts payable and accrued expenses                             2,574      (824,311)
                                                                    -----------------------

      Net cash provided (used) by operating activities                528,189      (710,492)
                                                                    -----------------------

Cash flows from investing activities:
  Purchase of property and equipment                                 (236,235)     (127,054)
  Other assets                                                        (40,592)       79,132
  CPI purchase, net of cash                                                --      (395,480)
  Proceeds from short-term investments, net                           730,827       639,991
                                                                    -----------------------

      Net cash provided by investing activities                       454,000       196,589
                                                                    -----------------------

Cash flows from financing activities:
  Payments of long-term debt, net                                    (269,153)     (302,858)
  Repayment of note payable                                          (198,983)           --
  Proceeds from issuances of common stock                             112,500       198,000
                                                                    -----------------------

      Net cash used by financing activities                          (355,636)     (104,858)
                                                                    -----------------------

      Net increase (decrease) in cash and cash equivalents            626,553      (618,761)

Cash and cash equivalents at beginning of year                        294,086       756,919
                                                                    -----------------------

Cash and cash equivalents at end of period                          $ 920,639     $  138,158
                                                                    -----------------------


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

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month and nine month periods ended June 30, 1998. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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


                                       Three months ended        Nine months ended
                                            June 30,                  June 30,
                                     ----------------------    ----------------------
                                       1998         1997         1998         1997
                                     ---------    ---------    ---------    ---------

Basic shares                         7,851,890    7,677,989    7,831,341    7,648,993

Effect of dilutive securities
 - options and warrants                 17,181       33,442       22,049       72,328

Dilutive shares                      7,869,071    7,711,431    7,853,390    7,721,321

      In addition to the dilutive securities included in the calculation above, options and warrants to purchase 3,640,173 shares of common stock at prices ranging from $1.75 through $5.00 were outstanding during the three and nine month periods ended June 30, 1998. Options and warrants to purchase 3,699,307 and 3,935,408 shares of common stock at prices ranging from $2.50 through $8.00 and $2.00 through $8.00 were outstanding during both the three and nine month periods ended June 30, 1997 respectively. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options and warrants expire at various dates from 1997 through 2001.

NOTE C - RESTRICTED CASH

      A customer deposit of $560,900 was made during the three month period ended March 31, 1998. This deposit was placed in an escrow account and is released as shipments are made to the customer. The restricted balance in the escrow account as of June 30, 1998 was $96,050.

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

Results of Operations

The Three Month Period Ended June 30, 1998 Compared to the Three Month Period
 Ended June 30, 1997

      Revenues for the three month period ending June 30, 1998 increased to approximately $3,453,000 from approximately $3,254,000 (6%) for the same period ending June 30,1997. This increase was realized despite a significant decrease in revenues from the Company's Carter Wallace manufacturing contract when compared to the same quarter the previous year. Excluding the Carter Wallace revenues, product sales from Hemagen's own products increased approximately
12% for the period compared to same period last year. The increase is largely due to increases in sales of blood banking products and increases in sales from the Company's San Diego, CA (RAICHEM) and Brazil operations. Sales at RAICHEM have increased significantly during the three month period ending
June 30, 1998 due primarily to increased sales in Latin America, Russia and the Far East. The increases in Brazil are due in a large part to substantial increases in sales of the Virgo product line produced in the Company's
Maryland and Massachusetts facilities.

      Cost of product sales increased to approximately $2,002,000 from approximately $1,880,000 (6%), due to the increase in sales. Cost of products sales as a percentage of sales were 58% during both periods.

      Research and development expenses decreased to approximately $251,000 from approximately $267,000 (6%), primarily due to a decrease in personnel costs allocated to research and development.

      The Company is currently working to complete several research and development programs including:

Ferritin: An addition to RAICHEM's line of Specific Protein Immunoassay kits (SPIAs) to measure iron deficiencies related to anemia and iron overload related to several types of liver disease.

Measles IgG and IgM and Herpes I & II: To complement the Company's existing line of ELISA assays to diagnose infectious diseases.

Anti Thyroglobulin (Anti TG) and Anti Thyroid Peroxidase (Anti TPO): ELISA formatted kits used to diagnose Hashimato's Thyroditis and Grave's disease. Both are automimmune related diseases affecting thyroid function.

Anti Beta 2 Glycoprotein 1 (Apolipoprotein H): A series of ELISA tests to complement the Company's Cardiolipin kits as an important measure of cardiovascular health.

Cardiolipin kit: A new generation Cardiolipin ELISA kit which will add calibrators and liquid stable ready to use conjugate which will make the present kit more sensitive and easier to use.

Inducible nitric oxide synthase (iNOS): An early marker for septic shock being developed in both ELISA and rapid point of care device formats.

Tests for both bovine and human tuberculosis ("TB"): The TB tests are being developed in both ELISA and rapid point of care device formats.

      Selling, general and administrative ("SG&A") expenses decreased to approximately $936,000 from approximately $966,000 (3%), primarily due to a decrease in payroll and personnel costs. Since inception the Company has used telemarketing and sales literature as its primary selling tools. In May, 1998 the Company hired its first outside sales force to enhance sales and marketing in the United States and Europe. The Company believes this additional selling resource will increase the Company's sales and market share.

      Other income and expense changed to approximately $12,000 of income, net for the three months ended June 30, 1998, representing an increase of approximately $34,000 from a net expense of approximately $22,000 for the three months ended June 30, 1997. This change was due to a decrease in interest expense resulting from a reduction in long term debt.

      Net income was approximately $276,000 compared to $119,000 (132%), primarily due to higher sales, and lower R&D and SG&A expenses.

The Nine Month Period Ended June 30, 1998 Compared to the Nine Month Period Ended June 30, 1997

      Revenues decreased to approximately $9,037,000 from approximately $9,436,000 (4%). This decrease can be primarily attributed to an approximate $742,000 decrease in contract manufacturing sales to Carter Wallace when compared to revenues from Carter Wallace for the same period for the prior fiscal year, offset in part by an increase in sales by other products offered by the Company. Hemagen is not involved in the sale of the Carter Wallace products to the end-user and therefore does not control the sales volume of these products. Excluding the Carter Wallace contract revenues, revenues from Hemagen's own products for the nine month period ended June 30, 1998 increased approximately 4% when compared to revenues for Hemagen's products from the equivalent period during the previous fiscal year. This sales increase was the result of an approximately $502,000 increase for the Hemagen/Virgo product lines produced at the Company's Massachusetts and Maryland sites, and an approximately $205,000 increase of Hemagen/Virgo products by Hemagen's Brazilian operation. These increases were partially offset by decreases at the Company's RAICHEM and Buffalo, NY operations. Although sales are slightly down at RAICHEM for the nine month period, sales at RAICHEM have increased significantly during the three months ending June 30, 1998 due primarily to increased sales in Latin America, Russia and the Far East.

      Cost of product sales decreased to approximately $5,112,000 from approximately $5,681,000 (10%) due in part to the decrease in sales, and in part due to an increase in gross profit margins from 40% to 43%. This increase in gross profit margins is due to increased sales of Hemagen's Virgo and blood banking lines and the decreased sales to Carter Wallace whose revenues represent significantly lower gross profit margins for Hemagen.

      Research and development expenses increased to approximately $803,000 from approximately $729,000 (10%), primarily due to increased personnel costs in support of the Company's program to develop and complete several research projects outlined in the discussion of the three month period ended June 30, 1998.

      During the nine month period ended June 30, 1998, the Company received FDA clearance to market three new products, Virgo ANCA Screen, Virgo cANCA, and Virgo pANCA which are used to aid in the diagnosis of patients with Wegener's disease. Wegener's disease is an autoimmune disease characterized by lesions in the upper and lower respiratory tract and kidney which is often misdiagnosed.

      Selling, general and administrative expenses decreased to approximately $2,726,000 from approximately $2,746,000 (1%), primarily due to lower public relations expenses. This was partially offset by increased advertising expenses. The Company has added an outside sales force to cover the United States and European markets in order to increase its sales. Additionally, the Company is conducting a significant advertising campaign to launch the products that were cleared for sale by the FDA during the prior fiscal year.

      Other expense, net decreased to approximately $20,000 from approximately $59,000 due to a decrease in interest expense resulting from a reduction in long term debt.

      Net income was approximately $376,000 compared to $220,000 (71%), primarily due to lower cost of sales, which was partially offset by higher research and development.


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

      The consummation of the acquisition is subject to Hemagen's completing its due diligence investigation of the Analyst business, the financing of the acquisition and the negotiation and execution of a definitive written agreement with Dade Behring. The Company presently anticipates completing the transaction on or about August 31, 1998. The Company anticipates financing the acquisition with line of credit which has been committed by a major international bank based in Boston, MA.

      At June 30, 1998, the Company's working capital was approximately $6,777,000 compared to working capital of approximately $6,157,000 at September 30, 1997. Cash and cash equivalents increased by approximately $627,000 for the nine months ended June 30, 1998. This increase was a result of net cash provided by operating and investing activities amounting to approximately $528,000 and $454,000 respectively, offset by net cash used by financing activities of approximately $356,000.

      Inventory balances increased from approximately $3,954,000 on September 30, 1997 to approximately $4,751,000 on June 30, 1998, in support of an anticipated increase in product sales due to the increased marketing efforts. The Company has begun a review of inventory levels to systematically set them at appropriate levels.

      At August 1, 1998 the Company had a capital finance arrangement with a company totaling approximately $273,000. The Company is required to pay an average of $34,000 per month in the aggregate (including interest) under this arrangement during fiscal 1998. The arrangement ends during fiscal 1999. The Company anticipates pre-paying this debt using the line of credit mentioned above.

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



Hemagen Diagnostics, Inc.
(Registrant)



August 12, 1998                        /s/ Carl Franzblau
-----------------------------          -----------------------------
                                       Carl Franzblau
                                       Chief Executive Officer


August 12, 1998                        /s/ William Franzblau
-----------------------------          -----------------------------
                                       William Franzblau
                                       Chief Financial Officer


                                 EXHIBIT INDEX


Exhibit
  No.        Title
-------      -----

  11         Statement of Computation of per share net income.