Form 10KSB
period 1998-09-30
HEMAGEN DIAGNOSTICS INC
filed 1998-12-24
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of

                     the Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1998
                       Commission file number 1-11700

                          HEMAGEN DIAGNOSTICS, INC.
           (Exact name of registrant as specified in its charter)

                 Delaware                             04-2869857
       (State or other jurisdiction                (I.R.S. employer
      of incorporation or organization)           identification No.)

34-40 Bear Hill Road, Waltham, Massachusetts             02451
  (Address of principal executive offices)             (Zip Code)

                               (781) 890-3766
            (Registrant's telephone number, including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The registrant had revenues of $12,327,352 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 14, 1998 was $5,260,377. As of December 14, 1998, 7,851,890 shares of Common Stock, $.01 par value per share and 2,695,255 of registered Common Stock Warrants, were outstanding.

      Certain items of Part III of this Form 10-KSB incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1999 Annual Meeting of Stockholders.

      This report contains certain forward-looking statements that are subject to risks and uncertainties, including but not limited to those discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Prospectus contained in the Company's Registration Statements on Form S-3, File Nos. 333-6147 and 33-80009 (which section is hereby incorporated by reference herein). These risks and uncertainties may cause the Company's actual results in future periods to differ materially from its historical results, and from any opinions or statements expressed in forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the registrant cautions readers not to place undue reliance on these statements.

Item 1.  Business.

General

      Hemagen Diagnostics, Inc. (the "Company") develops, manufactures and markets proprietary medical diagnostic test kits, or "assays," used to aid in the diagnosis of autoimmune and infectious diseases, in general health assessment and for research purposes. The Company also develops, manufactures and markets materials for the manufacture of such diagnostic test kits. The Company generally focuses on markets which it believes offer significant growth potential. In addition to the internal development of products, the Company has sought to enter high growth markets via the acquisition of synergistic companies, products and assets.

      The Company's most recent acquisition was the September 1, 1998 acquisition of the Analyst automated clinical chemistry system (The "Analyst") from Dade Behring, Inc. ("Dade"). This acquisition positions the Company for growth in the $1.6 billion point of care market as well as the physician office laboratory and veterinary diagnostic markets. The Analyst is a patent protected, low cost, bench top clinical chemistry instrument and reagent system. It is the only general chemistry system to offer both profile and single test capability and it is cleared by the United States Food and Drug Administration ("FDA") for marketing in the United States.
The Company has signed a separate contract with Dade to continue to manufacture Analyst equipment and reagents for a period of one to three years. After this period Reagents Applications, Inc. ("RAI"), Hemagen's clinical chemistry unit will produce the reagents for the Analyst, while Hemagen's facility in Columbia, Maryland will assemble the unit's rotors and ship completed products.

      On November 1, 1996, the Company completed the purchase of substantially all the assets of Cellular Products, Inc., now known as 872 Main Street Corporation. 872 Main Street Corporation was operating under the provisions of Chapter 11 of the United States Bankruptcy Code. The Company continues to operate the facility located in Buffalo, New York through its wholly owned subsidiary, Cellular Products, Inc. ("CPI"). CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. CPI's principal focus is on infectious diseases, particularly retroviruses such as HIV and HTLV. Its products are used in the growth and testing of these viruses and as raw materials by manufacturers of clinical diagnostic assays for HIV and HTLV. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. CPI presently manufactures a significant amount of material for use in the Company's clinical diagnostic tests.

      On March 1, 1996, the Company acquired RAI from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold under the RAICHEM(R) label directly and through a network of over 30 distributors located in the United States and international markets. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. Certain of the reagents used for the Analyst are currently, and will continue to be manufactured by RAI. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

      In July 1995, the Company completed the acquisition of a line of diagnostic test kits using immunofluorescence, from Schiapparelli Biosystems, Inc. (The "VIRGO Acquisition"). These acquired assays are sold under the registered trademark VIRGO(R). VIRGO(R) kits are considered among the most reliable in the industry. Hemagen's VIRGO(R) kits are often used to confirm a diagnosis achieved by other methods.

      Prior to July 1995, the Company's products were based primarily on two diagnostic technologies, hemagglutination and enzyme-linked immunosorbence ("ELISA" or "EIA"). The Company owns a proprietary technique for preserving red blood cells, a key component of the Company's hemagglutination assays. This technology enables the Company to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provides quick and accurate results, requires no special laboratory equipment to perform and are more reliable than previously available hemagglutination assays. The extended shelf life and improvements in the consistency of these assays substantially eliminate limitations previously encountered in the use of hemagglutination assays.

      The Company offers approximately 135 test kits that have been cleared by the FDA for sale in the United States. The Company markets and sells its brand name products worldwide, directly through an international sales force and through national and international distributors and manufacturers' representatives. The Company markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd., a Brazilian limited liability company ("HDC"). In addition, the Company sells certain of its products on a private-label basis to multinational distributors of medical diagnostics.

      In December 1994 the Company entered into a five-year agreement (the "Carter-Wallace Agreement") with Carter-Wallace, Inc. ("Carter-Wallace") to manufacture approximately 14 diagnostic test kits for the Wampole division of Carter-Wallace. The test kits, which had previously been manufactured by Carter-Wallace, are used to aid in the diagnosis of diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. Carter-Wallace has agreed to purchase its requirements for these test kits from the Company during the term of the Agreement, subject to the Company maintaining certain quality standards. The test kits are sold by Carter-Wallace to clinical laboratories and physicians' office laboratories both domestically and abroad. This contract expires in December 1999. The Company is currently negotiating an extension of the Carter-Wallace Agreement.

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

Recent Developments

      Analyst Purchase

      On September 1, 1998 the Company purchased certain assets from Dade related to a product line sold under the registered tradename Analyst. The Analyst product line consists of both the Analyst bench top clinical chemistry system and all the related consumables which are used in that bench top system. The assets included accounts receivable, inventory, equipment, and certain intellectual property. The Company agreed to assume certain of Dade's liabilities including accounts payable, service contracts and warranty obligations. Pursuant to the purchase and the related agreements, Dade will continue to manufacture the products under a separate manufacturing agreement for a period of up to thirty-six months while the Company transitions the manufacturing operations to its facilities located in Columbia, Maryland and San Diego, California. With 90 days written notice to Dade, this agreement may be terminated without cause by the Company. The Company intends to have the instruments manufactured by Dade or some other suitable third party in the foreseeable future.

      Under the purchase agreement, at the closing, the Company paid $3,500,000 in cash and issued a subordinated non-interest bearing promissory note to Dade (the "Note") in the amount of $1,250,000. The Company agrees to pay Dade in full on or before September 1, 2000. The Note and the purchase price are subject to adjustment due to changes in working capital transferred at the close of the purchase agreement. The Company has also agreed to pay Dade a royalty on the sale of certain consumables for use with the Analyst instrument.

      The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries.

      The Analyst system uses a patent protected rotor based technology that is currently capable of producing results of up to 14 different clinical chemistry tests in under 10 minutes. The rotor contains dry prepackaged reagents in tablet form, which include tests such as cholesterol, triglycerides, glucose and total protein. The Analyst is sold in point of care settings such as physician office laboratories and veterinary office laboratories.

      R&D Antibodies Joint Venture

      In December, 1997, the Company entered into a Joint Venture with R & D Antibodies ("R & D"), a private biotechnology company located in California. R & D owns proprietary antibodies to the inducible form of the enzyme, nitric oxide synthase ("iNOS"). Using these antibodies, the joint venture is developing an early detection assay for signaling the onset of sepsis and septicemia primarily in patients who are in non-cardiac intensive care units throughout the world. The Company estimates a minimum of 300,000 deaths occur in the United States due to this disease annually.

      Distribution Agreements

      During the fiscal year ended September 30, 1998 the Company entered into several distribution agreements for distribution of its products in Greece, Italy, Korea, Mexico, the United Kingdom and the United States. Certain of these agreements include minimum purchases, however the Company cannot insure that these minimum purchase volumes will be attained.

Technology

      The presence and concentration of certain antibodies in the blood of an individual can assist physicians in the diagnosis of certain diseases. The Company's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner which, in the proper environment, is detectable either by the naked eye or with the aid of a laboratory technique which amplifies the reaction so that it is rendered visible. The Company's hemagglutination, ELISA and immunofluorescence
assays are three examples of such an amplification.   The Company's blood
chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles (in humans and animals), such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

      The Company relies upon proprietary or patent-protected technologies in the manufacture of its kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of the Company's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays. The Company has recently acquired an exclusive worldwide license to a patent protected rotor based technology for use in the Analyst.

      ELISA

      ELISA (or EIA) tests employ small plastic vessels (microfilter plates) coated with particular antigens. The test process involves introducing the patient's serum into the vessel to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the vessel. After the vessel is rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds are added which will cause a color change in the vessel, the intensity of which is proportionate to the quantity of the specific antibody bound. If no color is noted, this indicates that the patient's serum did not contain detectable quantities of the specific antibody.

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

      In contrast, if the particular antibody is present in the patient's blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear as a diffuse red, which indicates a positive reaction.

      Automated Clinical Chemistry  Instrument System

      The Analyst is a bench top centrifugal clinical chemistry analyzer. The Analyst uses as a consumable a small rotor which contains dry prepackaged reagents. The Analyst spins the rotor mixing the patient sample with the dry reagents producing a result in under ten minutes. Five types of rotors providing a variety of clinical chemistry tests, all cleared for marketing by the FDA, are currently being marketed and sold by the Company and certain distributors. The Analyst instrument has been designated by the FDA as moderately complex, and is therefore suitable for the point of care, physician and veterinary office laboratory markets.

      Acute Phase Reactants and Apolipoproteins

      The Company has developed a new application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs, or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. The Company currently markets two test kits to detect inflammatory signals. Product sales for these tests were approximately $203,000, and $224,000 in fiscal 1998 and 1997, respectively.

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

      SLE (lupus)                          polymyositis
      mixed connective tissue disease      dermatomyositis
      Sjogren's syndrome                   connective tissue diseases
      scleroderma (systemic sclerosis)     Primary Biliary Cirrhosis
      cytomegalovirus infections           Chagas' disease
      Rheumatoid arthritis                 Wegener's disease

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

      RAI Products

      The Company's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM(R) assays are used in profiling general health conditions and as specific
indications of possible disease states.   The most widely recognized general
chemistry tests made by the Company include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 60 of the Company's clinical chemistry products have been cleared by the FDA for sale in the United States. This includes a line of serum protein immuno assay products, ("SPIA" products). SPIA products are liquid reagents which measure levels of sub-particles of protein in serum. These tests are used to diagnose various types of infectious diseases and cardiac risk factors and autoimmune diseases.

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

      Analyst System Products

      The Company currently markets five rotor types for use on its Analyst clinical chemistry analyzer. These include two general chemistry rotors, a glucose test, a lipid screen test and a theophylline test. All five tests are cleared for marketing by the FDA.

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

      The office in Sao Paulo is presently staffed by five full-time salespeople administrators who receive and process orders, and four people in production, shipping and technical support. In addition, Dr. de Oliveira, the Company's Vice President of Research and Development, spends time in Brazil attending to business of the Company. In fiscal 1998, and 1997 the Company derived product sales through HDC of approximately $1,473,000, and $1,255,000 respectively. See "Business - Facilities."

      In August, 1997, the Company entered into a distribution agreement with Donner Systems to distribute the Company's clinical chemistry product line in Brazil. Donner has agreed to a minimum purchase amount of $2 million over the term of the three year agreement once the Company's products have been registered for sale in Brazil. Product registration was completed during fiscal 1998, however, Donner has failed to attain its minimum purchase requirements.

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

      In June, 1998 the Company hired a six person outside sales force to assist in the sales effort in the United States and Europe. This sales force, operating in specified regions within the United States and Europe will allow the Company to focus on selling products directly to customers as well as increasing marketing and selling efforts of distributors.

      Since 1989 the Company has been the exclusive provider of test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. Sales of CMV assays to Olympus were approximately $1,313,000, and $1,057,000 during fiscal 1998, and 1997, respectively. Olympus and the Company did not renew this exclusive agreement when it terminated in March, 1998. However, Olympus has continued to purchase these products from the Company since the termination of the contract. The Company cannot predict whether these purchases will continue and when Olympus will stop purchasing these products from the Company.

      The Company also manufactures products on a private label basis for Sigma, Boehringer, Hoffman La Roche, and Carter-Wallace pursuant to supply agreements. Some of these agreements provide for minimum purchases; however, the Company cannot predict the level of revenues it will derive from these agreements.

      Carter-Wallace accounted for approximately 10% and 14% of the Company's revenue for the fiscal years ended September 30, 1998 and 1997,
respectively.   Although the Company expects that its relationship with
Carter Wallace will continue, if it were to cease doing business with the Company it would have a material adverse effect on the Company's business.

      The Company's South American Distribution and Marketing activities are described in the section entitled "Business: South American Activities."

Products Under Development

      The Company is presently developing new products in areas described below. The Company spent a total of approximately $1,073,000, and $1,072,000 on Company-sponsored research and development for the fiscal years ended September 30, 1998, and 1997, respectively. The Company spent a total of approximately $ 0, and $6,000 on externally-sponsored research and development for the years ended September 30, 1998, and 1997, respectively.

The Company's Projects Include The Following:

      Autoimmune Diseases

      The Company intends to continue its development of products to aid in the diagnosis of autoimmune diseases. ELISA kits for the detection of antibodies associated with Beta 2 glycoprotein are currently under development. These will be marketed with our recently approved anti-cardiolipin kits. In addition, an ELISA Screen assay to detect total antinuclear antibodies (ANA) is being developed. The Company believes that it will have commercially available assays for these purposes in fiscal 1999, subject to obtaining appropriate regulatory clearances.

      Acute Phase Reactants

      Working together with the Framingham Heart Study, the Company's CRP ELISA kit has been shown to be an effective predictor of cardiovascular disease. These results are preliminary and several studies are planned in the coming year to validate the initial findings.

      Infectious Diseases

      The Company continues to develop additional assays to aid in the diagnosis of infectious diseases. The Company recently completed the development of products known as a "ToRCH panel" which include assays for toxoplasmosis, rubella, CMV, and herpes. Several of these products are being evaluated for submission to the FDA for clearance.

      CPI has begun development of the viral lysates used in the Company's infectious disease products, including HIV herpes and CMV. It is expected that more of these viral lysates will be developed during the coming year.

      Clinical Chemistry Reagents

      The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most complete clinical chemistry lines offered worldwide. Continuing efforts are directed at increasing the line of Serum Protein Immunoassays (SPIAs), especially to modify them for use in the Analyst (see below) Development of a kit to measure blood levels of ferritin is almost complete and plans to produce several other assays are in place.

      Analyst Instrument System

      Studies have begun to modify the contents (test panel) of the human Chem 14 rotor to ease the reimbursement procedures and to make the product more informative for the doctor and the patient. These modifications should be accomplished in the coming calendar year. Relatively few changes need to be made for this to happen. As mentioned above, we will explore the possibility of expanding the rotor technology to immunoassays of serum proteins, therapeutic drug monitoring and a thyroid panel.

      New Analyst Instrument

      The Analyst instrument itself is a rugged and highly reliable unit that needs only to be updated rather than overhauled. New features to be included are increased memory capacity, user-friendly calibration technology and smaller instrument footprint. The Company has entered into serious discussion with key instrument manufacturers and it believes that development and design of a new more robust Analyst will be available in the second quarter of Fiscal Year 2000.

      Vet Rotor

      The Company together with the personnel at Dade, have developed a prototype rotor for the veterinary market. It is denoted as the Vet 16 rotor and it is expected to be introduced to the market in the second quarter of Fiscal Year 1999. At present, it is being tested in the field at several vet sites. Five new or modified assays were added to the Chem 14 rotor to accomplish this feat. The staff at RAICHEM made the raw material; It was modified and processed at Dade.

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

      In July 1994, the Company entered into a second license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent-pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the B.U. License Agreement and will be applied to a license fee of $15,000. No royalties were paid in the years ended September 30, 1998 or 1997 and no amounts were accrued for royalties at September 30, 1998 or 1997. The agreement terminates upon the termination of the patents.

      Manufacturing and Sources of Supply

      The Company manufactures its hemagglutination and ELISA test kits primarily at its facility in Waltham, Massachusetts, and its products based on immunofluorescence technology at its facility in Columbia, Maryland. The Company's clinical chemistry products are produced at the Company's facility in San Diego, California and the raw material and research lines are produced in Buffalo, New York. Presently, the Analyst and related consumables are manufactured or purchased by Dade in Glasgow, Delaware and Atlanta, Georgia. The Company purchases RBC(s) and many of the antigens and other reagents used in the kits from outside vendors. Some reagents used in the Company's test kits are manufactured at the Company's facilities. The Company uses lyophilization equipment to preserve sensitized RBCs for its hemagglutination test kits.

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

Government Regulation

      The Company's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, the Company's production and marketing activities are subject to regulation by the United States Food and Drug Administration ("FDA"), under the authority of the Federal Food Drug, and Cosmetic Act, as amended by the Medical Device Amendments Act of 1976, The Safe Medical Devices Act of 1990, and The Medical Device Amendments of 1992 and the FDA Modernization Act of 1997.

      These regulations require that the Company must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submissions process, either the 510(k) process or the Premarket Approval process ("PMA"). When a 510(k) process is used the Company is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution. The Company cannot proceed with sales of its diagnostic products until it receives clearance from the FDA. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days.

      In certain cases the Company must follow the PMA process which involves a lengthier and more burdensome process.

      The Company is required to register with the FDA as a device manufacturer and list its devices. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations (QSR). These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, control, and distribution activities. In addition, the Company is required to comply with various FDA requirements for labeling, pursuant to the Medical Device Reporting Act regulations. Finally, the FDA prohibits an approved device from being marketed for
unapproved applications.   The Company believes it is in conformity with all
such regulations.

      The regulatory controls being imposed upon the Company with respect to the international distribution, and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective no sooner than 1998 and will allow companies a three year period to conform to the directive. The Company will be required to conform to the EN 29000 regulations for any product sold in the
European Community.   The European Community has adopted the IVD Directive.
All In-Vitro Devices ("IVDs") must bear the CE Marking of Conformity by 2005. Instruments must bear the CE Marking by June, 1998. The Company expects to be able to conform to these regulations within the required time
frame.   The Company is testing the Analyst to insure that it complies with these regulations.

Competition

      The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Some of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than the Company. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by the Company, for a longer period of time than has the Company. The Company believes that its primary competitors in the diagnostics market include Abbott Laboratories, Sigma Diagnostics, Trace-America, Inc., Gull Laboratories, Inc., INOVA, Sanofi Diagnostics Pasteur, Inc., Diamedix Corporation, IDEXX and Abaxis, Inc. The Company expects competition within this industry to intensify.

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

Royalty Obligations

      The Company is required to pay royalties to third parties on sales of some of its products and proposed products. See "Business - Relationship with Boston University" and "Business - Analyst Purchase"

Employees

      As of September 30, 1998, the Company had 114 full-time employees, of which four are executive officers, 30 are employed in sales, marketing, general and administrative activities and 80 are involved in production and research and development.

      None of the Company's employees are represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

Item 2. Description of Property.

      The Company maintains its principal executive offices, laboratory and production operations in Waltham, Massachusetts in two adjacent buildings; one a 4,000 sq. ft. facility which houses the Company's research and development laboratories, and the other a 15,000 sq. ft. facility which accommodates the laboratory and production operations and the executive offices of the Company. The Company pays rent in the amount of $133,500 per annum for the two facilities pursuant to the terms of that lease which ends May 30, 2002. The Company also leases 29,000 square feet in a production facility in Columbia, Maryland where it manufactures the immunofluorescence products. Under the Columbia lease, which extends through June 30, 2000, the Company pays $108,156 per annum in rent. The Company also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 2002, the Company pays approximately $201,000 per annum. In addition, the Company leases a 1,900 square foot warehouse facility near its production site for which it pays $13,080 per annum on an annual lease which may be renewed each April 1. As part of the purchase of substantially all the assets of 872 Main Street Corporation in November, 1996, the Company acquired the land and building located at 872 Main Street in Buffalo, New York. CPI operates out of this facility which consists of approximately 15,000 square feet of space. The Company believes that its facilities are adequate for its present and foreseeable needs.

      The Company's 51%-owned subsidiary leases approximately 4,500 square feet in Sao Paulo, Brazil pursuant to a lease which expires in September 30, 1999. This subsidiary pays rent in an amount of approximately $5,500 per month for this space. The Company believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.

Item 3. Legal Proceedings.

      The Company is not presently involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.

      The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange. On December 14, 1998, the closing bid and ask price for the Common Stock as reported by NASDAQ were $0.94 and $0.84 per share, respectively.

      For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 1997 and 1998. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   High             Low
                                                   ----             ---
1997
First Fiscal Quarter                               $2.94            $2.12
Second Fiscal Quarter                              $2.69            $2.06
Third Fiscal Quarter                               $2.38            $1.44
Fourth Fiscal Quarter                              $2.19            $1.75
1998
First Fiscal Quarter                               $2.47            $1.69
Second Fiscal Quarter                              $2.13            $1.16
Third Fiscal Quarter                               $1.56            $1.16
Fourth Fiscal Quarter                              $1.22            $0.66
1999
First Quarter (through December 14, 1998           $1.25            $0.63

      As of December 14, 1998, there were approximately 170 holders of record of the Company's Common Stock.

      For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock Warrants as reported by NASDAQ during Fiscal 1997 and 1998. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   High             Low
                                                   ----             ---
1997
First Fiscal Quarter                               $1.63            $0.63
Second Fiscal Quarter                              $1.25            $0.63
Third Fiscal Quarter                               $1.06            $0.31
Fourth Fiscal Quarter                              $0.97            $0.38
1998
First Fiscal Quarter                               $0.69            $0.38
Second Fiscal Quarter                              $0.50            $0.13
Third Fiscal Quarter                               $0.41            $0.16
Fourth Fiscal Quarter                              $0.38            $0.09
1999
First Quarter (through December 14 , 1998)         $0.16            $0.09

      As of December 14, 1998, there were approximately 60 holders of record of the Company's Common Stock Warrants.

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

Overview

      Historically, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and the profiling of general health conditions. Since the fiscal year ending 1995, the Company has also concentrated its expansion efforts on synergistic acquisitions of companies,
product lines and assets.   The Company presently has approximately 135
different test kits available for general sale, approximately 125 of which have received FDA clearance for sale in the United States.

Results of Operations

      Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

      Revenues decreased to approximately $12,327,000 from approximately $12,991,000 (5%), primarily as a result of an approximate $634,000 decrease in contract manufacturing sales to Carter Wallace. Hemagen is not involved in the sale of the Carter Wallace products to the end user and therefore does not control the sales volume of these products. Sales of Hemagen/Virgo products increased approximately 9% during the year. This was offset by small decreases in sales at the RAI and CPI subsidiaries. The CPI decrease was the result of regulatory issues with one product. A customer had been selling the product in the United States without properly licensing this product with the FDA. RAICHEM sales declined due to a decrease in direct sales within the United States. All the product sale decreases were slightly offset by sales in September, 1998 relating to the Analyst business. The Company is confident that the introduction of a sales force within the United States will reverse both declines in the coming year.

      Cost of product sales decreased to approximately $7,299,000 from approximately $7,598,000 (4%) due to the decrease in sales. Cost of product sales as a percentage of sales were approximately unchanged at 59%. Reductions in the cost of materials resulted from the lower sales and an increase in the amount of raw materials produced by the Company were partially offset by increases in facilities and depreciation expenses.

      Research and development expenses decreased to approximately $1,073,000 from approximately $1,078,000 (1%), primarily due to lower costs at RAI resulted from the consolidation of certain research and development expenses at the corporate offices. This was partially offset by higher personnel costs and higher equipment costs at the corporate offices. The Company is currently developing a wide variety of products which it believes will enhance all of the Company's product lines. (See: "Business - Products Under Development"). The Company expects its spending in Research and Development to increase during the coming year as it brings more of these products to market.

      Selling, general and administrative expenses increased to approximately $3,855,000 from approximately $3,808,000 (1%), primarily due to the hiring of a national sales force and increased advertising expenses. This was partially offset by lower costs at RAI that are the result of consolidating sales and marketing efforts at the corporate offices. The Company believes the introduction of a sales force and the increased advertising efforts will result in increased sales during the fiscal year ending September 1999.

      Net other expense decreased to approximately $90,000 from approximately $102,000 due to a decrease in interest expense.

      Net income decreased to approximately $10,000 compared to approximately $405,000 the previous year primarily due to lower sales and increased marketing expenses.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, a bridge loan, lease financing arrangements, borrowings from nonaffiliates and related parties, cash flow from operations, private placements completed in September 1995 and March, 1996 and a $5,000,000 line of credit provided by BankBoston N.A. which was put in place on September 1, 1998.

      On September 1, 1998 the Company purchased certain assets from Dade related to a product line sold under the tradename Analyst. The Analyst product line consists of both the Analyst bench top clinical chemistry system and all the related consumables which are used in that bench top system. The assets included accounts receivable, inventory, equipment, and certain intellectual property. The Company agreed to assume certain of Dade's liabilities including accounts payable, service contracts and warranty obligations. Pursuant to the purchase and the related agreements, Dade will continue to manufacture the products under a separate manufacturing agreement for a period of up to thirty six months while the Company transitions the manufacturing operations to its facilities located in Columbia, Maryland and San Diego, California. The Company intends to have the instruments manufactured by Dade or some other suitable third party for the foreseeable future.

      Under the purchase agreement, at the closing, the Company paid $3,500,000 in cash and issued a non-interest bearing promissory note to Dade (the "Note") in the amount of $1,250,000. The Company agrees to pay Dade in full on or before September 1, 2000. The Note and the purchase price are subject to adjustment due to changes in working capital transferred at the close of the purchase agreement. The Company has also agreed to pay Dade a royalty on the sale of certain consumables for use with the Analyst instrument.

      The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries.

      The Analyst system uses a rotor based technology that is currently capable of producing results of up to 14 different clinical chemistry tests in under ten minutes. The rotor contains dry prepackaged reagents in tablet form. Included tests include cholesterol, triglycerides, glucose and total protein. The Analyst is sold in point of care settings such as physician office laboratories and veterinary office laboratories.

      On November 1, 1996 the Company, through its wholly owned subsidiary, CPI, completed the purchase of substantially all the assets of 872 Main Street Corporation (formally Cellular Products, Inc.) for $400,000 in cash and a $200,000 promissory note which was paid in full on November 1, 1997. CPI is based in Buffalo, New York and is a manufacturer of biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Its products are used in the growth and testing of retroviruses and as raw materials by manufacturers of clinical diagnostic assays. The product mix includes enzyme oligonucleotide assays, monoclonal antibodies, recombinant growth factors, viral lysates and bulk raw materials. CPI presently manufactures a significant amount of material for use in the Company's clinical diagnostic tests which has reduced the Company's manufacturing costs.

      At September 30, 1998, the Company's working capital was approximately $5,446,000 compared to approximately $6,157,000 at September 30, 1997. This decrease was principally due to the draw down of $3,500,000 against the Company's $5,000,000 line of credit in relation to the Analyst system purchase.

      Inventory balances increased from approximately $3,954,000 on September 30, 1997 to approximately $6,212,000 on September 30, 1998 due to the purchase of Analyst inventory and purchases of inventory in support of an anticipated increase in product sales due to the increase marketing efforts. The Company often purchases large quantities of raw materials due to issues of price, quality and availability. Accounts payable and accrued expenses increased from approximately $785,000 to approximately $1,094,000 primarily due to accrued expenses related to the Analyst purchase. Accounts receivable balances increased from approximately $2,289,000 to approximately $3,295,000 due to the purchase of accounts receivable in connection with the Analyst purchase.

      Long term obligations including current maturities increased from approximately $537,000 on September 30, 1997 to approximately $1,068,000 on September 30, 1998. The $1,068,000 represents the net present value of the Note payable to Dade Behring in connection with the Analyst purchase as of September 30, 1998.

      Management believes its cash and cash equivalents, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

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

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements for the periods beginning after December 15, 1997 and require comparative
information for earlier years to be restated.   Management does not expect
implementation of these standards to materially affect future financial statements and disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999, to affect its financial statements.

Year 2000 Systems

      The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material. In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and does not believe that any problems would have material effect upon the Company.

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

                                   PART IV

Item 13.  Exhibits, List and Reports on Form 8-K.

      (a)(1) Financial Statements. The financial statements required to be filed by Item 7 herewith are as follows:

                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants -
 BDO Seidman, LLP                                                      F-2
Consolidated Balance Sheets at September 30, 1998
 and 1997                                                       F-3 to F-4
Consolidated Statements of Income for the years
 ended September 30, 1998, and 1997                                    F-5
Consolidated Statements of Stockholders' Equity
 for the years ended September 30, 1998, and 1997                      F-6
Consolidated Statements of Cash Flows for the years
 ended September 30, 1998, and 1997                                    F-7
Notes to Consolidated Financial Statements                     F-8 to F-29

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

 21               List of the Company's Subsidiaries.

-------------------
* These exhibits relate to a management contract or compensatory plan or arrangement.

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

 10hh              Distributorship Agreement between the Company and Olympus
                   America, Inc.

 23a               Consent of Independent Certified Public Accountants - BDO
                   Seidman, LLP

 23b               Consent of Independent Certified Public Accountants -
                   Price Waterhouse LLP

            (vii) The following exhibits were filed as part of the company's Form 10KSB for the year ending September 30, 1997.

Exhibit No.        Title
-----------        -----

 10ii              Distribution agreement between the Company and Donnor
                   Com. IND. LTDA

 10jj              Distribution agreement between the Company and Phoenix
                   Diagnostics, Inc.

      (b)   Reports on Form 8-K.

            (i) On September 1,1998, the Company filed form 8-K related to the purchase of the Analyst business line.


                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEMAGEN DIAGNOSTICS, INC.


Date: December 18, 1998                By: /s/ Carl Franzblau
                                       Carl Franzblau, President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                     Capacity                          Date
----                     --------                          ----

/s/Carl Franzblau        President and Chairman of         December 18, 1998
Carl Franzblau, Ph.D.    of the Board of Directors
                         (Principal Executive Officer)

/s/William Franzblau     Chief Financial Officer           December 18, 1998
William Franzblau        (Principal Financial
                         Officer)

/s/Myrna Franzblau       Treasurer (Principal              December 18,1998
Myrna Franzblau          Accounting Officer)

/s/Alan S. Cohen         Director                          December 18, 1998
Alan S. Cohen, M.D.

/s/Lawrence Gilbert      Director                          December 18, 1998
Lawrence Gilbert

                         Director                          December 18, 1998
Ricardo M. de Oliveira, M.D.

/s/Charles W. Smith      Director                          December 18, 1998
Charles W. Smith


                           HEMAGEN DIAGNOSTICS, INC.

                              INDEX TO EXHIBITS

Exhibit No.           Title
-----------           -----

 23a                  Consent of Independent Certified Public Accountants -
                      BDO Seidman, LLP

 27                   Financial Data Schedule


                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

                 Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                    F-2

Consolidated financial statements:

  Balance sheets                                               F-3 to F-4

  Statements of income                                                F-5

  Statements of stockholders' equity                                  F-6

  Statements of cash flows                                            F-7

  Notes to consolidated financial statements                  F-8 to F-29

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       BDO Seidman, LLP

Boston, Massachusetts
December 4, 1998

                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

                         Consolidated Balance Sheets

September 30,                                              1998             1997
--------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                         $   412,193      $   294,086
  Short-term investments                                      -          730,827
  Accounts receivable, less allowance for
   doubtful accounts of $477,000 and $55,500
   at September 30, 1998 and 1997, respectively       3,294,598        2,288,793
  Inventories                                         6,212,254        3,953,601
  Prepaid expenses and other current assets             273,909          221,646
--------------------------------------------------------------------------------

      Total current assets                           10,192,954        7,488,953

Property and equipment, net of accumulated
 depreciation and amortization                        4,367,196        2,545,470

Other assets                                          1,403,486        1,512,227
--------------------------------------------------------------------------------

                                                    $15,963,636      $11,546,650
================================================================================

See accompanying notes to consolidated financial statements.

                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

                         Consolidated Balance Sheets
                                 (Continued)

September 30,                                              1998             1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable:
    Bank                                            $ 3,500,000      $         -
    Other                                                     -          198,983
  Accounts payable and accrued expenses               1,093,532          785,135
  Deferred revenue                                      152,929                -
  Current maturities of long-term debt                        -          347,388
--------------------------------------------------------------------------------

      Total current liabilities                       4,746,461        1,331,506

Subordinated note payable, net of unamortized
 discount of $181,637                                 1,068,363                -

Long-term debt, less current maturities                       -          189,281
--------------------------------------------------------------------------------

      Total liabilities                               5,814,824        1,520,787
--------------------------------------------------------------------------------

Minority interest in consolidated subsidiary                  -                -

Commitments and contingencies (Note 17)                       -                -

Stockholders' equity:
  Preferred stock, $.01 par value - 1,000,000
   shares authorized; none issued                             -                -
  Common stock, $.01 par value - 30,000,000 shares
   authorized; 7,851,890 and 7,776,890 shares
   issued and outstanding at September 30, 1998
   and 1997, respectively                                78,519           77,769
  Additional paid-in capital                         13,440,947       13,329,197
  Accumulated deficit                                (3,364,654)      (3,375,103)
--------------------------------------------------------------------------------

                                                     10,154,812       10,031,863

  Less - receivable from stockholders                    (6,000)          (6,000)
--------------------------------------------------------------------------------

      Total stockholders' equity                     10,148,812       10,025,863
--------------------------------------------------------------------------------

                                                    $15,963,636      $11,546,650
================================================================================

See accompanying notes to consolidated financial statements.

                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

                      Consolidated Statements of Income

Years ended September 30,                            1998             1997
--------------------------------------------------------------------------

Revenue:
  Product sales                               $12,327,352      $12,971,102
  Research and development contracts                    -           20,000
--------------------------------------------------------------------------

                                               12,327,352       12,991,102
--------------------------------------------------------------------------

Cost and expenses:
  Cost of product sales                         7,298,563        7,597,981
  Cost of research and development contracts            -            5,928
  Research and development                      1,072,696        1,072,188
  Selling, general and administrative           3,855,215        3,808,000
--------------------------------------------------------------------------

                                               12,226,474       12,484,097
--------------------------------------------------------------------------

      Operating income                            100,878          507,005
--------------------------------------------------------------------------

Other income (expenses):
  Interest income                                  64,258           63,727
  Interest expense                               (102,660)        (131,806)
  Foreign exchange loss                           (68,511)         (18,306)
  Other income (expense)                           16,484          (15,491)
--------------------------------------------------------------------------

                                                  (90,429)        (101,876)
--------------------------------------------------------------------------

Net income                                    $    10,449      $   405,129
==========================================================================

Net income per share of common stock:
  Basic                                       $         -      $       .05
  Diluted                                     $         -      $       .05
==========================================================================

See accompanying notes to consolidated financial statements.

                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                                                     Common Stock        Additional                   Receivable
                                                ---------------------     Paid-in      Accumulated       from     Stockholders'
                                                  Shares    Par Value     Capital        Deficit     Stockholders    Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                   7,620,890    $76,209    $13,132,757    $(3,780,232)    $(6,000)    $ 9,422,734

  Issuance of common stock to employees
   under stock option plan                         56,000        560         97,440              -           -          98,000

  Exercise of common stock purchase warrants      100,000      1,000         99,000              -           -         100,000

  Net income                                            -          -              -        405,129           -         405,129
------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                   7,776,890     77,769     13,329,197     (3,375,103)     (6,000)     10,025,863

  Exercise of common stock purchase warrants       75,000        750        111,750              -           -         112,500

  Net income                                            -          -              -         10,449           -          10,449
------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                   7,851,890    $78,519    $13,440,947    $(3,364,654)    $(6,000)    $10,148,812
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                          Hemagen Diagnostics, Inc.
                              and Subsidiaries

                    Consolidated Statements of Cash Flows

Years ended September 30,                                        1998            1997
-------------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                                              $    10,449       $ 405,129
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Gain on sale of property and equipment                    (21,081)              -
    Depreciation and amortization                             886,211         847,296
    Amortization of debt discount                               7,897          11,190
    Foreign exchange loss                                      68,511          18,306
    Changes in operating assets and liabilities, net of
     effects of purchase of Analyst(R) in 1998 and CPI
     in 1997:
      Accounts receivable                                     175,446        (405,345)
      Inventories                                            (684,260)       (319,019)
      Prepaid expenses and other current assets               (53,523)         53,854
      Accounts payable and accrued expenses                    40,155        (771,101)
      Deferred revenue                                        (18,173)              -
-------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities      411,632        (159,690)
-------------------------------------------------------------------------------------

Cash flow from investing activities:
  Payment for acquisitions, net of cash acquired           (3,500,000)       (395,479)
  Proceeds from maturity of short-term investments            730,827         629,422
  Purchases of property and equipment                        (362,105)       (325,082)
  Proceeds from sale of property and equipment                 36,707               -
  Other assets                                                (92,203)         (8,095)
-------------------------------------------------------------------------------------
        Net cash used by investing activities              (3,186,774)        (99,234)
-------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings under revolving line of credit                 3,500,000               -
  Repayments of long-term debt                               (536,669)       (405,876)
  Repayments of notes payable                                (198,983)              -
  Exercise of stock options and warrants                      112,500         198,000
-------------------------------------------------------------------------------------
        Net cash provided (used) by financing
         activities                                         2,876,848        (207,876)
-------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents          16,401           3,967
-------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          118,107        (462,833)

Cash and cash equivalents, beginning of year                  294,086         756,919
-------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                    $   412,193       $ 294,086
=====================================================================================

Cash payments of interest                                 $    59,499       $ 147,840
=====================================================================================

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

      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The results of Reagents Applications, Inc. ("RAI") and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC") are included for the two years ended September 30, 1998, and the results of Cellular Products, Inc. ("CPI") are included from November 1, 1996, the effective date of the CPI acquisition as described in
Note 3. The results of the Analyst(R) product line are included from September 1, 1998 the effective date of the acquisition as described in Note
3. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. At September 30, 1998, the Company held no short-term investments. Short-term investments held at September 30, 1997 consisted of certificates of deposit that matured during 1998. These certificates of deposit were classified as available-for-sale and recorded at cost at September 30, 1997, which approximated fair value.

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

      Revenue Recognition

Revenues from the sale of products are recognized upon product shipment. Revenues from contracts to conduct research and development are recognized using the percentage-of-completion method. Revenues from product service contracts are recognized ratably over the terms of the contracts. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of contract billings related to research and development and product service contracts not complete at the balance sheet date is included in deferred revenue.

      Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $176,000 and $94,000 in fiscal 1998 and 1997, respectively.

      Statement of Cash Flows - Disclosure of
       Non-Cash Investing Activity

Instruments with a net book value of $114,523 were transferred from fixed assets to inventory during 1997.

      Stock Options

Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and income (loss) per basic and diluted share of common stock on a pro forma basis.

      Net Income Per Share of Common Stock

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the new requirements of SFAS No. 128. Adoption of SFAS No. 128 did not have an affect on the Company's earnings per share calculation.

      New Accounting Pronouncements

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

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999 to affect its financial statements.

3.    Acquisitions

On September 1, 1998, the Company acquired certain assets, primarily accounts receivable, inventory, equipment and certain intellectual property, and assumed certain liabilities related to the Analyst(R) product line of Dade Behring, Inc. ("Dade") for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. The present value of the note was $1,068,363 at September 30, 1998. The Analyst(R) product line includes the development, manufacture and sale of the Analyst(R) instrument together with the rotors and reagents for use in in-vitro diagnostics. Revenues are principally derived from the sale of reagents to physicians, veterinarians, and small clinics in the United States. The preliminary purchase price allocation was recorded using the purchase method of accounting.

On November 1, 1996, the Company acquired certain assets, primarily inventory and fixed assets, and assumed certain liabilities of 872 Main Street Corp. (formerly Cellular Products, Inc.) for total consideration and related costs of $738,600 and formed a new subsidiary, Cellular Products, Inc. ("CPI"). The purchase price consisted of $400,000 in cash and an unsecured promissory note to 872 Main Street Corp. in the amount of $200,000 due November, 1997. The present value of the note payable, which was fully repaid during 1998, was $198,983 at September 30, 1997. The acquisition was recorded using the purchase method of accounting. CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits.

For both the CPI and Analyst(R) product line acquisitions, the excess of the fair value of net assets acquired over the purchase price was recorded as a reduction of the fixed assets acquired, in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations."

The consolidated statements of operations and cash flows for the year-ended September 30, 1998 include the results of operations and cash flows for the Analyst(R) product line from September 1, 1998 through September 30, 1998 and CPI for the entire year.

The consolidated statements of operations and cash flows for the year-ended September 30, 1997 include the results of operations and cash flows for CPI from November 1, 1996 through September 30, 1997.

The unaudited pro forma combined results of operations of the Company and the businesses acquired in fiscal 1998 and 1997 for the years ended September 30, 1998 and 1997, assuming that the acquisitions had occurred at October 1, 1996 and after giving effect to certain pro forma adjustments are as follows:

Years ended September 30,                          1998             1997
------------------------------------------------------------------------

Revenue                                     $19,288,000      $22,361,000
Net loss                                    $   (36,000)     $(2,411,000)
Net loss per common share:
  Basic                                     $      (.01)     $      (.31)
  Diluted                                   $      (.01)     $      (.31)

4.    Related Party Transactions

      Related Parties

The Company's Chairman of the Board, Chief Executive Officer, President and principal stockholder is the Chairman of Boston University's (the "University") Biochemistry Department and a Professor and Associate Dean for Graduate Affairs of the University's School of Medicine. Certain other directors and stockholders of the Company are also employed by the University. The Company has entered into certain license agreements with the University as further described below.

      License Agreements

In March 1992, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use the University's patented and patent pending technology to manufacture and market certain products. Under the agreement, the Company is obligated to pay an annual royalty of 5% of the first $50,000 of the Company's net sales of these products and 10% of net sales of these products in excess of $50,000 until the Company has paid the University a license fee of $10,000 in total and reimbursed it for certain patent expenses. All royalties to be paid thereafter will equal 5% of the Company's net sales of these products. Sales of products using technology obtained under the agreement, but not specifically covered under the patent application, and sales which occur if no patents are granted, are subject to a 3% royalty for a period of ten years. The Company also agreed to pay the University 27.5% of royalties the Company receives if it sublicenses the technology and 25% of the license fees resulting from any sublicense agreement. Sales of these products and the related royalties paid by the Company to the University were not material in the years ended September 30, 1998 and 1997. The agreement terminates upon the termination of the patents.

In July 1994, the Company entered into a license agreement with the University under which the Company obtained the exclusive right to use additional patented and patent-pending technology of the University to manufacture and market certain products. The royalties due under the terms of the agreement are the same as the initial license agreement and will be applied to the license fee of $15,000. Because there have been no sales of these products, no royalties were paid in the years ended September 30, 1998 and 1997 and no amounts were accrued for royalties at September 30, 1998 or 1997. The agreement terminates upon the termination of the patents.

5.    Inventories

Inventories consist of the following:

September 30,                                       1998            1997
------------------------------------------------------------------------

Raw materials                                 $1,712,873      $1,558,916
Work-in-process                                  640,981         250,612
Finished goods                                 3,858,400       2,144,073
------------------------------------------------------------------------

                                              $6,212,254      $3,953,601
========================================================================

6.    Property and Equipment

Property and equipment include the following:

September 30,                                       1998            1997
------------------------------------------------------------------------

Land                                          $   16,000      $   16,000
Building                                         194,226         172,000
Furniture and equipment                        6,500,018       3,987,991
Leasehold improvements                           583,183         552,352
------------------------------------------------------------------------

                                               7,293,427       4,728,343

Less accumulated depreciation
 and amortization                              2,926,231       2,182,873
------------------------------------------------------------------------

                                              $4,367,196      $2,545,470
========================================================================

Depreciation and amortization expense relating to property and equipment was $753,778 and $701,816 for the years ended September 30, 1998 and 1997, respectively.

In fiscal 1998, the Company retired remaining lease obligations amounting to $41,613 and acquired the ownership of the assets under these leases. At September 30, 1997, equipment under capital leases and accumulated amortization amounted to $119,135 and $83,395, respectively.

7.    Other Assets

Other assets consist of the following:

September 30,                                       1998            1997
------------------------------------------------------------------------

Goodwill, net of accumulated
 amortization of $272,583 and
 $163,549 for 1998 and 1997,
 respectively                                 $1,362,904      $1,471,938

Other                                             40,582          40,289
------------------------------------------------------------------------

                                              $1,403,486      $1,512,227
========================================================================

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

September 30,                                       1998            1997
------------------------------------------------------------------------

Accounts payable - trade                      $  380,157      $  375,046
Accrued professional fees                         31,742          78,424
Accrued vacation                                  99,115         129,327
Accrued other                                    582,518         202,338
------------------------------------------------------------------------

                                              $1,093,532      $  785,135
========================================================================

9.    Development and License Agreements

The Company has an agreement with a customer which provides for certain minimum purchases by the customer. During 1997, the customer did not meet its minimum purchase requirement but agreed to satisfy the annual amount obligated. During 1998, the terms of this agreement were renegotiated to eliminate minimum purchase requirements. Sales to this customer amounted to approximately $27,000 and $203,000 in 1998 and 1997, respectively.

Pursuant to the 1998 purchase of the Analyst(R) product line, the Company entered into an agreement with Dade under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell certain products. Under the agreement, the Company is obligated to make quarterly royalty payments to Dade based on a percentage of sales of the defined products through August 31, 2004.

In addition, the Company entered into a sublicense agreement with Dade whereby two license agreements related to certain Analyst(R) products were transferred from Dade to the Company. These license agreements, which contain provisions for royalty obligations based on production and net sales of certain Analyst(R) products, expire in March, 2000 and May, 2005. Royalty expense under the Dade royalty agreement and the Dade sublicense agreement was not material in fiscal 1998.

10.   Revolving Line of Credit

In August, 1998, the Company obtained a revolving line of credit with a bank for the purpose of purchasing the Analyst(R) product line. Under the terms of the Revolving Credit Agreement (the "Agreement"), the maximum available loan commitment, which was $5,000,000 at September 30, 1998, is reduced by $187,500 each quarter through August 31, 2001 (the termination date of the revolving line of credit). Outstanding borrowings, which are due upon demand, are collateralized by the assets of the Company and its subsidiaries. The Agreement provides for monthly interest payments at either the bank's prime lending rate (8% at September 30, 1998) plus .25% or the London Interbank Offered Rate ("LIBOR") plus 2.25%. The Agreement requires compliance with various covenants including leverage ratio, debt service coverage, minimum profitability and maximum capital expenditures. The Company was in compliance with these covenants at September 30, 1998. Outstanding borrowings under the revolving line of credit amounted to $3,500,000 at September 30, 1998.

11.   Long-Term Debt

Borrowings classified as long-term debt consist of the following:

September 30,                                      1998            1997
-----------------------------------------------------------------------

Term loan at an effective interest rate
 of approximately 13%, repaid in full
 during 1998                                   $      -      $  495,056

Obligations under capital leases, repaid
 in full during 1998 (Note 6)                         -          41,613
-----------------------------------------------------------------------

Total                                                 -         536,669

Less current portion                                  -         347,388
-----------------------------------------------------------------------

Long-term portion                              $      -      $  189,281
=======================================================================

12.   Stockholders' Equity

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

      Common Stock Purchase Warrants

At September 30, 1998 and 1997, the following warrants were outstanding:

                     September 30, 1998
           -----------------------------------------------
                       Exercise Price      Expiration
             Shares       Per Share           Date
           -----------------------------------------------

             269,526        $2.75        February 28, 1999
              20,000         3.25        April 29, 1999
              52,000         2.50        December 30, 1999
              35,000         2.00        June 30, 2000
           2,695,255         2.75        February 28, 2001
             269,526         2.75        February 28, 2001
           -----------------------------------------------

Total      3,341,307
           ===============================================

                     September 30, 1997
           -----------------------------------------------
                       Exercise Price      Expiration
             Shares       Per Share           Date
           -----------------------------------------------

              10,000        $2.37        October 16, 1997
             270,000         3.00        December 31, 1997
              82,500         1.50        December 31, 1997
              30,000         8.00        February 3, 1998
             269,526         2.75        February 28, 1999
              70,000         3.25        April 29, 1999
              52,000         2.50        December 30, 1999
              35,000         2.00        June 30, 2000
           2,695,255         2.75        February 28, 2001
             269,526         2.75        February 28, 2001
           -----------------------------------------------

Total      3,783,807
           ===============================================

During 1998 and 1997, warrants for the purchase of 75,000 shares and 100,000 shares at a purchase price of $1.50 per share and $1.00 per share, respectively, were exercised. In fiscal 1998, warrants for the purchase of an aggregate of 367,500 shares of common stock at prices ranging from $1.50 to $8.00 expired. No warrants expired in fiscal 1997. No warrants were granted in fiscal 1998 or 1997.

In connection with a 1996 private placement offering, the Company issued 2,695,255 warrants expiring February 28, 2001 and 269,526 Placement Agent Warrants. Each Placement Agent Warrant entitles the holder to purchase 269,526 units at a price of $2.75 per unit. Each unit consists of one share of the Company's common stock and one common stock Purchase Warrant which entitles the holder to purchase one share of the Company's common stock for $2.75 per share expiring February 28, 2001. The Placement Agent Warrants expire February 28, 1999.

      Reserved Shares

At September 30, 1998, the Company has reserved 4,280,207 shares of common stock for issuance upon the exercise of outstanding common stock options and warrants.

      1992 Stock Option Plan

The 1992 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company).
The Board, at the request of any optionee, may convert incentive stock options that have not been exercised at the date of conversion into nonqualified stock options. All options outstanding as of September 30, 1998 and 1997 were fully vested.

Changes in options outstanding under the 1992 Stock Option Plan are summarized as follows:

                                                          Weighted-Average
                                               Shares      Exercise Price
---------------------------------------------------------------------------

Balance, September 30, 1996                    228,225          $2.54
Granted                                        187,625           2.19
Exercised                                      (56,000)          1.75
Cancelled or expired                           (50,900)          4.78
---------------------------------------------------------------------

Balance, September 30, 1997                    308,950           2.08
Granted                                        312,600           1.26
Exercised                                            -              -
Cancelled or expired                           (54,625)          1.96
---------------------------------------------------------------------

Balance, September 30, 1998                    566,925          $1.64
=====================================================================

The following table summarizes information about stock options outstanding at September 30, 1998:

                                     Options Outstanding
                        -------------------------------------------
                                           Weighted-
                            Number          Average       Weighted-
        Range of        Outstanding at     Remaining       Average
        Exercise         September 30,    Contractual      Exercise
         Prices              1998         Life (years)      Price
      -------------------------------------------------------------

               $5.00          3,000             .2          $5.00
                2.19        175,075            3.2           2.19
                2.00         13,950            2.5           2.00
                1.75         96,500            1.8           1.75
                1.20        278,400            4.5           1.20
      -----------------------------------------------------------

      $1.20 to $5.00        566,925            3.6          $1.64
      ===========================================================

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

Years ended September 30,                           1998          1997
----------------------------------------------------------------------

Net income (loss)             As reported      $  10,449      $405,129
                              Pro forma         (176,286)      181,179

Income (loss) per
 common share:                As reported:
                                Basic                  -           .05
                                Diluted                -           .05
                              Pro forma:
                                Basic               (.02)          .02
                                Diluted             (.02)          .02

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 0% for both years and expected volatility of 46.1% for 1998 and 27.6% for 1997, risk free rates ranging from 5.57% to 5.74% in 1998 and 5.95% to 6.13% for 1997, and expected lives of 5 years for 1998 and 1997. The weighted average fair value of options granted in fiscal 1998 and 1997 was $0.60 per share and $1.20 per share, respectively.

13.   Income Taxes

Domestic and foreign income (loss) before income taxes and minority interest in net income of consolidated subsidiary are as follows:

Years ended September 30,                            1998           1997
------------------------------------------------------------------------

Domestic                                        $(159,362)      $316,314
Foreign                                           169,811         88,815
------------------------------------------------------------------------

                                                $  10,449        405,129
========================================================================

The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,                            1998           1997
------------------------------------------------------------------------

Federal tax at statutory rate                   $   3,553      $ 137,744
Operating income offset by
 current tax loss generating
 no current or deferred tax effect                 (3,553)      (137,744)
------------------------------------------------------------------------

                                                $       -      $       -
========================================================================

Deferred tax assets (liabilities) are comprised of the following:

September 30,                                      1998             1997
------------------------------------------------------------------------

Net operating loss carryforwards            $ 1,593,000      $ 1,317,000
Amortization of intangible assets                48,000          324,000
Research and development and
 investment tax credit carryforwards            100,000          100,000
Other                                            88,000          134,000
Basis difference of property
 and equipment                                  (51,000)         (51,000)
------------------------------------------------------------------------

Total deferred tax assets                     1,778,000        1,824,000

Deferred tax asset valuation
 allowance                                   (1,778,000)      (1,824,000)
------------------------------------------------------------------------

Net deferred tax assets                     $         -      $         -
========================================================================

The Company has provided a valuation allowance equal to 100% of the total deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 1998, the Company has approximately $3,982,000, $2,334,000 and $188,000 of federal, state, and foreign net operating losses, respectively, available to offset future taxable income, which expire on various dates through 2013. At September 30, 1998, the Company has $100,000 of federal research and development tax credit carryforwards and $65,000 of state research and development and investment tax credit carryforwards available to offset future income taxes payable, which expire on various dates through 2012. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

14.   Net Income Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net earnings per share of common stock for the years ended September 30, 1998 and 1997 is computed by dividing the net income by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares outstanding is summarized as follows:

September 30,                                         1998           1997
-------------------------------------------------------------------------

Denominator for basic income per share:
  Weighted average common
   shares outstanding                            7,836,520      7,676,561
Potential dilutive common shares
  Stock options                                     69,449         85,586
  Stock warrants                                     3,992         47,891
-------------------------------------------------------------------------

Denominator for diluted income per share         7,909,961      7,810,038
=========================================================================

The following table summarizes securities that were outstanding as of September 30, 1998 and 1997 but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

September 30,                                        1998           1997
------------------------------------------------------------------------

Stock options                                     192,025         43,000
Stock warrants                                  3,341,307      3,604,307

15.   Significant Sales and Concentration of Credit Risk

In 1998 and 1997, the Company derived revenues from a single customer totalling $1,245,000 and $1,880,000, respectively. The Company derived revenues from another customer amounting to $1,447,000 and $1,190,000 for the years ended 1998 and 1997, respectively. Revenues derived from export sales amounted to $4,976,000 in 1998 and $4,777,000 in 1997. Export sales to Europe were approximately $2,198,000 in 1998 and $2,591,000 in 1997. Export sales to South America were approximately $2,016,000 in 1998 and $1,446,000 in 1997.

16.   International

      Operations

The following is a summary of certain selected financial information as of September 30, 1998 and 1997 and for the years then ended of the Company's 51% owned subsidiary, excluding the applicable intercompany balances.

September 30,                                       1998            1997
------------------------------------------------------------------------

Assets                                        $  813,117      $  852,578
Liabilities                                   $   79,007      $   82,952
Revenues                                      $1,473,275      $1,255,318

17.   Commitments

The Company leases certain office and manufacturing facilities under noncancelable operating leases expiring through 2002. In addition, the Company leases an office and manufacturing facility under a cancelable operating lease which has no future minimum rental commitments. Future minimum lease commitments under the noncancelable operating leases are as follows:

                  Years ending September 30,            Total
                  -------------------------------------------

                  1999                             $  462,000
                  2000                                433,000
                  2001                                336,000
                  2002                                301,000
                  -------------------------------------------

                                                   $1,532,000
                  ===========================================

Rent expense approximated $549,000 and $524,000 in 1998 and 1997, respectively.

      Retirement Plan

The Company maintains a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The Company's contributions to the Plan amounted to approximately $105,000 and $111,000 in fiscal 1998 and 1997, respectively.

      Joint Venture

In December, 1997, the Company entered into a joint venture with a biotechnology company which owns certain proprietary biotechnology. Using this technology, the joint venture is planning an early detection assay for septic shock. The agreement provides for the sharing of profit and loss, as defined, upon the successful completion of the joint venture project. Included in fiscal 1998 expenses are research and development costs of approximately $30,000 incurred by the Company on behalf of the joint venture.