Form 10QSB
period 1998-12-31
HEMAGEN DIAGNOSTICS INC
filed 1999-02-03
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1998          Commission File
                                                          number 1-11700

                          HEMAGEN DIAGNOSTICS, INC.
                   ---------------------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)


             Delaware                                04-2869857
     -----------------------                      ----------------
     (State of Organization)                      (I.R.S. Employer
                                                Identification Number)

             34-40 Bear Hill Road, Waltham, Massachusetts  02451
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

Yes  [X]      No  [ ]
    -----        -----

      As of December 31, 1998, the issuer had 7,851,890 shares of Common Stock, $.01 par value per share outstanding.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
                                                            -----------

      Item 1.  Financial Statements

            Consolidated Balance Sheets;                         2
            December 31, 1998 and
            September 30, 1998

            Consolidated Statements                              4
            of Operations; three months ended
            December 31, 1998 and 1997

            Consolidated Statements                              5
            of Cash Flows; three months
            ended December 31, 1998 and 1997

            Notes to Consolidated                                6
            Financial Statements

      Item 2.  Management's Discussion and                       9
               Analysis of Financial Condition and
               Results of Operations

PART II.  OTHER INFORMATION

      Item 5.  Other Information.                               16

      Item 6.  Exhibits and Reports on Form 8-K.                16


PART I - Financial Information

Item 1.  Financial Statements
         --------------------

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                   ASSETS
                                   ------

                                             December 31,    September 30,
                                                1998             1998
                                             ------------    -------------

Current Assets:
  Cash and cash equivalents                  $   168,654      $   412,193
  Accounts receivables, less allowance
   for doubtful accounts of $477,000
    at both December and September             2,910,611        3,294,598
  Inventories                                  6,334,110        6,212,254
  Prepaid expenses and other current assets      422,411          273,909
                                             ----------------------------

      Total current assets                     9,835,786       10,192,954

Property and Equipment:
  Fixed assets                                 7,447,463        7,293,427
  Less accumulated depreciation                3,203,523        2,926,231
                                             ----------------------------

                                               4,243,940        4,367,196

Other assets                                   1,392,739        1,403,486
                                             ----------------------------

                                             $15,472,465      $15,963,636
                                             ============================


See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                             December 31,    September 30,
                                                1998             1998
                                             ------------    -------------

Current Liabilities:
  Accounts payable and accrued expenses      $ 1,485,968      $ 1,093,532
  Deferred revenue                               134,633          152,929
  Note payable                                 2,251,926        3,500,000
                                             ----------------------------

      Total current liabilities                3,872,527        4,746,461
                                             ----------------------------

Subordinated note payable, net of
 unamortized discount of $160,085 and
 $181,637 at December and September
 respectively                                  1,089,915        1,068,363
                                             ----------------------------

Stockholders' Equity:
  Preferred stock, no par value - 1,000,000
   shares authorized; none issued                     --               --
  Common stock, $.01 par value - 30,000,000
   shares authorized; issued and
   outstanding: 7,851,890 at both
   December and September                         78,519           78,519
  Additional paid-in capital                  13,440,947       13,440,947
  Accumulated deficit                         (3,003,443)      (3,364,654)
                                             ----------------------------

                                              10,516,023       10,154,812
  Receivable from stockholder                     (6,000)          (6,000)
                                             ----------------------------

                                              10,510,023       10,148,812
                                             ----------------------------

                                             $15,472,465      $15,963,636
                                             ============================

See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                      December 31,
                                               --------------------------
                                                  1998            1997
                                                  ----            ----

Revenues:
  Product sales                                $4,679,101      $2,843,767

Costs and expenses:
  Cost of product sales                         2,773,640       1,577,651
  Research and development                        267,547         279,290
  Selling, general and administrative           1,177,012         883,499
                                               --------------------------

                                                4,218,199       2,740,440
                                               --------------------------

      Operating Income                            460,902         103,327

Other income (expenses), net                      (99,691)        (34,294)
                                               --------------------------

      Income before income taxes                  361,211          69,033
Provision for income taxes (Note C)                    --              --
                                               --------------------------

      Net income                               $  361,211      $   69,033
                                               ==========================

Net income per share - basic (Note B)          $     0.05      $     0.01
                                               ==========================

Net income per share - assuming
 dilution (Note B)                             $     0.05      $     0.01
                                               ==========================


See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                            Three Months Ended
                                                               December 31,
                                                       ----------------------------
                                                          1998             1997
                                                          ----             ----

Cash flows from operating activities:
  Net income                                           $   361,211      $    69,033
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                          304,549          214,195
    Amortization of debt discount                           21,552               --
    Changes in operating assets and liabilities:
      Accounts and other receivables                       383,987          176,331
      Prepaid expenses and other current assets           (148,502)          10,027
      Inventories                                         (121,856)        (242,467)
      Accounts payable and accrued expenses                392,436         (143,160)
      Deferred revenue                                     (18,296)              --
                                                       ----------------------------

      Net cash provided by operating activities          1,175,081           83,959
                                                       ----------------------------

Cash flows from investing activities:
  Purchase of property and equipment                      (154,036)         (29,939)
  Other assets                                             (16,510)           5,345
  Proceeds from short-term investments, net                     --          (10,401)
                                                       ----------------------------

      Net cash used by investing activities               (170,546)         (34,995)
                                                       ----------------------------

Cash flows from financing activities:
  Payments of long-term debt, net                               --          (71,702)
  Repayment of note payable                             (1,248,074)        (198,983)
  Proceeds from issuances of common stock                       --          112,500
                                                       ----------------------------

      Net cash used by financing activities             (1,248,074)        (158,185)
                                                       ----------------------------

      Net decrease in cash and cash equivalents           (243,539)        (109,221)

Cash and cash equivalents at beginning of period           412,193          294,086
                                                       ----------------------------

Cash and cash equivalents at end of period             $   168,654      $   184,865
                                                       ============================


See Notes to Consolidated Financial Statements.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 18, 1998.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month period ended December 31, 1998. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

NOTE B - NET INCOME PER SHARE

      Earnings per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

      The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for basic and diluted computations.


                                                   Three months ended
                                                      December 31,
                                                 ------------------------
                                                   1998           1997
                                                   ----           ----

Basic shares                                     7,851,890      7,791,066

Effect of dilutive securities
 - options and warrants                                  -         41,477

Dilutive shares                                  7,851,890      7,832,543


      Options and warrants to purchase 3,903,123 and 3,844,107 shares of common stock at prices ranging from $1.20 through $3.25 and $2.19 through $8.00 were outstanding during the three month period ended December 31, 1998 and December 31, 1997, respectively. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options and warrants expire at various dates through 2003.

NOTE C - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1998 or fiscal 1999 due to the availability of net operating loss carryforwards.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

      Statement of Financial Accounting Standards Board No. 130, "Reporting Comprehensive Income",("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision make in deciding how to allocate resources and assessing performance.

      Both of these new standards are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999 to affect financial statements.

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

Overview

      The Company has historically concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases. During the past several years the Company has focused its expansion efforts on synergistic acquisitions of companies, product lines and assets. The Company and its subsidiaries offer approximately 135 different test kits that have been cleared by the United States Food and Drug Administration ("FDA"). Several additional test kits and components are sold in foreign markets.

      On September 1, 1998, Hemagen completed the acquisition of the Analyst automated system from Dade Behring, Inc. ("Dade"). The Analyst is a patent-protected, low cost, bench top clinical chemistry and reagent system. RAICHEM, Hemagen's clinical chemistry division will produce most of the reagents for the Analyst, while Hemagen's facility in Maryland will assemble the unit's rotors and ship completed products. This acquisition positions the Company for growth in the multi-billion dollar point-of-care market as well as the physician office laboratory and veterinary diagnostic markets.

Results of Operations

The Three Month Period Ended December 31, 1998 Compared to the
 Three Month Period Ended December 31, 1997

      Revenues for the three month period ending December 31, 1998 increased to approximately $4,679,000 from approximately $2,844,000 (65%) for the same period ending December 31,1997. This increase was primarily due to the addition of sales from the Analyst(R) Acquisition (See "Liquidity and Capital Resources") and an increase in sales of blood banking products.

      Cost of product sales increased to approximately $2,774,000 from approximately $1,578,000 (76%), due to the increase in sales and overhead costs associated with production of Analyst(R) products. Cost of products sales as a percentage of sales increased to 59% from 55% during the period. The Company believes the costs of the Analyst products will decrease as a percentage of sales as the Company: (a) reaches full production for the Analyst business, and (b) more of the Analyst business production is shifted to the Company's own facilities later this fiscal year.

      Research and development expenses decreased to approximately $268,000 from approximately $279,000 (4%), primarily due to slightly less personnel costs allocated to research and development. During the period the Company received clearance from the United States Food and Drug Administration ("FDA") to market an automated test for HDL-Cholesterol through it's RAICHEM subsidiary.

      The Company is currently working to complete several research and development programs including:

      Autoimmune Diseases

      The Company is continuing its development of products to aid in the diagnosis of autoimmune diseases. ELISA kits for the detection of antibodies associated with Beta 2 glycoprotein are currently under development. These will be marketed with our recently approved anti-cardiolipin kits. In addition, an ELISA Screen assay to detect total antinuclear antibodies (ANA) is being developed. The Company believes that, barring any unforeseen regulatory hurdles, these assays will become commercially available during fiscal 1999.

      Infectious Diseases

      The Company has recently completed the development of products known as a "ToRCH panel" which include assays for toxoplasmosis, rubella, CMV, and herpes. Several of these products are being evaluated for submission to the FDA for clearance.

      The Company through it's Cellular Products, Inc. ("CPI") subsidiary has begun production of the viral lysates used in the Company's infectious disease products, including HIV, herpes and CMV. It is expected more of these lysates will be developed during the current year.

      Clinical Chemistry Reagents

      The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most complete clinical chemistry lines offered worldwide. Continuing efforts are directed at increasing the line of Serum Protein immunoassays ("SPIAs"), and the Company is attempting to modify them for use in the Analyst system (see below). Development of a kit to measure blood levels of ferritin is almost complete and plans to produce several other assays are in place.

      Analyst Instrument System

      Studies have begun to modify the contents (test panel) of the human Chem 14 rotor to ease reimbursement procedures and to make the product more informative for the doctor and the patient. These modifications should be completed during the current calendar year. As mentioned above, we are exploring the possibility of expanding the rotor technology to immunoassays of serum protein, therapeutic drug monitoring and a thyroid panel.

      New Analyst Instrument

      The Analyst instrument will be updated to include increased memory capacity, user friendly calibration technology and a smaller instrument footprint. The Company has entered into serious discussion with instrument manufacturers and it believes that a new Analyst will be available in Fiscal Year 2000.

      Vet Rotor

      The Company with personnel at Dade have developed a prototype rotor for the veterinary market. It is denoted as the Vet 16 Rotor and it is expected to be introduced to the market by April, 1999. At present, it is being tested in the field at several sites.

      Selling, general and administrative ("SG&A") expenses increased to approximately $1,177,000 from approximately $883,000 (33%), due to an increase in payroll, personnel and travel costs associated with the Company hiring a sales force and due to an increase in royalties expense associated with the purchase of the Analyst(R) business line. Since inception the Company has used telemarketing and sales literature as its primary selling tools. In June, 1998 the Company hired its first outside sales force to enhance sales and marketing in the United States and Europe. The Company believes this additional selling resource will increase sales and the Company's market share during the current fiscal year.

      Other expenses, net increased to approximately $100,000 from approximately $34,000 (194%) This increase was the result of the increased borrowings that were used to finance the Analyst purchase and estimated translation losses associated with the devaluation of the Brazilian Real. (See "Liquidity and Capital Resources").

      Net income increased to approximately $361,000 from approximately
$69,000 (423%), primarily due to increase in sales.   This was partially
offset by increases in cost of sales, SG&A expenses and other expenses.

Liquidity and Capital Resources

      The Company has financed its capital expenditures, operating requirements and growth primarily from the initial public offering of its common stock, lease financing arrangements, cash flow from operations, private placements completed in September 1995, and March 1996 and a $5,000,000 line of credit provided by BankBoston N.A. which was put in place on September 1, 1998.

      On September 1, 1998 the Company purchased certain assets from Dade related to a product line sold under the tradename Analyst. The Analyst product line consists of both the Analyst bench top clinical chemistry system and all the related consumables which are used in that system. The assets included are accounts receivable, inventory, equipment, and certain intellectual property. The Company agreed to assume certain of Dade's liabilities including accounts payable, service contracts and warranty obligations. Pursuant to the purchase and the related agreements, Dade will continue to manufacture the products under a separate manufacturing agreement for a period of up to thirty-six months while the Company transitions the manufacturing operations to its facilities located in Columbia, Maryland and San Diego, California. The Company intends to have the instruments manufactured by Dade or some other suitable third party for the foreseeable future.

      Under the purchase agreement, at the closing, the Company paid $3,500,000 in cash and issued a non-interest bearing promissory note (the "Note") to Dade in the amount of $1,250,000. The Company agreed to pay Dade in full on or before September 1, 2000. The Note and the purchase price are subject to adjustment due to changes in working capital transferred at the close of the purchase agreement. The Company has also agreed to pay Dade a royalty on the sale of certain consumables for use with the Analyst instrument.

      The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries.

      The Analyst system uses a rotor based technology that is capable of producing results of up to 14 different clinical chemistry tests in under ten minutes. The rotor contains dry prepackaged reagents in tablet form. Included tests include cholesterol, triglycerides, glucose, and total protein. The Analyst is sold in point of care settings such as physician office laboratories and veterinary office laboratories.

      At December 31, 1998, the Company's working capital was approximately $5,963,000 compared to working capital of approximately $5,446,000 at September 30, 1998. This increase was primarily the result of the net income for the period.

      During the three months ended December 31, 1998, the Company generated approximately $1,175,000 in cash from operating activities. This was the result of the net income for the period, depreciation and amortization expenses, a decrease in accounts receivable and an increase in accounts payable and accrued expenses. This cash, along with existing cash balances, was used to pay $1,248,000 of the Note to BankBoston (see above) and to purchase property and equipment and other assets.

      Inventory balances increased from approximately $6,212,000 at September 30, 1998 to approximately $6,334,000 at December 31, 1998, in support of an anticipated increase in product sales due to the increased marketing efforts. The Company has begun a review of inventory levels to systematically set them at appropriate levels.

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

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

      Statement of Financial Accounting Standards Board No. 130, "Reporting Comprehensive Income",("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance.

      Both of these new standards are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal years beginning after June 15, 1999.

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

Stock Repurchase

      The Company's Board of Directors has approved a program to repurchase up to 100,000 shares of its common stock. On January 6, 1999 the Company began to purchase shares in open market transactions. As of the date of this report, all 100,000 shares authorized have been purchased.

                           PART II - Other Information

Items 1 through 5:  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      b) Reports on Form 8-K. On November 12, 1998 the Company filed a Form 8K/A amending the following items, financial statements, exhibits or other portions of the 8-K filed on September 1, 1998.


             1. Amended to include financial information relating to the assets of the Analyst business purchased by the Company and the Company's pro-forma financial information.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                       Hemagen Diagnostics, Inc.
                                       -------------------------
                                       (Registrant)

January 28, 1999                       /s/ Carl Franzblau
----------------------                 --------------------------------
                                       Carl Franzblau
                                       Chief Executive Officer

January 28, 1999                       /s/ William Franzblau
----------------------                 --------------------------------
                                       William Franzblau
                                       Chief Financial Officer