Form 10QSB
period 1999-03-31
HEMAGEN DIAGNOSTICS INC
filed 1999-05-13
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999               Commission File
                                                            number 1-11700


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

      As of March 31, 1999, the issuer had 7,751,890 shares of Common Stock, $.01 par value per share outstanding.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX

PART I.  FINANCIAL INFORMATION                          PAGE NUMBER
                                                        -----------

         Item 1.  Financial Statements

                    Consolidated Balance Sheets;             2
                    March 31, 1999 and
                    September 30, 1998

                    Consolidated Statements                  4
                    of Operations; three months and
                    six months ended March 31,
                    1999 and 1998

                    Consolidated Statements                  5
                    of Cash Flows; six months
                    ended March 31, 1999 and 1998

                    Notes to Consolidated                    6
                    Financial Statements

         Item 2.    Management's Discussion and              9
                    Analysis of Financial
                    Condition and Results of
                    Operations


PART II.  OTHER INFORMATION

      Item 5.  Other Information.                           17

      Item 6.  Exhibits and Reports on Form 8-K.            17


PART I - Financial Information

Item 1.  Financial Statements
         --------------------

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS
                        ------

                                                            March 31,      September 30,
                                                              1999             1998
                                                           ----------      -------------

Current Assets:
  Cash and cash equivalents                                $    93,486      $   412,193
  Accounts and other receivables, less allowance for
   doubtful accounts of $298,000 at March and $477,000
   at September                                              2,544,922        3,294,598
  Inventories                                                6,845,147        6,212,254
  Prepaid expenses and other current assets                    583,081          273,909
                                                           ----------------------------

      Total current assets                                  10,066,636       10,192,954


Property and Equipment:
  Fixed assets                                               7,702,994        7,293,427
  Less accumulated depreciation                              3,505,663        2,926,231
                                                           ----------------------------

                                                             4,197,331        4,367,196

Other assets                                                 1,357,809        1,403,486
                                                           ----------------------------
                                                           $15,621,776      $15,963,636
                                                           ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                    $ 1,364,578      $ 1,093,532
  Customer deposits                                            752,121                -
  Deferred revenue                                             104,652          152,929
  Notes payable                                              2,220,085        3,500,000
                                                           ----------------------------
      Total current liabilities                              4,441,436        4,746,461
                                                           ----------------------------


Subordinated note payable, net of unamortized discount
 of $136,228 at March and $181,637 at September              1,113,772        1,068,363
                                                           ----------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value - 1,000,000
   shares authorized; none issued                                   --               --
  Common stock, $.01 par value - 30,000,000
   shares authorized; 7,851,890 issued and 7,751,890
   outstanding at March; 7,851,890 issued and
   outstanding at September                                     78,519           78,519
  Additional paid-in capital                                13,440,947       13,440,947
  Accumulated deficit                                       (3,357,261)      (3,364,654)
                                                           ----------------------------
                                                            10,162,205       10,154,812
  Less:
  Receivable from stockholders                                  (6,000)          (6,000)
  Treasury stock, 100,000 shares at March                      (89,637)
                                                           ----------------------------
                                                            10,066,568       10,148,812
                                                           ----------------------------
                                                           $15,621,776      $15,963,636
                                                           ============================


See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended             Six Months Ended
                                                                     March 31,                     March 31,
                                                             -------------------------     -------------------------
                                                                1999           1998           1999           1998
                                                                ----           ----           ----           ----

Revenues:
  Product sales                                              $3,658,065     $2,740,397     $8,257,502     $5,584,164

Costs and expenses:
  Cost of product sales                                       2,405,768      1,531,790      5,100,718      3,109,441
  Research and development                                      363,960        272,459        646,765        551,749
  Selling, general and administrative                         1,092,793        907,269      2,251,678      1,790,768
                                                             -------------------------------------------------------
                                                              3,862,521      2,711,518      7,999,161      5,451,958
                                                             -------------------------------------------------------
  Operating Income (loss)                                      (204,456)        28,879        258,341        132,206

Other income (expenses), net                                   (149,363)         2,095       (250,948)       (32,199)
                                                             -------------------------------------------------------

  Income (loss) before income taxes                            (353,819)        30,974          7,393        100,007
Provision for income taxes                                           --             --             --             --
                                                             -------------------------------------------------------

  Net income (loss)                                          $ (353,819)    $   30,974     $    7,393     $  100,007
                                                             =======================================================
Net income (loss) per share - basic (Note B)                 $    (0.05)    $    0.004     $     0.00     $     0.01
                                                             =======================================================
Net income (loss) per share - assuming dilution (Note B)     $    (0.05)    $    0.004     $     0.00     $     0.01
                                                             =======================================================


See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   Six Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                  1999           1998
                                                                  ----           ----

Cash flows from operating activities:
  Net income                                                   $     7,393     $ 100,007
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                  633,947       404,810
    Changes in assets and liabilities net of effect of
     business acquisition:
      Restricted cash                                                    -      (465,200)
      Accounts and other receivables                               549,818       467,251
      Prepaid expenses and other current assets                   (320,249)      (25,704)
      Inventories                                                 (632,893)     (851,493)
      Customer deposits                                            752,121       478,381
      Deferred revenue                                             (48,277)            -
      Accounts payable and accrued expenses                        271,046       100,240
                                                               -------------------------
      Net cash provided by operating activities                  1,212,906       208,292
                                                               -------------------------

Cash flows from investing activities:
  Purchase of property and equipment                              (198,632)      (59,469)
  Other assets                                                      (8,838)      (24,781)
  Proceeds from short-term investments, net                              -       730,827
                                                               -------------------------
      Net cash provided (used) by investing activities            (207,470)      646,577
                                                               -------------------------

Cash flows from financing activities:
  Proceeds from (payments of) long-term debt, net                   45,409      (161,387)
  Repayment of notes payable                                    (1,279,915)     (198,983)
  Proceeds from issuances (payments for buybacks)
   of common stock                                                 (89,637)      112,500
                                                               -------------------------
      Net cash used by financing activities                     (1,324,143)     (247,870)
                                                               -------------------------
      Net increase (decrease) in cash and cash equivalents        (318,707)      606,999

Cash and cash equivalents at beginning of period                   412,193       294,086
                                                               -------------------------

Cash and cash equivalents at end of period                     $    93,486     $ 901,085
                                                               =========================


See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 24, 1998.

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month and six month period ended March 31, 1999. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

NOTE B - NET INCOME (LOSS) PER SHARE

      Earnings (loss) per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

      The following is a reconciliation of the denominator (number of shares) used in the computation of earnings (loss) per share. The numerator (net income or loss) is the same for basic and diluted computations.

                                    Three months ended         Six months ended
                                        March 31,                 March 31,
                                  ----------------------    ----------------------
                                    1999         1998         1999         1998
                                    ----         ----         ----         ----

Basic shares                      7,765,279    7,851,890    7,809,060    7,821,066

Effect of dilutive securities
 - options and warrants                   -        5,638            -       20,554

Dilutive shares                   7,765,279    7,857,528    7,809,060    7,841,620


      Options and warrants that have an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS. Below is a summary of options and warrants excluded from the calculation:

                                  Three months ended               Six months ended
                                      March 31,                       March 31,
                              ---------------------------     ---------------------------
                                 1999            1998            1999            1998
                                 ----            ----            ----            ----

Shares excluded:               3,894,873       3,694,448       3,894,873       3,591,948

Price ranges:                 $1.20-$5.00     $1.75-$5.00     $1.20-$5.00     $2.00- 5.00


NOTE C - STOCK PURCHASE RIGHTS PLAN

      In January, 1999 the Company's Board of Directors declared a special dividend distribution of one common share purchase right for each outstanding share of common stock of Hemagen. The dividend was distributed on February 10, 1999 to stockholders of record on that date. These rights will become exercisable only if a person or group acquires 15 percent or more of Hemagen's common stock or announces a tender offer that would result in ownership of 15 percent or more of the Company's common stock. If one of these conditions occur, each right may entitle its holder (other than the 15 percent person or group) to $4.00 worth of newly issued shares of common stock of Hemagen (or of any company that acquires Hemagen) at a price equal to 50 percent of the current market price.

      The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 15 percent or more of Hemagen's common stock. The redemption price is $.001 per right.

      These rights will expire on January 27, 2009, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

NOTE D - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1998 or fiscal 1999 due to the availability of net operating loss carryforwards.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance.

      This new standard is effective for financial statements for the periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect implementation of this standard to materially affect future financial statements and disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No.133 is effective for all fiscal years beginning after June 15, 1999.

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

      On September 1, 1998, Hemagen completed the acquisition of the Analyst automated system from Dade Behring, Inc. ("Dade"). The Analyst is a patent-protected, low cost, bench top clinical chemistry and reagent system. RAICHEM, Hemagen's clinical chemistry division has begun production of some reagents and is in the process of developing many of the rest. Hemagen's facility in Maryland will assemble the unit's rotors and ship completed products. The Analyst instrument will be manufactured and serviced at the Company's Massachusetts facility. The Company has begun to redesign all of its facilities to accommodate these new activities. This acquisition positions the Company for growth in the multi-billion dollar point-of-care market as well as the physician office laboratory and veterinary diagnostic markets.

Results of Operations

The Three Month Period Ended March 31, 1999 Compared to the Three Month Period Ended March 31, 1998

      Revenues for the three month period ending March 31, 1999 increased to approximately $3,658,000 from approximately $2,740,000 (34%) for the same period ending March 31,1998. This increase was primarily due to the addition of sales from the Analyst(R) Acquisition (See "Liquidity and Capital Resources") and was partially offset by decreases in sales at RAICHEM, Cellular Products, Inc.("CPI"), and the Company's Brazilian subsidiary, Hemagen Diagnosticos e Commercio, ("HDC").

      Cost of product sales increased to approximately $2,406,000 from approximately $1,532,000 (57%), due to the increase in sales, overhead costs associated with production of Analyst(R) products and a sharp decrease in the margins at HDC due to a devaluation in the Brazilian Real. Cost of product sales as a percentage of sales increased to 66% from 56% during the same period in 1998. The Company believes the costs of the Analyst products will decrease as a percentage of sales as more of the Analyst business production is shifted to the Company's own facilities later this fiscal year.

      Research and development expenses increased to approximately $364,000 from approximately $272,000 (34%), due to higher personnel and supply costs in association with development of Analyst(R) reagents and products, new ELISA tests and new viral lysates for use in the Company's infectious disease program. During the period the Company completed development of a new Vet Rotor and new normal and abnormal controls for the veterinary market. These products were introduced to market in April, 1999.

      The Company is currently working to complete several research and development programs including:

      Autoimmune Diseases

      The Company is continuing its development of products to aid in the diagnosis of autoimmune diseases. ELISA kits for the detection of antibodies associated with Beta 2 glycoprotein is nearing completion. These will be marketed with our recently approved anti-cardiolipin kits. In addition, an ELISA Screen assay to detect total antinuclear antibodies (ANA) is being developed. The Company believes that, barring any unforeseen regulatory hurdles, these assays will become commercially available during fiscal 1999.

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

      Analyst Instrument System

      Studies have begun to modify the contents (test panel) of the human Chem 14 rotor to ease reimbursement procedures and to make the product more informative for the doctor and the patient. These modifications should be completed during the current calendar year. As mentioned above, the Company is exploring the possibility of expanding the rotor technology to immunoassays of serum protein, therapeutic drug monitoring and a thyroid panel.

      New Analyst Instrument

      The Analyst instrument will be updated to include increased memory capacity, user friendly calibration technology and a smaller instrument footprint. The Company has contracted with an instrument developer to design this new machine. The new Analyst instrument will be manufactured at the Company's Waltham, MA facility.

      Selling, general and administrative ("SG&A") expenses increased to approximately $1,093,000 from approximately $907,000 (21%), due to an increase in payroll, personnel and travel costs associated with the Company hiring a sales force and due to an increase in royalties expense associated with the purchase of the Analyst(R) business line.

      Other expenses, net changed to approximately $149,000 expense, net from income, net of approximately $2,000 during the same period last year. This change was the result of an increase in interest expense associated with the increased borrowings that were used to finance the Analyst purchase and translation losses associated with the devaluation of the Brazilian Real. (See "Liquidity and Capital Resources").

      Net, the Company lost approximately $354,000 compared to income of approximately $31,000 for the same period last year. This change was due to higher cost of sales, higher SG&A expenses, higher research and development expenses and higher other expenses. This was partially offset by increases in sales.

The Six Month Period Ended March 31, 1999 Compared to the Six Month Period Ended March 31, 1998

      Revenues for the six month period ending March 31, 1999 increased to approximately $8,258,000 from approximately $5,584,000 (48%) for the same period ending March 31,1998. This increase was primarily due to the addition of sales from the Analyst(R) Acquisition (See "Liquidity and Capital Resources") and an increase in sales of blood banking products. This was partially offset by decreases in sales at CPI and HDC.

      Cost of product sales increased to approximately $5,101,000 from approximately $3,109,000 (64%), due to the increase in sales, overhead costs associated with production of Analyst(R) products and a sharp decrease in the margins at HDC due to the devaluation of the Brazilian Real. Cost of product sales as a percentage of sales increased to 62% from 56% during the period. The Company believes the costs of the Analyst products will decrease as a percentage of sales as more of the Analyst business production is shifted to the Company's own facilities later this fiscal year.

      Research and development expenses increased to approximately $647,000 from approximately $552,000 (17%), due to higher personnel and supply costs in association with development of Analyst(R) reagents and products, new ELISA tests and new viral lysates for use in the Company's infectious disease program. During the period the Company completed development of a new Vet Rotor and new normal and abnormal controls for the veterinary market. These products were introduced to market in April, 1999. The Company has also received clearance from the FDA to market an automated test for HDL-Cholesterol through it's RAICHEM subsidiary.

      For a detail of current research and development projects see the comparison of three month periods ended March 31, 1999 and 1998 above.

      Selling, general and administrative ("SG&A") expenses increased to approximately $2,252,000 from approximately $1,791,000 (26%), due to an increase in payroll, personnel and travel costs associated with the Company hiring a sales force and due to an increase in royalties expense associated with the purchase of the Analyst(R) business line.

      Other expenses, net increased to approximately $251,000 from approximately $32,000 during the same period last year. This increase was the result of an increase in interest expense associated with the increased borrowings that were used to finance the Analyst purchase and translation losses associated with the devaluation of the Brazilian Real. (See "Liquidity and Capital Resources").

      Net income decreased to approximately $7,000 from approximately $100,000 (93%) for the same period last year. This decrease was due to higher cost of sales, higher SG&A expenses, higher research and development expenses and higher other expenses. This was partially offset by an increase in sales.

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

      On September 1, 1998 the Company purchased certain assets from Dade related to a product line sold under the tradename Analyst. The Analyst product line consists of both the Analyst bench top clinical chemistry system and all the related consumables which are used in that system. The assets included were accounts receivable, inventory, equipment, and certain intellectual property. The Company agreed to assume certain of Dade's liabilities including accounts payable, service contracts and warranty obligations. Pursuant to the purchase and the related agreements, Dade will continue to manufacture the products under a separate manufacturing agreement for a period of up to thirty-six months while the Company transitions the manufacturing operations to its facilities located in Columbia, Maryland, San Diego, California and Waltham, Massachusetts.

      Under the purchase agreement, at the closing, the Company paid $3,500,000 in cash and issued a non-interest bearing promissory note (the "Note") to Dade in the amount of $1,250,000. The Company agreed to pay Dade in full on or before September 1, 2000. The Company and Dade have agreed, in principle, to a $200,000 decrease to the purchase price related to decreases in working capital transferred at the close of the purchase agreement. The Company has also agreed to pay Dade a royalty on the sale of certain consumables for use with the Analyst instrument.

      The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries.

      The Analyst system uses a rotor based technology that is capable of producing results of up to 16 different clinical chemistry tests in under ten minutes. The rotor contains dry prepackaged reagents in tablet form. Included tests include cholesterol, triglycerides, glucose, and total protein. The Analyst is sold in point of care settings such as physician office laboratories and veterinary office laboratories.

      At March 31, 1999, the Company's working capital was approximately $5,625,000 compared to working capital of approximately $5,446,000 at September 30, 1998. This increase was primarily the result of a decrease in current liabilities during the period.

      During the six months ended March 31, 1999, the Company generated approximately $1,213,000 in cash from operating activities. This was the result of depreciation and amortization expenses not requiring the outlay of cash, a decrease in accounts receivable, an increase in customer deposits, and an increase in accounts payable and accrued expenses. This was partially offset by an increase in inventory balances and prepaid expenses.
 This cash, along with existing cash balances, was used primarily to pay $1,280,000 of the note to BankBoston (see above), to purchase property and to repurchase 100,000 shares of its common stock.

      Inventory balances increased from approximately $6,212,000 at September 30, 1998 to approximately $6,845,000 at March 31, 1999 in support of an anticipated increase in product sales due to the increased marketing efforts. Most of this increase has been in support of the Analyst product line.

      Management believes its cash and cash equivalents, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

Year 2000 Systems

      The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material.
 In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and does not believe that any problems would have a material effect upon the Company.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance.

      This new standard is effective for financial statements for the periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect implementation of this standard to materially affect future financial statements and disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No.133 is effective for all fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999 to affect its financial statements.

Impact of Inflation

      Domestic inflation during the last two fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period. The Company experienced significant translation losses during both the three and six month period ended March 31, 1999 due to a substantial devaluation of the Brazilian Real.

Stock Repurchase

      The Company's Board of Directors approved a program to repurchase up to 100,000 shares of its common stock. On January 15, 1999 the Company completed these purchases in open market transactions.


                         PART II - Other Information

Items 1 through 5:    Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         b) Reports on Form 8-K. On February 10, 1999 the Company filed a Form 8K describing the Stock Purchase Rights Plan.


                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       Hemagen Diagnostics, Inc.
                                       -------------------------
                                       (Registrant)



May 10, 1999                           /s/ Carl Franzblau
------------                           ------------------
                                       Carl Franzblau
                                       Chief Executive Officer


May 10, 1999                           /s/ William Franzblau
------------                           ---------------------
                                       William Franzblau
                                       Chief Financial Officer