Form 10QSB
period 1999-06-30
HEMAGEN DIAGNOSTICS INC
filed 1999-08-16
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999               Commission File
                                                           number 1-11700


                          HEMAGEN DIAGNOSTICS, INC.
                   ---------------------------------------
                   (Exact name of Small Business Issuer as
                          Specified in its Charter)


         Delaware                                               04-2869857
----------------------------------------------------------------------------
(State of Organization)                                     (I.R.S. Employer
                                                              Identification
                                                                  Number)


             34-40 Bear Hill Road, Waltham, Massachusetts  02451
             ---------------------------------------------------
             (Address of principal executive offices, Zip Code)


                               (781) 890-3766
               ----------------------------------------------
              (Issuer's telephone number, including area code)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]
   -------  -------

      As of June 30, 1999, the issuer had 7,751,890 shares of Common Stock, $.01 par value per share outstanding.

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                 PAGE NUMBER
                                                               -----------

      Item 1.   Financial Statements

          Consolidated Balance Sheets;                                  2
          June 30, 1999 and
          September 30, 1998

          Consolidated Statements                                       4
          of Operations; three months and nine
          months ended June 30,
          1999 and 1998

          Consolidated Statements                                       5
          of Cash Flows; nine months
          ended June 30, 1999 and 1998

          Notes to Consolidated                                         6
          Financial Statements

      Item 2.   Management's Discussion and                             9
                Analysis of Financial
                Condition and Results of
                Operations


PART II.  OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote                        20
                by Security Holders

      Item 6.   Exhibits and Reports on Form 8-K.                      20


PART I   -   Financial Information

Item 1.   Financial Statements
          --------------------

                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------

                                                  June 30,        September 30,
                                                    1999               1998
                                                ----------         -----------

Current Assets:
  Cash and cash equivalents                     $   40,375         $   412,193
  Accounts and other receivables,
   less allowance for doubtful
   accounts of $276,000 at June
   and $477,000 at September                     2,366,991           3,294,598
  Inventories                                    6,848,387           6,212,254
  Net assets of CPI, held for
   sale (Note D)                                   778,571                   -
  Prepaid expenses and other current
   assets                                          402,727             273,909
                                               -------------------------------

      Total current assets                      10,437,051          10,192,954


Property and Equipment:
  Fixed assets                                   7,800,750           7,293,427
  Less accumulated depreciation                  3,775,680           2,926,231
                                               -------------------------------

                                                 4,025,070           4,367,196

Other assets                                     1,319,644           1,403,486
                                               -------------------------------
                                               $15,781,765         $15,963,636
                                               ===============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses         $1,412,862          $1,093,532
  Customer deposits                                453,526                   -
  Deferred revenue                                  91,094             152,929
  Note payable                                   2,576,615           3,500,000
                                              --------------------------------
      Total current liabilities                  4,534,097           4,746,461
                                              --------------------------------

Subordinated note payable, net of
 unamortized discount
 of $113,523 at June and
 $181,637 at September                           1,136,477           1,068,363
                                              --------------------------------

Stockholders' Equity:
  Preferred stock, no par
   value - 1,000,000 shares
   authorized; none issued                             --                   --
  Common stock, $.01 par
   value - 30,000,000 shares
   authorized; 7,851,890 issued and
   7,751,890 outstanding at June;
   7,851,890 issued and outstanding
   at September.                                   78,519               78,519
  Additional paid-in capital                   13,440,947           13,440,947
  Accumulated deficit                          (3,312,638)          (3,364,654)
                                              ---------------------------------
                                               10,206,828           10,154,812
  Receivable from stockholder                      (6,000)              (6,000)
  Treasury Stock, 100,000 shares at June 30       (89,637)                   -
                                              --------------------------------
                                               10,091,191           10,148,812
                                              --------------------------------
                                              $15,781,765          $15,963,636
                                              ================================

      See Notes to Consolidated Financial Statements


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended           Nine Months Ended
                                                             June 30,                  June 30,
                                                     ------------------------    -------------------------
                                                        1999          1998          1999          1998
                                                        ----          ----          ----          ----

Revenues:
  Product sales                                      $3,698,853    $3,453,112    $11,956,355    $9,037,276

Costs and expenses:
  Cost of product sales                               2,156,769     2,002,234      7,257,487     5,111,675
  Research and development                              310,777       251,142        957,542       802,891
  Selling, general and administrative                 1,116,681       935,619      3,368,359     2,726,387
                                                     -----------------------------------------------------
                                                      3,584,227     3,188,995     11,583,388     8,640,953
                                                     -----------------------------------------------------

  Operating Income                                       94,626       264,117        352,967       396,323

Other income (expenses), net                            (70,002)       12,230       (320,950)      (19,969)
                                                     -----------------------------------------------------


  Income before income taxes                             44,624       276,347         52,017       376,354
Provision for income taxes (Note E)                          --            --             --            --
                                                     -----------------------------------------------------


  Net income                                         $   44,624    $  276,347    $    52,017    $  376,354
                                                     =====================================================

Net income per share - basic (Note B)                $     0.01    $     0.04    $      0.01    $     0.05
                                                     =====================================================

Net income per share - assuming dilution (Note B)    $     0.01    $     0.04    $      0.01    $     0.05
                                                     =====================================================

      See Notes to Consolidated Financial Statements.


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                Nine Months Ended
                                                                    June 30,
                                                             ----------------------
                                                                1999          1998
                                                                ----          ----

Cash flows from operating activities:
  Net income                                                 $   52,017    $376,354
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                             1,064,520     604,146
    Changes in assets and liabilities:
    Restricted cash                                                   -     (96,050)
    Accounts and other receivables                              593,237     357,117
    Prepaid expenses and other current assets                  (135,837)    (27,968)
    Inventories                                              (1,139,938)   (797,394)
    Customer deposits                                           453,526     109,410
    Deferred revenue                                            (61,835)          -
    Accounts payable and accrued expenses                       474,147       2,574
                                                             ----------------------

      Net cash provided by operating activities               1,299,837     528,189
                                                             ----------------------

Cash flows from investing activities:
  Purchase of property and equipment                           (655,661)   (236,235)
  Other assets                                                   (2,971)    (40,592)
  Proceeds from short-term investments, net                           -     730,827
                                                             ----------------------

      Net cash provided (used) by investing activities         (658,632)    454,000
                                                             ----------------------

Cash flows from financing activities:
  Proceeds from (payments of) long-term debt, net                     -    (269,153)
  Repayment of notes payable                                   (923,386)   (198,983)
  Proceeds from issuances (payments for buybacks)
   of common stock                                              (89,637)    112,500
                                                             ----------------------

      Net cash used by financing activities                  (1,013,023)   (355,636)
                                                             ----------------------

      Net increase (decrease) in cash and cash equivalents     (371,818)    626,553

Cash and cash equivalents at beginning of year                  412,193     294,086
                                                             ----------------------

Cash and cash equivalents at end of period                   $   40,375   $  920,639
                                                             =======================

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

      In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the nine month period ended June 30, 1999. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

                                      Three months ended            Nine months ended
                                            June 30,                      June 30,
                                   ------------------------      ------------------------
                                      1999           1998           1999           1998
                                   ------------------------------------------------------

Basic shares                       7,751,890      7,851,890      7,790,004      7,831,341

Effect of dilutive securities
 - options and warrants                    -         17,181              -         22,049

Dilutive shares                    7,751,890      7,869,071      7,790,004      7,853,390


      Options and warrants that have an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS. Below is a summary of options and warrants excluded from the calculation:

                                  Three months ended                  Nine months ended
                                         June 30,                         June 30,
                             ----------------------------      ----------------------------
                                  1999             1998            1999              1998
                             --------------------------------------------------------------

Shares excluded:               3,867,073        3,640,173        3,867,073        3,640,173

Price ranges:                $1.20-$2.75      $1.75-$5.00      $1.20-$2.75      $1.75- 5.00

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

NOTE D - SALE OF CELLULAR PRODUCTS, INC.

      On July 23, 1999, the Company sold all of the outstanding stock of its wholly owned subsidiary, Cellular Products, Inc. ("CPI") located in Buffalo, New York, to ZeptoMetrix Corporation, a company created by two of CPI's senior managers for the purpose of purchasing CPI. The purchase price was $800,000 cash. The price was negotiated as an arms length transaction.

NOTE E - INCOME TAXES

      No provision for income taxes has been accrued during fiscal 1998 or fiscal 1999 due to the availability of net operating loss carry forward.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No.133, as amended, is effective for all fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


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

      On September 1, 1998, Hemagen completed the acquisition of the Analyst automated system from Dade Behring, Inc. ("Dade"). The Analyst is a patent-protected, low cost, bench top clinical chemistry and reagent system. RAICHEM, Hemagen's clinical chemistry division has begun production of some reagents and is in the process of developing many of the rest. Analyst instruments are now manufactured and serviced at the Company's Massachusetts facility. Hemagen's facility in Maryland will assemble the unit's rotors and ship completed products. The Company has been redesigning all of its facilities to accommodate these new activities. Much of this redesign is complete. This acquisition positions the Company for growth in the multi-billion dollar point-of-care market as well as the physician office laboratory and veterinary diagnostic markets.

      When Hemagen completed its initial public offering of its Common Stock in 1993, the goal was to build a profitable multi-product diagnostic enterprise that could serve as the cornerstone of a sizable medical device company. It has been management's experience in this industry that success is achieved by steadily growing sales of core product lines, developing new products that complement existing products and acquiring enterprises with complementary technologies. Following that strategy has poised Hemagen to emerge as a prominent competitor in the medical and veterinary diagnostic communities.

      During the past few years, Hemagen has developed many new diagnostic products while simultaneously pursuing strategic acquisitions that management believes has added value to the Corporation by increasing the menu of available diagnostic products offered for sale by Hemagen. Management believes that the increased product offerings may attract new distribution outlets and end users. The Board of Directors has overseen a string of successful acquisitions and structural changes from 1993, when they took the Corporation public, to the present, including:

      the expansion of Hemagen's distribution center for Latin America in Brazil in 1993;

      the addition of the immunofluoresence product line in 1995;

      the acquisition and integration of the RAICHEM clinical chemistry business in 1996;

      the acquisition of Cellular Products, Inc. research products in 1996;

      the addition of several VIRGO and RAICHEM products for which the Corporation has succeeded in receiving FDA clearance;

     the execution of contracts with several multi-national corporations including Carter-Wallace, Inc., AVL Scientific Corporation and
       Boehringer Mannheim GmbH; and

      the acquisition of the Analyst benchtop clinical chemistry system from Dade Behring in 1998.

      Management and the Board of Directors are optimistic about the ability of Hemagen to leverage these recent developments to position the Corporation for expansion into new markets. The Company is also seeking to increase profit margins by concentrating efforts in three core areas within the field of diagnostics that complement each other and provide an opportunity for cross-marketing of Hemagen's products. Hemagen's three key platforms are:

      its immunodiagnostic division;

      its clinical chemistry division; and

      its point-of-care instrumentation business, which includes the Analyst and companion products.

      Historically, Hemagen has placed the greatest emphasis on its immunodiagnostic business. Management believes that the expansion into additional product lines has allowed the Company to increase its presence in international markets. Consistent with our recent emphasis on Hemagen's three core technologies, management and the Board of Directors have been examining which segments of the Corporation are incompatible with the strategic focus. The Board of Directors determined that Cellular Products, Inc. no longer fit into the strategic focus and therefore sold that subsidiary in July 1999 (see "Liquidity and Capital Resourses" below). As part of the master business plan, management has been analyzing other aspects of the Company to reduce expenses and increase profitability. Based upon estimates done by management, the Company expects that the measures taken to date as well as the measures which are being implemented within the next six months will save over $1,000,000 in expenses and future potential losses. These measures include but are not limited to bringing various manufacturing operations in-house and outsourcing certain sales and marketing efforts. Add to that the Company's projected increase in sales based solely upon the new Vet Rotor introduced in April, 1999 and the reagent agreement with an international instrument company, AVL Scientific, which management believes will show an increase in profits, management and the Board of Directors is of the opinion that Hemagen's future is exciting and optimistic.

      The Board of Directors and management have also led Hemagen to develop several new products, for which the Company is pursuing regulatory approval by the FDA, in the fields of infectious diseases and autoimmune diseases. The strategy of supporting continuous research and development is beginning to reap rewards for the Corporation, and the Board of Directors believes that continued emphasis on research and development will maximize long-term value for Hemagen's shareholders.

Results of Operations

The Three Month Period Ended June 30, 1999 Compared to the Three Month Period Ended June 30, 1998

      Revenues for the three month period ending June 30, 1999 increased to approximately $3,699,000 from approximately $3,453,000 (7%) for the period ending June 30,1998. This increase was primarily due to the addition of sales from the Analyst(R) Acquisition (See "Liquidity and Capital Resources") and was partially offset by a large decrease in sales of blood banking products as a result of the loss of an OEM agreement with Olympus, America. Sales also decreased at RAICHEM and the Company's Brazilian subsidiary, Hemagen Diagnosticos e Commercio, ("HDC"). However, both HDC and RAICHEM have begun to show an increasing trend in sales.

      Cost of product sales increased to approximately $2,157,000 from approximately $2,002,000 (8%), due to the increase in sales. Cost of product sales as a percentage of sales was 58% during both the three month period ended June 30, 1998 and June 30, 1999. The Company believes the costs of the Analyst products will decrease as a percentage of sales as more of the Analyst business production is shifted to the Company's own facilities later this year. Currently, Analyst equipment manufacture and service, and the manufacture of some controls and calibrators is being done at the Company's facilities.

      Research and development expenses increased to approximately $311,000 from approximately $251,000 (24%), due to higher personnel and supply costs in association with development of Analyst(R) reagents and products and new ELISA immunodiagnostic tests. During the period the Company completed development of ELISA kits for the detection of Beta 2 Glycoprotein 1. The Company expects to have FDA clearance to market these kits before the end of the current fiscal year. These will be marketed with our recently approved anti-cardiolipin kits.

      The Company is currently working to complete several research and development programs including:

Autoimmune Diseases

      The Company is continuing its development of products to aid in the diagnosis of autoimmune diseases. ELISA kits for the detection of antibodies associated with Beta 2 Glycoprotein 1 has been submitted to the FDA for clearance to market. In addition, an ELISA Screen assay to detect total antinuclear antibodies (ANA) is nearing completion. The Company believes that, barring any unforeseen regulatory hurdles, these assays will become commercially available during fiscal 1999.

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

Analyst Instrument System

      Studies have begun to modify the contents (test panel) of the human Chem 14 rotor to ease reimbursement procedures and to make the product more informative for the doctor and the patient. These modifications should be completed during the current calendar year. As mentioned above, the Company is exploring the possibility of expanding the rotor technology to immunoassays of serum protein, therapeutic drug monitoring, a thyroid panel and a cardiac panel.

New Analyst Instrument

      The Analyst instrument will be updated to include increased memory capacity, user friendly calibration technology and a smaller instrument footprint. The Company has contracted with an instrument developer to design this new machine. The new Analyst instrument will be manufactured at the Company's Waltham, MA facility.

      Selling, general and administrative ("SG&A") expenses increased to approximately $1,117,000 from approximately $936,000 (19%), due primarily to an increase in payroll and personnel costs associated with the Company hiring additional technical and customer support personnel and due to an increase in royalties expense. Both of these increases are associated with the purchase of the Analyst(R) business line.

      Other expenses, net was approximately $70,000 expense, net as compared to income, net of approximately $12,000 the same period last year. This change was the result of an increase in interest expense associated with the increased borrowings that were used to finance the Analyst purchase. (See "Liquidity and Capital Resources").

      Net, the Company income decreased to approximately $45,000 from approximately $276,000 (84%) for the same period last year. This change was due to higher cost of sales, higher SG&A expenses, higher research and development expenses and higher other expenses. This was partially offset by increases in sales.

      The Nine Month Period Ended June 30, 1999 Compared to the Nine Month Period Ended June 30, 1998

      Revenues for the nine month period ending June 30, 1999 increased to approximately $11,956,000 from approximately $9,037,000 (32%) for the same period ending June 30,1998. This increase was entirely due to the addition of sales from the Analyst(R) Acquisition (See "Liquidity and Capital Resources") and was partially offset by a decrease in sales of blood banking products as a result of the loss of an OEM agreement with Olympus, America, a decrease in sales at RAICHEM, CPI, the Company's Brazilian subsidiary, Hemagen Diagnosticos e Commercio, "HDC"), and in the Company's Virgo product line manufactured in Maryland and Massachusetts.

      Cost of product sales increased to approximately $7,257,000 from approximately $5,112,000 (42%), due to the increase in sales, overhead costs associated with production of Analyst(R) products and a decrease in the margins at HDC due to the devaluation of the Brazilian Real. Cost of product sales as a percentage of sales increased to 61% from 57% during the period. The Company believes the costs of the Analyst products will decrease as a percentage of sales as more of the Analyst business production is
shifted to the Company's own facilities later this year.   Currently,
Analyst equipment manufacture and service and the manufacture of some controls and calibrators has been transferred to the Company's facilities.

      Research and development expenses increased to approximately $958,000 from approximately $803,000 (19%), due to higher personnel and supply costs in association with development of Analyst(R) reagents and products and new ELISA tests. During the period the Company completed development of a new Vet Rotor and new normal and abnormal controls for the veterinary market. These products were introduced to market in April, 1999. The Company has also received clearance from the FDA to market an automated test for HDL-Cholesterol through it's RAICHEM subsidiary and has completed work on ELISA kits for the detection of antibodies associated with Beta 2 Glycoprotein 1. These have been submitted to the FDA for clearance to market.

      For a detail of current research and development projects see the comparison of three month periods ended June 30, 1999 and 1998 above.

      Selling, general and administrative ("SG&A") expenses increased to approximately $3,368,000 from approximately $2,726,000 (23%), due primarily to an increase in payroll and personnel costs associated with the Company hiring additional sales and marketing, technical and customer support personnel and due to an increase in royalties expense. Both of these increases are associated with the purchase of the Analyst(R) business line.

      Other expenses, net increased to approximately $321,000 from approximately $20,000 during the same period last year. This increase was the result of an increase in interest expense associated with the increased borrowings that were used to finance the Analyst purchase and translation losses associated with the devaluation of the Brazilian Real. (See "Liquidity and Capital Resources").

      Net income decreased to approximately $52,000 from approximately $376,000 (86%) for the same period last year. This decrease was due to higher cost of sales, higher SG&A expenses, higher research and development expenses and higher other expenses associated with the Analyst business. This was partially offset by an increase in sales.

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

      On July 23, 1999, the Company sold all of the outstanding stock of its wholly owned subsidiary, Cellular Products, Inc. ("CPI") located in Buffalo, New York, to ZeptoMetrix Corporation, a company created by two of CPI's senior managers for the purpose of purchasing CPI. The purchase price was $800,000 cash. The purchase price was negotiated as an arms length transaction. Company management believes CPI no longer fits into the long term strategic plan of Hemagen. The sale of CPI will allow Hemagen to focus on the growth of its core markets: point of care systems; particularly the Analyst Clinical Chemistry System, (described below) immunodiagnostics, and clinical chemistry.

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

      The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries. Under this loan agreement the Company is required to meet certain covenants regarding profitability, tangible net worth, leverage ratio and debt service coverage.
 The Company did not meet the debt service coverage covenant of its loan agreement primarily due to capital expenditures incurred in connection with the transfer of the Analyst business and the Bank has agreed to a temporary forbearance regarding this covenant, the exact terms of which are being negotiated.

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

      At June 30, 1999, the Company's working capital was approximately $5,903,000 compared to working capital of approximately $5,446,000 at September 30, 1998.

      During the nine months ended June 30, 1999, the Company generated approximately $1,300,000 in cash from operating activities. This was the result of depreciation and amortization expenses not requiring the outlay of cash, a decrease in accounts receivable, an increase in customer deposits, and an increase in accounts payable and accrued expenses. This was partially offset by an increase in inventory balances. This cash, along with existing cash balances, was used primarily to pay $923,000 of the note to BankBoston (see above), to purchase property and equipment and to repurchase 100,000 shares of its common stock.

      Inventory balances increased from approximately $6,212,000 at September 30, 1998 to approximately $7,352,000 at June 30, 1999 including $504,000 of CPI inventory held for sale. This increase was in support of an anticipated increase in product sales due to the increased marketing efforts. Most of this increase has been in support of the Analyst product line.

      Management believes its cash and cash equivalents, together with anticipated cash flow from operations, are sufficient to meet the Company's cash needs for its ongoing business.

Year 2000 Systems

      The Company does not manufacture embedded system devices or any products that are directly affected by the so-called "Year 2000 Problem". We do recognize however, that some of our internal support systems could disrupt our ability to distribute products in a timely manner to our customers. To address this concern, the Company has established a company wide network of Year 2000 team leaders to evaluate internal systems and those of our suppliers. The Company uses a variety of off the shelf consumer software for the implementation of business activities. All current versions are either identified as Year 2000 compliant by the manufacturer of said software or the software is in the process of being converted to versions that are Year 2000 compliant.

      The Company does not believe the total cost to address any changes required by the Year 2000 problem will be material. Further, the Company believes that any disruption of business operations as a result of the Year 2000 problem will be minimal and will not have a material effect upon the Company.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No.133,as amended, is effective for all fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Impact of Inflation

      Domestic inflation during the last two fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period. The Company experienced significant translation losses during the nine month period ended June 30, 1999 due to a substantial devaluation of the Brazilian Real.

Stock Repurchase

      The Company's Board of Directors approved a program to repurchase up to 100,000 shares of its common stock. On January 15, 1999 the Company completed these purchases in open market transactions.

Change of Company By Laws

      On July 2, 1999 the Company's Board of Directors amended the Company's by-laws to provide that, in order for the Corporation's shareholders to amend, alter or repeal any by-law, holders of at least two-thirds of the outstanding shares of Common Stock must approve such action.

      The Board took this action for several reasons, including the change aligns the vote necessary to change the by-laws with that required to change the Corporation's certificate of incorporation, which had been two-thirds; that it adds an additional level of protection to the Corporation's classified board governance structure, which the Board believes contributes to consistency and stability in corporate policy, while at the same time not precluding a successful solicitation by the Redwood Group (see below); and that it also tends to neutralize any timing advantage which would otherwise inhere in the Redwood Group by virtue of its having filed its solicitation materials with the Security and Exchange Commission ("SEC") several days earlier than the Corporation's filing of its materials, thus increasing the chances that all stockholders of the Corporation will have the opportunity to read and consider both sides' positions before any action by written consent can become final.

Redwood Consent Filing

      A consent solicitation was filed by Jerry Ruyan, William Hales, Thomas Donelan and Christopher Hendy (collectively the Redwood Group) with the SEC proposing the following:

(1) Oust the duly elected Board of Directors of the Company, replacing them with Messrs. Ruyan, Hales, Donelan and Hendy, and leave two vacancies on the Board.
(2) Approve a grant to the Redwood Group members, or an entity that they control, of options to purchase a total of 15% of Hemagen common stock, on a fully diluted basis.
(3) Amend Hemagen's by-laws to eliminate the staggered board and make certain other changes which would enable the Redwood group to remove all of the directors without cause.

      The Board of Directors of the Corporation unanimously and vigorously oppose the Redwood Group's solicitation of consents and has filed a Revocation of Consent in opposition to solicitation of the Redwood Group. The full explanation of the Board of Directors position is contained within this document which was filed with the SEC on July 27, 1999 and which is included by reference herein.

PART II - Other Information

Items 1 through 3:   Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

a)   The Company's annual meeting was held on March 16, 1999.

b) The following individuals were elected as directors to serve a three year term expiring in 2002. The following table indicates the number of votes in favor and votes withheld:

Director                            Votes in favor            Votes withheld
--------                            --------------            --------------

Paul N. Fruitt                         5,547,892                  214,985

Charles W. Smith                       5,527,664                  235,213

c) The shareholders voted in favor of the selection of BDO Seidman, LLP as the independent accountants of the corporation for the fiscal year ending September 30, 1999. The following table indicated the number of votes:

          For                   Against                Abstain
          ---                   -------                -------

       5,688,527                 51,875                 22,475

Item 5:  Not applicable

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

a)   Exhibits attached hereto

10kk.      Employment agreement between Hemagen Diagnostics, Inc.
           and Carl Franzblau dated May 18, 1999.
10ll.      Employment agreement between Hemagen Diagnostics, Inc.
           and Ricardo de Oliveira dated May 18, 1999.
10mm.      Employment agreement between Hemagen Diagnostics, Inc.
           and William Franzblau dated May 18, 1999.

b) Reports on Form 8-K. On July 2, 1999 the Company filed a Form 8K describing a change in corporate By Laws

      On August 6, 1999 the Company filed a Form 8K describing the sale of Cellular Products, Inc. to ZeptoMetrix Corporation.

c) The Company hereby incorporates by reference its definitive proxy solicitation filed with the SEC on July 27, 1999.


                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                         Hemagen Diagnostics, Inc.
                                         --------------------------
                                         (Registrant)


August 16, 1999                          /s/ Carl Franzblau
---------------                          -----------------------
                                         Carl Franzblau
                                         Chief Executive Officer


August 16, 1999                          /s/ William Franzblau
---------------                          -----------------------
                                         William Franzblau
                                         Chief Financial Officer


                                EXHIBIT INDEX

Exhibit
  No.                    Title
-------                  -----

11                Statement of Computation of per share net income.


