Form 10QSB/A
period 1999-06-30
HEMAGEN DIAGNOSTICS INC
filed 1999-08-17
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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
                                              ================================

      See Notes to Consolidated Financial Statements


                 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended           Nine Months Ended
                                                             June 30,                  June 30,
                                                     ------------------------    -------------------------
                                                        1999          1998          1999          1998
                                                        ----          ----          ----          ----

Revenues:
  Product sales                                      $3,698,853    $3,453,112    $11,956,355    $9,037,276

Costs and expenses:
  Cost of product sales                               2,156,769     2,002,234      7,257,487     5,111,675
  Research and development                              310,777       251,142        957,542       802,891
  Selling, general and administrative                 1,116,681       935,619      3,368,359     2,726,387
                                                     -----------------------------------------------------
                                                      3,584,227     3,188,995     11,583,388     8,640,953
                                                     -----------------------------------------------------

  Operating Income                                      114,626       264,117        372,967       396,323

Other income (expenses), net                            (70,002)       12,230       (320,950)      (19,969)
                                                     -----------------------------------------------------


  Income before income taxes                             44,624       276,347         52,017       376,354
Provision for income taxes (Note E)                          --            --             --            --
                                                     -----------------------------------------------------


  Net income                                         $   44,624    $  276,347    $    52,017    $  376,354
                                                     =====================================================

Net income per share - basic (Note B)                $     0.01    $     0.04    $      0.01    $     0.05
                                                     =====================================================

Net income per share - assuming dilution (Note B)    $     0.01    $     0.04    $      0.01    $     0.05
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


