Form 10KSB40
period 1999-09-30
HEMAGEN DIAGNOSTICS INC
filed 1999-12-29
CIK 892822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1999
                         Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 04-2869857
  ---------------------------------                -------------------
    (State or other jurisdiction                    (I.R.S. employer
  of incorporation or organization)                identification No.)

 34-40 Bear Hill Road, Waltham, Massachusetts             02451
 --------------------------------------------           ----------
   (Address of principal executive offices)             (Zip Code)

                                 (781) 890-3766
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange
on which registered                                  on which registered
-------------------                                  ---------------------
Common Stock                                         Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                                         Common Stock Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 60 days. Yes  X   No.
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

         The registrant had revenues of $14,588,739 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 21, 1999 was $5,594,736. As of December 21, 1999, 7,751,890 shares of Common Stock, and 2,695,255 Common Stock Warrants, were outstanding.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB


                                                                                                         Page
                                                                                                         ----
PART I
Item 1.   Business..........................................................................................3
Item 2.   Properties.......................................................................................11
Item 3.   Legal Proceedings................................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders..............................................11

PART II   .................................................................................................13
Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters............................13
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations............14
Item 7.   Financial Statements and Supplementary Data  ....................................................16
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.............................17

PART III
Item 9.   Directors, Executive Officers, etc...............................................................17
Item 10.  Executive Compensation...........................................................................17
Item 11.  Security Ownership of Certain Beneficial Owners and Management...................................17
Item 12.  Certain Relationships and Related Transactions...................................................17
Item 13.  Exhibits, List and Reports on Form 8-K...........................................................17

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, new management's analysis of the Company's assets, liabilities and operation, the failure to sell date-sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, material failures in the company's information systems to adjust to the Year 2000 problem, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

ITEM 1.  BUSINESS

         Hemagen Diagnostics, Inc. herein referred to as the Company, develops, manufactures and markets proprietary medical diagnostic test kits, or "assays," used to aid in the diagnosis of autoimmune and infectious diseases, in general health assessment and for research purposes. The Company also develops, manufactures and markets materials for the manufacture of diagnostic test kits. The Company generally focuses on markets which it believes offer significant growth potential. In addition to the internal development of products the Company has sought to enter growth markets via the acquisition of synergistic companies, products and assets.

         The Company's most recent acquisition was the September 1, 1998 acquisition of the Analyst automated clinical chemistry system from Dade Behring, Inc. This acquisition positions the Company for growth in the physician office laboratory and veterinary diagnostic markets. The Analyst is a patent protected, low cost, bench-top clinical chemistry instrument and reagent system. The Analyst is cleared by the United States Food and Drug Administration for marketing in the United States. The Company signed a separate contract with Dade to continue to manufacture Analyst equipment and reagents for a period of one to three years. The Company is in the process of relocating a substantial portion of the manufacturing equipment to it's facility in Columbia, Maryland. This endeavor should be completed by the end of the Company's second quarter of fiscal 2000.

         On March 1, 1996, the Company acquired Reagents Applications, Inc. from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold under the RAICHEM(R) label directly and through a network of over 30 distributors located in the United States and international markets. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. Certain of the reagents used for the Analyst are currently and will continue to be manufactured by RAI. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid.

         In July 1995, the Company completed the acquisition of a line of diagnostic test kits using immunofluorescence, from Schiapparelli Biosystems, Inc. These acquired assays are sold under the registered trademark VIRGO(R).. VIRGO(R). kits are considered among the most reliable in the industry. Hemagen's VIRGO(R). kits are often used to confirm a diagnosis achieved by other methods.

         For several years the Company has produced products based primarily on two diagnostic technologies, hemagglutination and enzyme-linked immunosorbence called ELISA or EIA. The Company owns a proprietary technique for preserving red blood cells, a key component of the Company's hemagglutination assays. This technology enables the Company to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provides quick and accurate results, require no special laboratory equipment to perform and are more reliable than previously available hemagglutination assays. The extended shelf life and improvements in the consistency of these assays substantially eliminate limitations previously encountered in the use of hemagglutination assays.

         On July 23, 1999 the Company sold Cellular Products Inc. to ZeptoMetrix Corporation for $800,000 cash. CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. The Company originally acquired the assets of CPI on November 1, 1996.

         The Company offers approximately 148 test kits that have been cleared by the FDA for sale in the United States. The Company markets and sells its brand name products worldwide, directly through the Company's sales force and through national and international distributors. The Company markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd., a Brazilian limited liability company. In addition, the Company sells certain of its products on a private-label basis to multinational distributors of medical diagnostic products.

         In December 1994 the Company entered into a five-year agreement with Carter-Wallace, Inc to manufacture approximately 14 diagnostic test kits for the Wampole division of C-W. The C-W agreement has been extended for an additional five-year period ending December 2004. The test kits, which had previously been manufactured by C-W, are used to aid in the diagnosis of diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. C-W has agreed to purchase its requirements for these test kits from the Company during the term of the Agreement, subject to the Company maintaining certain quality standards. The test kits are sold by C-W to clinical laboratories and physicians' office laboratories both domestically and abroad.

         The Company owns a 51% interest in HDC, a Brazilian limited liability company. HDC distributes several of the Company's products throughout South America. HDC also completes light assembly of certain of the Company's products. Unless the context otherwise requires, the term "Company" includes HDC and RAI.


RECENT DEVELOPMENTS

         On September 30, 1999 new management assumed control of Hemagen following the successful conclusion of their solicitation of shareholder votes to gain control of the Board of Directors. New management has instituted an examination of all of the Company's operations. To date, this evaluation has resulted in the following steps:

         Headcount has been reduced by approximately 20% as of October 16, 1999.

         A National Sales Manager has been engaged to head-up Analyst sales for the veterinary market.

         Effective January 1, 2000, the Board has appointed Deborah F. Ricci, CPA as Chief Financial Officer. Ms. Ricci joins Hemagen from Schonstedt Instrument Company where she was Vice President of Finance and Administration. She previously held the position of Vice President and Chief Financial Officer of J.E. Morgan Knitting Mills, Inc.

         New management has significantly reduced the Company's Research and Development department, believing that the department was not effective in adding proportionate value to the Company's operations.

         The timetable for relocating a significant portion of the Analyst production to the Company's Columbia, MD facility has been accelerated. Management believes this should result in improved operating results beginning in the third quarter of fiscal year 2000.

         The Company is in discussion with an investment bank regarding a private placement of common stock for approximately $1,500,000. The offering is anticipated to be completed by March 31, 2000.

         The Company recorded a reserve for inventory of approximately $1,078,000 for discontinued and short dated items. In addition, goodwill of $1,000,000 was written off during the period.

ANALYST PURCHASE

      On September 1, 1998 the Company purchased certain assets from Dade related to a product line sold under the trade name Analyst. The Analyst product line consists of both the Analyst bench-top clinical chemistry system and all the related consumables that are used in the bench-top system. The assets included accounts receivable, inventory, equipment, and certain intellectual property. The Company agreed to assume certain of Dade's liabilities including accounts payable, service contracts and warranty obligations. Pursuant to the purchase and the related agreements, Dade will continue to manufacture the products under a separate manufacturing agreement for a period of up to thirty six months while the Company transitions the manufacturing operations to its facilities located in Columbia, Maryland and San Diego, California.

              Under the purchase agreement the Company paid $3,500,000 in cash and issued a non-interest bearing promissory note to Dade in the amount of $1,250,000. The note is payable in full on September 1, 2000. The note is subject to adjustment due to changes in working capital transferred at the close of the purchase agreement. The Company has also agreed to pay Dade a royalty on the sale of certain consumables for use with the Analyst instrument. The Company financed the acquisition using $3,500,000 in proceeds from a $5,000,000 revolving credit line from BankBoston, N.A., which is secured by all the assets of the Company and its subsidiaries.

         The Analyst system uses a rotor based technology that is currently capable of producing results of up to 16 different clinical chemistry tests in under 10 minutes time. The rotor contains dry prepackaged reagents in tablet form. Some of the tests performed by the Analyst include cholesterol, triglycerides, glucose and total protein. The Analyst is sold primarily to physician office laboratories and veterinary office laboratories.

TECHNOLOGY

         The presence and concentration of certain antibodies in the blood of an individual can assist physicians in the diagnosis of certain diseases. The Company's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner which, in the proper environment, is detectable either by the naked eye or with the aid of a laboratory technique which amplifies the reaction so that it is rendered visible. The Company's hemagglutination, ELISA and immunofluorescence assays are three examples of such an amplification. The Company's blood chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen , triglycerides, glucose and uric acid.

         The Company relies upon proprietary technologies in the manufacture of its kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of the Company's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays. The Company has recently acquired a patent protected rotor based technology for use in the Analyst.

         ELISA

         ELISA or EIA tests employ small plastic vessels coated with particular antigens. The test process involves introducing the patient's serum into the vessel to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the vessel. After the vessel is rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds are added which will cause a color change in the vessel, the intensity of which is proportionate to the quantity of the specific antibody bound. If no color is noted, this indicates that the patient's serum did not contain detectable quantities of the specific antibody.

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

         Hemagglutination

         Hemagglutination is the agglutination or "clumping" of red blood cells. Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination.

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

         To perform the Company's hemagglutination test, a technician combines the Company's sensitized RBCs with a patient's serum in a small well with a V-shaped bottom according to directions included with the Company's test kits. If no agglutination takes place, the RBCs will settle to the bottom of the well, resulting in a clearly visible red dot which indicates that the test is negative.

         In contrast, if the particular antibody is present in the patient's blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear a diffuse red, which indicates a positive reaction.

         Analyst Instrument System

         The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst uses as a consumable a small rotor which contains dry prepackaged reagents. The Analyst spins the rotor mixing the patient sample with the dry reagents producing a result in approximately ten minutes. Five types of rotors providing a variety of clinical chemistry tests, all cleared for marketing by the FDA, are currently on the market. The Analyst instrument has been designated by the FDA as moderately complex, and is therefore suitable for the physician and veterinary office laboratories.

         Acute Phase Reactants and Apolipoproteins

         The Company has developed an application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs, or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. The Company currently markets two test kits to detect inflammatory signals.

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

         The Company's ELISA and hemagglutination kits (see below) include screening tests in which up to six different diagnostic indices are monitored at the same time, which is useful in the rapid initial screening of patients. If the screen test is positive, individual kits are available to identify which of these six indices is present.

         Immunofluorescence or "IFA" Products

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

         Hemagglutination Assays

         The Company believes that it manufactures and markets the only commercially available hemagglutination kits which test for antibodies to antigens present in the nucleus of a cell called extractable nuclear antigens, or ENAs which are markers of certain autoimmune diseases. Each of the Company's hemagglutination assays is based on the Company's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. The Company's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

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

         RAI Products

         The Company's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM(R) assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by the Company include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of the Company's clinical chemistry products have been cleared by the FDA for sale in the United States.

         Analyst System Products

         The Company currently markets four FDA approved rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, the Company sells a general chemistry rotor specifically designed for the veterinary marketplace called the VET16.

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

         The office in Sao Paulo is presently staffed by five full-time salespeople administrators who receive and process orders, and four people in production, shipping and technical support. In addition, Dr. de Oliveira, the Company's Vice President of Research and Development, spends time in Brazil attending to business of the Company. In fiscal 1999, and 1998 the Company derived product sales through HDC of approximately $1,128,000, and $1,473,000 respectively. See "Business - Facilities."


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

         Since 1989 the Company has been provider of test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. Pursuant to the terms of the Company's agreement with Olympus, the Company provides CMV test kits for sale by Olympus worldwide to users of the PK Series Pre-Transfusion instruments. The agreement provided that Olympus must purchase a minimum number of hemagglutination CMV test kits annually from the Company through February, 1998, subject to the Company meeting certain requirements. The agreement specifies that during its term, the Company will not sell its CMV assays to any customers in North America which use Olympus instruments or use competing laboratory analysis equipment in blood banks. Sales of CMV assays to Olympus were approximately $976,000, and $1,447,000 during fiscal 1999, and 1998, respectively. Olympus and the Company did not renew this exclusive agreement when it terminated in March 1998, however, the Company continued to ship product under the agreement until January 1999.

         The Company also manufactures products on a private label basis for C-W pursuant to a supply agreement. In addition, in fiscal year 1999 C-W distributed the Analyst product line for physician office laboratories in the United States. C-W accounted for approximately 31% and 10% of the Company's revenue for the fiscal years ended September 30, 1999 and 1998 respectively. Although the Company expects that its relationship with C-W will continue, if C-W were to cease doing business with the Company it would have a material adverse effect on the Company's business.

         The Company's South American Distribution and Marketing activities are described in the section entitled "Business: South American Activities."

PRODUCTS UNDER DEVELOPMENT

         The Company is presently developing new products in areas described below. The Company spent approximately $1,452,000, and $1,073,000 on research and development for the fiscal years ended September 30, 1999, and 1998, respectively.

         Analyst

         The Company is in the process of completing development of the Panels+ rotor for the physician office laboratory marketplace. This product is intended to ease reimbursement procedures and provide more complete information for both the doctor and patient.

         Clinical Chemistry Reagents

         The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most completed clinical chemistry lines offered worldwide.

MANUFACTURING AND SOURCES OF SUPPLY

         The Company manufactures its hemagglutination and ELISA test kits primarily at its facility in Waltham, Massachusetts, and its products based on immunofluorescence technology at its facility in Columbia, Maryland. Clinical chemistry products are produced at the Company's facility in San Diego, California. The Company purchases red blood cells and many of the antigens and other reagents used in the kits from outside vendors. Some reagents used in the Company's test kits are manufactured at the Company's facilities. The Company uses lyophilization equipment to preserve sensitized RBCs for its hemagglutination test kits.

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

GOVERNMENT REGULATION

         The Company's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, the Company's production and marketing activities are subject to regulation by the United States Food and Drug Administration, under the authority of the Federal Food Drug, and Cosmetic Act, as amended by the Medical Device Amendments Act of 1976, The Safe Medical Devices Act of 1990, and The Medical Device Amendments of 1992 and the FDA Modernization Act of 1997.

         These regulations require that the Company must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submissions process, either the 510(k) process or the Premarket Approval process. When a 510(k) process is used the Company is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution. The Company can not proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases the Company must follow the PMA process which involves a lengthier and more burdensome process.

         The Company is required to register with the FDA as a device manufacturer and list its devices. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, control, and distribution activities. In addition, the Company is required to comply with various FDA requirements for labeling, pursuant to the Medical Device Reporting Act regulations. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. The Company believes it is in conformity with all such regulations.

      The regulatory controls being imposed upon the Company with respect to the international distribution, and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective no sooner than 1999 and will allow companies a three year period to conform to the directive. The Company will be required to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All In-Vitro Devices must bear the CE Marking of Conformity by 2005. The Company received the CE Marking for the Analyst instrument in December 1999.

COMPETITION

         The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than the Company. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by the Company, for a longer period of time than has the Company. The Company believes that its primary competitors in the diagnostics market include Abbott Laboratories, Sigma Diagnostics, Trace-America, Inc., Meridian Diagnostics, Inc., INOVA, Sanofi Diagnostics Pasteur, Inc., Diamedix Corporation, IDEXX and Abaxis, Inc. The Company expects competition within this industry to intensify.

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

EMPLOYEES

         As of September 30, 1999, the Company had 98 full-time employees, of which three are executive officers, 40 are employed in sales, marketing, general and administrative activities and 55 are involved in production and research and development.

         None of the Company's employees are represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company maintains its principal executive offices, laboratory and production operations in Waltham, Massachusetts in two adjacent buildings. One building is a 4,000 sq. ft. facility used for a research and development laboratory, and the other a 15,000 sq. ft. facility which accommodates; a laboratory, production operations and the executive offices of the Company. The Company pays rent in the amount of $133,500 per annum for the two facilities pursuant to the terms of that lease which ends May 30, 2002. The Company also leases 29,000 square feet in a production facility in Columbia, Maryland where it manufactures the immunofluorescence products. Under the Columbia lease, which extends through June 30, 2002, the Company pays $142,620 per annum in rent. The Company also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 2002, the Company pays approximately $201,000 per annum. In addition, the Company leases a 1,900 square foot warehouse facility near its production site for which it pays $13,080 per annum on an annual lease which may be renewed each April 1. The Company believes that its facilities are adequate for its present and foreseeable needs.

         The Company's 51%-owned subsidiary leases approximately 4,500 square feet in Sao Paulo, Brazil pursuant to a lease that expires on September 30, 2000. This subsidiary pays rent in an amount of approximately $5,500 per month for this space. The Company believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not presently involved in any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         William P. Hales, Redwood Holdings, Inc. and certain of its employees namely, Jerry L. Ruyan, Thomas A. Donelan and Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of the Redwood Nominees. The solicitation commenced July 20, 1999 and was opposed by Hemagen.

The following is the record of the consents received in the consent solicitation:

Proposal 1. Repeal the Bylaw amendments adopted July 2, 1999 along with any other amendments adopted by the Board of Directors since February 4, 1993 and prior to the effective date of this stockholder action other than the Bylaws adopted by the Consent. - 4,411,724 consents received.

Proposal 2. Amend Article III, Section 1 of the Bylaws to eliminate the classified Board of Directors. - 4,409,324 consents received.

Proposal 3. Remove Hemagen's Board of Directors and any other person or persons, other than those elected pursuant to this consent, elected or appointed to the Board of Directors prior to the effective date of this stockholder action in addition to or in lieu of any of such current members to fill any newly created directorship or vacancy on the Board of Directors, or otherwise. - 4,412,474 consents received.

Proposal 4. Amend Article III, Section 2 of the Bylaws to permit Hemagen's stockholders to fill vacancies on the Board of Directors. - 4,410,574 consents received.

Proposal 5. Elect Jerry L. Ruyan, William P. Hales, Thomas A. Donelan and Christopher P. Hendy as directors of Hemagen to fill four of the six newly created vacancies on the Board of Directors and to serve until their respective successors are duly elected and qualified. - 4,410,774 consents received.

Proposal 6. Approve the grant of options to purchase 7.5% of the outstanding fully-diluted shares of Hemagen Common Stock at $1.36 per share to William P. Hales and 7.5% of the outstanding fully-diluted shares of Hemagen Common Stock at $1.36 per share to Redwood Holdings, Inc. - 4,211,808 consents received.

After the consent solicitation had been announced but before it had begun, Hemagen's then Board of Directors purported to amend the Bylaws to increase the percentage of outstanding shares necessary to amend the Bylaws from 50% to 66-2/3%. Following the delivery of consents by the Redwood Nominees and their initiation of litigation on this matter, the matter was settled pursuant to a Settlement Agreement entered into September 30, 1999.

The following items were included in the Settlement Agreement:

1. Four of Hemagen's six directors, namely, Carl Franzblau, Lawrence Gilbert, Charles W. Smith and Paul N. Fruitt, resigned and were replaced by Jerry L. Ruyan, William P. Hales, Thomas A. Donelan and Christopher P. Hendy. The new Board of Directors then elected Jerry L. Ruyan as Chairman and CEO and William P. Hales as President.

2. The following individuals sold the shares of Common Stock of Hemagen set forth opposite their names for $1.125 per share cash.

               Name                               Number of Shares
               ----                               ----------------
               Carl Franzblau                         334,510
               Myrna Franzblau                        314,511
               William Franzblau                       64,390
               Scott Weiss and/or Rachel Weiss         64,390

Those shares were purchased by the following persons, utilizing personal funds, to the extent set forth opposite their names:

               Jerry L. Ruyan                         387,801
               William P. Hales                       250,000
               Christopher P. Hendy                    70,000
               Thomas A. Donelan                       70,000

3. Pursuant to shareholder authorization received during the consent solicitation, the newly constituted Board of Directors awarded options to purchase Hemagen Common Stock at an exercise price of $1.36 per share, expiring September 30, 2009 and becoming exercisable upon the earlier to occur of 18 months after September 30, 1999 or that time when the price of Hemagen's Common Stock trades above $5 per share for 20 consecutive days or until there is a change in control of the Corporation with the grant of options being to:

               Name                               Number of Shares
               ----                               ----------------
               Redwood Holdings, Inc.                 866,007
               William P. Hales                       866,007

Redwood Holdings, Inc. is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners of which are Jerry L. Ruyan - 49.9%, Thomas A. Donelan - 24.9% and Christopher P. Hendy - 24.9%.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange. On December 21, 1999, the closing bid and ask price for the Common Stock as reported by NASDAQ were $.8438 and $.9063 per share, respectively.

         For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 1998 and 1999. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                         HIGH          LOW
                                                         ----          ---
1998
First Fiscal Quarter. . . . . . . . . . . . .            $2.47         $1.69
Second Fiscal Quarter . . . . . . . . . . . .            $2.13         $1.16
Third Fiscal Quarter  . . . . . . . . . . . .            $1.56         $1.16
Fourth Fiscal Quarter . . . . . . . . . . . .            $1.22         $0.66
1999
First Fiscal Quarter. . . . . . . . . . . . .            $1.22         $0.63
Second Fiscal Quarter . . . . . . . . . . . .            $1.63         $0.81
Third Fiscal Quarter  . . . . . . . . . . . .            $1.47         $0.81
Fourth Fiscal Quarter . . . . . . . . . . . .            $2.87         $0.75
2000
First Quarter (through December 21, 1999) . .            $1.31         $0.81

         As of December 21, 1999, there were 153 holders of record of the Company's Common Stock.

         For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock Warrants as reported by NASDAQ during Fiscal 1998 and 1999. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                         HIGH           LOW
                                                         ----           ---
1998
First Fiscal Quarter. . . . . . . . . . . . .            $0.69          $0.38
Second Fiscal Quarter . . . . . . . . . . . .            $0.50          $0.13
Third Fiscal Quarter  . . . . . . . . . . . .            $0.41          $0.16
Fourth Fiscal Quarter . . . . . . . . . . . .            $0.38          $0.09
1999
First Fiscal Quarter. . . . . . . . . . . . .            $0.16          $0.09
Second Fiscal Quarter . . . . . . . . . . . .            $0.28          $0.13
Third Fiscal Quarter  . . . . . . . . . . . .            $0.44          $0.13
Fourth Fiscal Quarter . . . . . . . . . . . .            $0.59          $0.06
2000
First Quarter (through December 21, 1999) . .            $0.25          $0.06

         As of December 21, 1999, there were 53 holders of record of the Company's Common Stock Warrants.

DIVIDENDS

         The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Historically, the Company has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and the profiling of general health conditions. The Company has concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. The Company presently has approximately 148 different test kits available that have received FDA clearance for sale in the United States.

RESULTS OF OPERATIONS

         Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

         Revenues increased to approximately $14,589,000 from approximately $12,327,000 (18%), primarily as a result of an approximate $4,021,000 increase in Analyst related sales for a twelve month period as compared to a one month period in the prior year. This was offset in part by an approximate $434,000 decrease of CPI sales as that business unit was sold by the Company in July 1999, an approximate $522,000 decrease in sales of CMV product to Olympus as the Company's distribution agreement with Olympus effectively terminated in January 1999, an approximate $263,000 decrease in sales of RAI products and an approximate $345,000 decrease in sales through HDC in Brazil.

         Cost of product sales increased to approximately $11,410,000 from approximately $7,299,000 (56%) due to the overall increase in sales, establishment of reserves for short dated and discontinued product of approximately $1,078,000 during the period, increased depreciation expense related to the Analyst product group of approximately $429,000 and unfavorable costs incurred during the period under a manufacturing agreement for the Analyst product group. Cost of product sales as a percentage of sales were approximately 78% and 59% for fiscal years 1999 and 1998 respectively.

         Research and development expenses increased to approximately $1,453,000 from approximately $1,073,000 (35%) primarily due to increased expenses related to the Analyst product group.

         Selling, general and administrative expenses increased to approximately $4,448,000 from approximately $3,855,000 (15%), primarily due to an increase in royalty expense of approximately $297,000 combined with increased selling and marketing expenses related to the Analyst product group.

         Other operating costs of approximately $1,943,000 consists of impairment charges of approximately $1,000,000 and $147,000 for goodwill and equipment, respectively, charges relating to the consent solicitation of approximately $545,000 and severance pay to former executives of approximately $251,000.

         Net other expense increased to approximately $496,000 from approximately $90,000 due to an increase in interest expense of approximately $246,000 combined with a slight increase in foreign exchange loss and a slight decrease in other income.

         Net loss was approximately $5,160,000 compared to a net profit of approximately $10,000 the previous year primarily due to increased Cost of product sales of approximately $4,112,000 and Other operating costs of approximately $1,943,000.

         Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

         Revenues decreased to approximately $12,327,000 from approximately $12,991,000 (5%), primarily as a result of an approximate $634,000 decrease in contract manufacturing sales to C-W. Hemagen is not involved in the sale of C-W products to the end user and therefore does not control the sales volume of these products. Sales of Virgo products increased approximately 9% during the year. This was offset by small decreases in sales at the RAI and CPI subsidiaries. The CPI decrease was the result of regulatory issues with one product. A customer had been selling the product in the United States without properly licensing this product with the FDA. RAICHEM sales declined due to a decrease in direct sales with the United States. All the product sale decreases were slightly offset by sales in September, 1998 relating to the Analyst business.

         Cost of product sales decreased to approximately $7,299,000 from approximately $7,598,000 (4%) due to the decrease in sales. Cost of product sales as a percentage of sales was unchanged at approximately 59%.

         Research and development expenses decreased to approximately $1,073,000 from approximately, $1,078,000 (1%), primarily due to lower costs at RAI resulted from the consolidation of certain research and development expenses at the corporate offices. This was partially offset by higher personnel costs and higher equipment costs at the corporate offices.

         Selling, general and administrative expenses increased to approximately $3,808,000 (1%), primarily due to increased advertising expenses.

         Net other expense decreased to approximately $90,000 from approximately $102,0000 due to a decrease in interest expense.

         Net income decreased to approximately $10,000 compared to approximately $405,000 the previous year primarily due to lower sales and increased marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operating requirements, capital expenditures and growth primarily from cash flow from operations, a revolving line of credit at BankBoston, an unsecured seller note and customer deposits.

         The purchase of the Analyst product line was financed using a combination of secured bank borrowings and seller financing. Under the purchase agreement the Company paid $3,500,000 in cash and issued a non-interest bearing promissory note to Dade in the amount of $1,250,000. The note is payable in full on September 1, 2000. The note is subject to adjustment due to changes in working capital transferred at the closing. The Company has also agreed to pay a royalty on the sale of certain consumables for use with the Analyst instrument. The Company financed the cash due upon closing for the acquisition using $3,500,000 in proceeds from a $5,000,000 reducing revolving credit line from BankBoston, maximum availability under the reducing revolving credit line was $4,250,000 as of September 30, 1999, which is secured by all the assets of the Company and its subsidiaries.

         As of September 30, 1999 the outstanding loan under the reducing revolving credit line from BankBoston was approximately $3,170,000. The stated maturity date of the BankBoston agreement is August 31, 2001. The agreement requires compliance with various financial covenants including leverage ratio, debt service coverage, minimum profitability and maximum capital expenditures. The Company was not in compliance with these covenants as of December 21, 1999. The Company is current on all payments of principal and interest due under the BankBoston agreement as of December 21, 1999.

         The Company is in discussion with an investment bank regarding a private placement of common stock for approximately $1,500,000 expected to be completed by March 31, 2000. In consideration of the private placement, the Company is in discussion with BankBoston regarding a waiver of covenant defaults to date, a reset of the financial covenants and other modifications to the BankBoston agreement. There can be no assurance that the Company will be able to complete this private placement.

         On July 23, 1999 the Company sold Cellular Products Inc. to ZeptoMetrix Corporation for $800,000 cash.

         At September 30, 1999, the Company's working capital was approximately $872,000 compared to approximately $5,446,000 at September 30, 1998. This decrease was principally due to a decrease in accounts receivable and inventories of approximately $1,418,000 and $547,000 respectively and an increase in accounts payable and accrued expenses of approximately $1,437,000. In addition, the note payable to Dade of approximately $1,163,000 is considered a current liability as of September 30, 1999.

         Accounts receivable decreased from approximately $3,295,000 on September 30, 1998 to approximately $1,877,000 on September 30, 1999 primarily due to the collection and or write-off of approximately $747,000 of accounts receivable purchased from Dade on September 1, 1998 and lower sales in the fourth fiscal quarter of 1999. Inventory balances decreased from approximately $6,212,000 on September 30, 1998 to approximately $5,665,000 on September 30, 1999 due primarily to the establishment of reserves for short dated and discontinued products of approximately $1,078,000. The Company periodically purchases large quantities of raw materials due to issues of price, quality and availability. Accounts payable and accrued expenses increased from approximately $1,094,000 to approximately $2,530,000 primarily due to an increase of approximately $846,000 in accounts payable due in part to fourth quarter capital expenditures of approximately $139,000 and an increase in amounts due Dade under the manufacturing agreement of approximately $331,000, an increase of accrued severance of approximately $251,000 and accrued expense related to the consent solicitation of approximately $224,000.

         Long term debt decreased from approximately $1,068,000 on September 30, 1998 to zero on September 30, 1999. The note payable to Dade, that has a due date of September 1, 2000, is considered a current liability as of September 30, 1999.

         Capital expenditures have been financed principally through cash flow from operations and the revolving line of credit provided from BankBoston. The Company anticipates only limited capital expenditures in fiscal year 2000.

         After consideration of the expense reduction measures discussed above, management believes its cash together with anticipated cash flow from operations and proceeds from an anticipated private placement, are sufficient to meet the Company's cash needs for its ongoing business. Reference is made to the report of certified public accountants relating to the financial statements for 1999 which contains an explanatory paragraph regarding the Company's ability to continue as a going concern, see also Note 1 on page F-8 of report.

IMPACT OF YEAR 2000

         The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000. The Company does not believe that the total cost to address any changes required as a result of year 2000 issues is material. In addition, the Company has evaluated the impact of possible year 2000 problems encountered by its suppliers and customers upon the Company, and does not believe that any problems would have a material effect upon the Company.

IMPACT OF INFLATION

         Domestic inflation during the last two fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued FSAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to effect its financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

         Items 9 through 12 will be filed by amendment.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)(1) and(2) Financial Statements and Schedules.

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Certified Public Accountants - BDO Seidman, LLP                            F-2
Consolidated Balance Sheets at September 30, 1999 and 1998                                       F-3 to F-4
Consolidated Statements of Operations for the years
ended September 30, 1999, and 1998                                                               F-5
Consolidated Statements of Stockholders' Equity
for the years ended September 30, 1999, and 1998                                                 F-6
Consolidated Statements of Cash Flows for the years
ended September 30, 1999, and 1998                                                               F-7
Notes to Consolidated Financial Statements                                                       F-8 to F-29


         (a)(3) Exhibit List.


Exhibit No.                         Description of Exhibit                                      Filing Status
-----------                         ----------------------                                      -------------
3.1             Certificate of Incorporation.                                                          A

3.2             Bylaws.                                                                                A

4.1             Specimen Stock Certificate                                                             A

10.1            Technology Purchase Agreement between Dr. de Oliveira and Dr. Lazzari
                and Seragen, Inc., dated April 15, 1983.                                               A

10.2            Assignment and Assumption Agreement between the Company and
                Seragen, Inc., dated September 12, 1985.                                               A

10.3            Product Development Agreement between the Company and Boston
                University, dated February 14, 1992.                                                   A

Exhibit No.                         Description of Exhibit                                      Filing Status
-----------                         ----------------------                                      -------------
10.4            License Agreement between the Company and Boston University, dated
                March 1992.                                                                            A

10.5            Financial Assistance Agreement between the Company and Hemagen
                Diagnosticos, Comercio, Importacao e Exportacao Ltd., dated July 31, 1991.             A

10.6*           1992 Stock Option Plan.                                                                A

10.7            Product Purchase Agreement between the Company and Olympus
                Corporation, dated February 24, 1989.                                                  A

10.8            OEM Agreement between the Company and Sigma Diagnostics, Inc.,
                dated May 11, 1992.                                                                    A

10.9            Note issued by the Company to Boston University, dated December 15, 1985.              A

10.10           Letter Agreement between the Company and Antonio Lazzari, M.D., dated
                April 28, 1985.                                                                        A

10.11           Lease between the Company and Philip Pagliazzo and Rose Pagliazzo,
                dated May 15, 1992.                                                                    A

10.12           Product Development Agreement between the Company and Sigma
                Diagnostics, Inc., dated October 16, 1992.                                             A

10.13*          Revised Employment Agreement between the Company and Dr. de Oliveira.                  A

10.14*          Revised Employment Agreement between the Company and Dr. Franzblau.                    A

10.15           Description of the Company's lease for certain premises located
                in Waltham, Massachusetts.                                                             A

10.16           Lease for office space of Hemagen Diagnosticos, Comercio, Importaceo e
                Exportaceo, Ltd. ("HDC") in Sao Paulo, Brazil.                                         A

10.17           Description of the Lease for office space of HDC in Sao Paulo, Brazil.                 A

10.18           Equity Purchase Agreement between the Company and HDC, dated as of
                October 1, 1992.                                                                       A

10.19           Form of Warrant issued in connection with the Bridge Loan and Statement
                of Registration Rights.                                                                A

10.20           Master Lease Agreement between the Company and Aberlyn Capital
                Management Limited Partnership, dated April 1, 1993.                                   B

10.21           Product Development Agreement between the Company and
                Boehringher Mannheim GmbH, dated November 25, 1993.                                    C

10.22           Option Agreement between the Company and Boston University, dated
                October 15, 1993.                                                                      C

10.23           Agreement between the Company and Carter-Wallace, Inc. dated
                December 22, 1994.                                                                     D

Exhibit No.                         Description of Exhibit                                      Filing Status
-----------                         ----------------------                                      -------------
10.24           License Assignment and License Agreement between the Company and
                Aberlyn Capital Management Limited Partnership dated December 30, 1994.                D

10.25           Settlement Agreement dated September 30, 1999.                                         E

21              Subsidiaries of the Registrant                                                         F

23              Consent of Independent Certified Public Accountants                                    F

27              Financial Data Schedule                                                                F

*Management compensatory contracts.



A.   Incorporated by reference to Registration Statement No. 33-52686-B.

B. Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 30, 1993.

C. Incorporated by reference to the Company's Form 10-KSB for the Fiscal Year ending September 30, 1994.

D. Incorporated by reference to the Company's Form 10-QSB for the quarter ending December 31, 1994.

E.   Incorporated by reference to the Company's Form 8-K filed on October 7,
     1999.

F.   Filed herewith.

         (b) Reports on Form 8-K. (i) On October 7, 1999 Hemagen filed a Form 8-K reporting on Item 1 Changes in Control of Registrant.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                               AND SUBSIDIARIES

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

   Statements of cash flows                                             F-7

   Notes to consolidated financial statements                       F-8 to F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a significant loss in fiscal 1999, its working capital substantially decreased from September 30, 1998 to September 30, 1999 and at September 30, 1999 was not in compliance, and continues to not be in compliance, with certain covenants of its revolving line of credit agreement with a bank. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  BDO Seidman, LLP




Boston, Massachusetts
December 2, 1999

                                                      HEMAGEN DIAGNOSTICS, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS



================================================================================

September 30,                                                            1999            1998
---------------------------------------------------------------------------------------------
ASSETS (Note 10)
CURRENT:
   Cash and cash equivalents                                      $   289,320     $   412,193
   Accounts receivable, less allowance for doubtful accounts
     of $368,000 and $477,000 at September 30, 1999 and
     1998, respectively                                             1,877,016       3,294,598
   Inventories (Notes 5 and 12)                                     5,664,906       6,212,254
   Prepaid expenses and other current assets                          294,198         273,909
---------------------------------------------------------------------------------------------

     Total current assets                                           8,125,440      10,192,954

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization (Notes 6 and 12)                    3,773,150       4,367,196

OTHER ASSETS (Notes 7 and 12)                                         253,874       1,403,486
---------------------------------------------------------------------------------------------

                                                                  $12,152,464     $15,963,636
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (Continued)

================================================================================


September 30,                                                                      1999               1998
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable - bank (Note 10)                                            $ 3,169,589        $ 3,500,000
   Checks issued against future deposits                                        411,140                 --
   Accounts payable and accrued expenses (Note 8)                             2,119,159          1,093,532
   Deferred revenue                                                              84,374            152,929
   Customer deposits                                                            306,252                 --
   Subordinated note payable, net of unamortized discount
     of $86,870, maturing September 1, 2000 (Note 3)                          1,163,130                 --
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                7,253,644          4,746,461

SUBORDINATED NOTE PAYABLE, net of unamortized
  discount of $181,637, maturing September 1, 2000 (Note 3)                          --          1,068,363
----------------------------------------------------------------------------------------------------------

     Total liabilities                                                        7,253,644          5,814,824
----------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         --                 --

COMMITMENTS AND CONTINGENCIES (Notes 9 and 17)

STOCKHOLDERS' EQUITY (Note 11):
   Preferred stock, $.01 par value - 1,000,000 shares authorized;
     none issued                                                                     --                 --
   Common stock, $.01 par value - 30,000,000 shares authorized;
     7,851,890 shares issued at September 30, 1999 and 1998, respectively        78,519             78,519
   Additional paid-in capital                                                13,440,947         13,440,947
   Accumulated deficit                                                       (8,525,009)        (3,364,654)
----------------------------------------------------------------------------------------------------------

                                                                              4,994,457         10,154,812

   Less treasury stock at cost; 100,000 shares at September 30, 1999            (89,637)                --
   Less receivable from stockholders                                             (6,000)            (6,000)
----------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                               4,898,820         10,148,812
----------------------------------------------------------------------------------------------------------

                                                                            $12,152,464        $15,963,636
==========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended September 30,                                               1999              1998
----------------------------------------------------------------------------------------------
NET SALES (Notes 15 and 16)                                      $14,588,739       $12,327,352
----------------------------------------------------------------------------------------------

COST AND EXPENSES:
   Cost of product sales                                          11,410,117         7,298,563
   Research and development                                        1,452,506         1,072,696
   Selling, general and administrative                             4,447,634         3,855,215
   Other operating costs (Note 12)                                 1,943,277                --
----------------------------------------------------------------------------------------------

                                                                  19,253,534        12,226,474
----------------------------------------------------------------------------------------------

     Operating income (loss)                                      (4,664,795)          100,878
----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES):
   Interest income                                                    21,295            64,258
   Interest expense                                                 (349,011)         (102,660)
   Foreign exchange loss                                            (123,574)          (68,511)
   Other income (expense)                                            (44,270)           16,484
----------------------------------------------------------------------------------------------

                                                                    (495,560)          (90,429)
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $(5,160,355)      $    10,449
==============================================================================================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 14):
   Basic                                                         $      (.66)      $        --
   Diluted                                                       $      (.66)      $        --
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                         Common Stock     Additional                  Treasury Stock      Receivable     Total
Years ended                           -----------------     Paid-in    Accumulated   ----------------        From     Stockholders'
September 30, 1999 and 1998           Shares  Par Value     Capital      Deficit     Shares      Cost    Stockholders    Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997       7,776,890   $77,769  $13,329,197   $(3,375,103)        --  $     --   $(6,000)    $10,025,863

   Exercise of common stock
     purchase warrants                 75,000       750      111,750            --         --        --        --         112,500

   Net income                              --        --           --        10,449         --        --        --          10,449
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998       7,851,890    78,519   13,440,947    (3,364,654)        --        --    (6,000)     10,148,812

   Purchase of treasury stock              --        --           --            --   (100,000)  (89,637)       --         (89,637)

   Net loss                                --        --           --    (5,160,355)        --        --        --      (5,160,355)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1999       7,851,890   $78,519  $13,440,947   $(8,525,009)  (100,000) $(89,637)  $(6,000)    $ 4,898,820
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

----------------------------------------------------------------------------------------------------------------------
Years ended September 30,                                                                    1999                 1998
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $(5,160,355)         $    10,449
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Charge for impairment of long-lived assets                                         1,146,867                   --
     (Gain) loss on sale of property and equipment                                         55,670              (21,081)
     Write-off of inventory                                                             1,078,038                   --
     Gain on sale of CPI                                                                   (1,489)                  --
     Depreciation and amortization                                                      1,364,142              886,211
     Amortization of debt discount                                                         94,767                7,897
     Foreign exchange loss                                                                123,574               68,511
     Changes in operating assets and liabilities, net of effects of divestiture of CPI in 1999 and purchase of Analyst(R) in 1998:
       Accounts receivable                                                                867,003              175,446
       Inventories                                                                     (1,003,288)            (684,260)
       Prepaid expenses and other current assets                                          (40,440)             (53,523)
       Checks issued against future deposits                                              411,140                   --
       Accounts payable and accrued expenses                                            1,156,538               40,155
       Customer deposits                                                                  306,252                   --
       Deferred revenue                                                                   (68,555)             (18,173)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                        329,864              411,632
----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of CPI                                                              800,000                   --
   Purchases of property and equipment                                                   (854,755)            (362,105)
   Proceeds from sales of property and equipment                                            5,480               36,707
   Other assets                                                                            10,240              (92,203)
   Payment for Analyst(R)acquisition                                                           --           (3,500,000)
   Proceeds from maturity of short-term investments                                            --              730,827
----------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                            (39,035)          (3,186,774)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving line of credit                            (330,411)           3,500,000
   Purchase of treasury stock                                                             (89,637)                  --
   Repayments of long-term debt                                                                --             (536,669)
   Repayments of notes payable                                                                 --             (198,983)
   Exercise of stock options and warrants                                                      --              112,500
----------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                                (420,048)           2,876,848
----------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                       6,346               16,401
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (122,873)             118,107
CASH AND CASH EQUIVALENTS, beginning of year                                              412,193              294,086
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                                $   289,320          $   412,193
======================================================================================================================

CASH PAYMENTS OF INTEREST                                                             $   353,256          $    59,499
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.     NATURE OF                      Hemagen Diagnostics, Inc. (the "Company")
       BUSINESS AND                   is a biotechnology company which develops,
       ORGANIZATION                   manufactures, and markets medical
                                      diagnostic test kits used to aid in the
                                      diagnosis of certain autoimmune and
                                      infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies.
                                      Internationally, the Company sells its
                                      products primarily through distributors.
                                      The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer
                                      ("The Analyst") used to measure important constituents in human and animal blood.
                                      The Company sells The Analyst through
                                      distributors servicing both the
                                      physician's office laboratory and
                                      veterinary markets. The Company was
                                      incorporated in the Commonwealth of
                                      Massachusetts in 1985 and reincorporated in the state of Delaware in 1992.

                                      The Company's consolidated financial
                                      statements have been presented on the
                                      basis that it is a going concern, which
                                      contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $5,160,355 in fiscal 1999 and its working capital decreased from $5,446,493 at September 30, 1998 to $871,796 at September 30, 1999. In
                                      addition, at September 30, 1999 the
                                      Company was not in compliance, and
                                      continues to not be in compliance, with
                                      certain covenants of its revolving line of credit agreement with a bank under which the Company had borrowings of $3,169,589 at September 30, 1999. Management has initiated a plan to reduce costs and improve operations. The Company is in discussion with an investment bank regarding a private placement of common stock to raise approximately $1,500,000, expected to be completed by March 31, 2000. In consideration of the private placement, the Company is also in discussions with its lender regarding a waiver of covenant defaults to date, a reset of the financial covenants and other modifications to the line of credit agreement. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and expected net proceeds from a future private placement will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



2.     SIGNIFICANT
       ACCOUNTING
       POLICIES

       Estimates and                  The preparation of financial statements in
       Assumptions                    conformity with generally accepted
                                      accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of                  The accompanying consolidated financial
       Consolidation                  statements include the accounts of the
                                      Company and its majority-owned
                                      subsidiaries. The results of Reagents
                                      Applications, Inc. ("RAI") and Hemagen
                                      Diagnostics Commercio, Importaco &
                                      Exporataco, Ltd. ("HDC") are included for the two years ended September 30, 1999.
                                      The results of Cellular Products, Inc.
                                      ("CPI") are included through July 23, 1999
                                      (the effective date of the CPI divestiture as described in Note 3). The results of the Analyst(R) product line are included from September 1, 1998 (the effective date of the acquisition) as described in Note
                                      3. All significant intercompany balances and transactions have been eliminated in consolidation.

                                      The Company has a 51% interest in HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

       Foreign Currency               The functional currency of HDC is the
       Translation                    U.S. dollar. Certain assets (primarily
                                      inventories and property and equipment)
                                      and liabilities and related income and
                                      expenses of HDC are remeasured into U.S.
                                      dollars at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are translated at the exchange rates in effect as of the balance sheet date, and income and expense items are translated at average exchange rates for the period. Remeasurement gains and losses are included in operations as they occur.

       Cash Equivalents               The Company considers all investments
                                      with original maturities of three months or less to be cash equivalents.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Concentration of               Concentration  of credit risk with respect
       Credit Risks                   to accounts receivable is limited due to
                                      the large number of customers comprising the Company's customer base. Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

       Inventories                    Inventories are stated at the lower of
                                      cost, determined on a first-in, first-out basis, or market.

       Long-Lived Assets              The Company follows the provisions
                                      of Statement of Financial Accounting
                                      Standards No. 121 ("SFAS No. 121"),
                                      "Accounting for the Impairment of
                                      Long-Lived Assets and Assets to be
                                      Disposed of," which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                                      The Company reviews the carrying values
                                      of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During the fourth quarter of fiscal 1999, the Company recorded impairment losses related to its goodwill and certain equipment (see Notes 6, 7 and 12).

       Property and                   Property and equipment is stated at cost.
       Equipment                      Depreciation is provided on a
                                      straight-line basis over the estimated
                                      useful lives of the related assets.
                                      Expenditures for repairs and maintenance are expensed as incurred.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Goodwill Goodwill resulting from the excess of cost over fair value of net assets acquired has been amortized on a straight-line basis over 15 years through September 30, 1999. Beginning in fiscal 2000, the remaining carrying value of goodwill at September 30, 1999 of $253,874, which is net of a
                                      $1,000,000 impairment write-down (see Note
                                      7), is being amortized on a straight-line basis over 5 years, based on the Company's re-evaluation of the estimated useful life of the goodwill.

       Income Taxes                   The Company follows the liability method
                                      of accounting for income taxes, as
                                      set forth in Statement of Financial
                                      Accounting Standards No. 109, "Accounting
                                      For Income Taxes." Under this method,
                                      deferred tax liabilities and assets are
                                      recognized for the expected future tax
                                      consequences of temporary differences
                                      between the carrying amount and the tax
                                      basis of assets and liabilities.

       Fair Value of                  The carrying amounts of cash, accounts
       Financial                      receivable, accounts payable and accrued
       Instruments                    expenses approximate fair value because of
                                      the short-term nature of these items. The current fair value of the subordinated note payable closely approximates its carrying value.

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

       Advertising                    The Company expenses advertising costs as
                                      incurred. Advertising expense was
                                      approximately $76,000 and $176,000 in
                                      fiscal 1999 and 1998, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Stock Options                  The Company follows the provisions
                                      of Statement of Financial Accounting
                                      Standard No. 123 ("SFAS No. 123"),
                                      "Accounting for Stock-Based Compensation."
                                      The Company has elected to continue to
                                      account for stock options at their
                                      intrinsic value with disclosure of the
                                      effects of fair value accounting on net
                                      income (loss) and income (loss) per basic and diluted share of common stock on a pro forma basis.

       Net Income (Loss)              The Company follows Statement of Financial
       Per Share of                   Accounting Standards No. 128
       Common Stock                   ("SFAS No. 128"), "Earnings per Share."
                                      Under SFAS No. 128, basic earnings per
                                      share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

       Industry Segments              The Company follows Statement of Financial
                                      Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131").
                                      SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.
                                      SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance (see Note 16).

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       New Accounting                 In June 1998, the Financial Accounting
       Pronouncement                  Standards Board issued SFAS No. 133,
                                      "Accounting for Derivative Instruments and
                                      Hedging Activities" ("SFAS No. 133"). SFAS
                                      No. 133 requires companies to recognize
                                      all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                                      (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3.     BUSINESS                       On July 23, 1999, the Company sold all
       ACQUISITIONS                   of the outstanding common stock of CPI to
       AND DIVESTITURES               ZeptoMetrix Corporation for $800,000 in
                                      cash, resulting in a gain of $1,489.
                                      Included in the accompanying statements of operations for fiscal 1999 and 1998 are CPI revenues of approximately $744,000 and $1,177,000, respectively, and CPI net losses of approximately $(134,000) and
                                      $(6,000), respectively.

                                      On September 1, 1998, the Company acquired certain assets, primarily accounts receivable, inventory, equipment and certain intellectual property, and assumed certain liabilities related to the Analyst(R) product line of Dade Behring, Inc. for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. The present value of the note was $1,163,130 and $1,068,363 at September 30,
                                      1999 and 1998, respectively. The
                                      Analyst(R) product line includes the
                                      development, manufacture and sale of the Analyst(R) instrument together with the rotors and reagents for use in in-vitro diagnostics. Revenues are principally derived from the sale of reagents to physicians, veterinarians, and small clinics in the United States. The purchase price allocation was recorded using the purchase method of accounting. The excess of the fair value of net assets acquired over the purchase price (totaling approximately $326,000) was recorded as a reduction of the fixed assets acquired, in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations."

                                      The consolidated statements of operations and cash flows for the year ended September 30, 1999 include the results of operations and cash flows of CPI from October 1, 1998 through July 23, 1999 and the Analyst(R) product line for the entire year.

                                      The consolidated statements of operations and cash flows for the year ended September 30, 1998 include the results of operations and cash flows for the Analyst(R) product line from September 1, 1998 through September 30, 1998 and CPI for the entire year.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3.     BUSINESS                       The unaudited pro forma combined results
       ACQUISITIONS                   of operations of the Company and the
       AND DIVESTITURES               business acquired in fiscal 1998 for the
       (Continued)                    years ended September 30, 1999 and 1998,
                                      assuming that the transactions had
                                      occurred at October 1, 1997 and after
                                      giving effect to certain pro
                                      forma adjustments are as follows:

                                      Years ended September 30,                 1999             1998
                                      -----------------------------------------------------------------
                                      Revenue                            $14,589,000      $19,288,000
                                      Net loss                           $(5,160,000)     $   (36,000)
                                      Net loss per common share:
                                         Basic                           $      (.66)     $        --
                                         Diluted                         $      (.66)     $        --


4.     RELATED PARTY                  William P. Hales, Redwood Holdings, Inc.
       TRANSACTIONS                   and certain of its employees, namely Jerry
                                      L. Ruyan, Thomas A. Donelan, and
                                      Christopher P. Hendy solicited written
                                      consents from shareholders of Hemagen
                                      seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors.
                                      Following the delivery of consents, the
                                      matter was settled pursuant to a
                                      Settlement Agreement entered into
                                      September 30, 1999.

                                      As part of the Settlement Agreement four of Hemagen's six directors resigned and were replaced by Jerry L. Ruyan, William
                                      P. Hales, Thomas A. Donelan, and
                                      Christopher P. Hendy. The new Board of
                                      Directors then elected Jerry L. Ruyan as
                                      Chairman and CEO and William P. Hales as
                                      President. Also as part of the Settlement
                                      Agreement, the four new directors
                                      purchased from the previous management of the Company all of management's shares totaling 777,801 shares at a price approximating fair value.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

5. INVENTORIES                        Inventories consist of the following:

                                      September 30,                                            1999             1998
                                      -------------------------------------------------------------------------------
                                      Raw materials                                      $1,802,960       $1,712,873
                                      Work-in-process                                       523,905          640,981
                                      Finished goods                                      3,338,041        3,858,400
                                      -------------------------------------------------------------------------------

                                                                                         $5,664,906       $6,212,254
                                      ===============================================================================


6.     PROPERTY AND                   Property and equipment consist of
       EQUIPMENT                      the following:

                                      September 30,                                            1999             1998
                                      -------------------------------------------------------------------------------
                                      Land                                               $       --       $   16,000
                                      Building                                                   --          194,226
                                      Furniture and equipment                             7,250,195        6,500,018
                                      Leasehold improvements                                639,018          583,183
                                      -------------------------------------------------------------------------------

                                                                                          7,889,213        7,293,427

                                      Less accumulated depreciation
                                        and amortization                                  4,116,063        2,926,231
                                      -------------------------------------------------------------------------------

                                                                                         $3,773,150       $4,367,196
                                      ===============================================================================

                                      Depreciation and amortization expense
                                      relating to property and equipment was
                                      approximately $1,230,000 and $754,000 for the years ended September 30, 1999 and 1998, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


6.     PROPERTY AND                   During the fourth quarter of fiscal 1999,
       EQUIPMENT                      the Company wrote down the carrying value
       (Continued)                    of certain equipment held by customers
                                      based on the determination that the
                                      carrying value of the equipment exceeds
                                      the estimated undiscounted future
                                      operating cash flows that will be
                                      generated by the equipment. A charge of
                                      $146,867 for the estimated impairment of the equipment is included in other operating costs in the accompanying consolidated statements of operations for fiscal 1999 (see Note 12).


7. OTHER ASSETS                       Other assets consist of the following:

                                      September 30,                                             1999             1998
                                      ---------------------------------------------------------------------------------
                                      Goodwill, net of accumulated
                                        amortization of $381,613 and
                                        $272,583 for 1999 and 1998,
                                        respectively                                        $253,874       $1,362,904

                                      Other                                                       --           40,582
                                      ---------------------------------------------------------------------------------

                                                                                            $253,874       $1,403,486
                                      =================================================================================


8. ACCOUNTS PAYABLE                   Accounts payable and accrued expenses
   AND ACCRUED                        include the following:
   EXPENSES

                                      September 30,                                               1999                1998
                                      --------------------------------------------------------------------------------------
                                      Accounts payable - trade                              $1,035,642          $  600,952
                                      Accrued severance (Note 12)                              251,559                  --
                                      Accrued professional fees                                276,617              31,742
                                      Accrued vacation                                          81,903              99,115
                                      Accrued other                                            473,438             361,723
                                      --------------------------------------------------------------------------------------

                                                                                            $2,119,159          $1,093,532
                                      ======================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


9.     DEVELOPMENT                    The Company entered into an agreement
       AND LICENSE                    under which the Company obtained exclusive
       AGREEMENTS                     proprietary rights to certain patents,
                                      licenses and technology to manufacture,
                                      market and sell certain products. Under
                                      the agreement, the Company is obligated to make quarterly royalty payments based on a percentage of sales of the defined products through August 31, 2004.

                                      In addition, the Company entered into a
                                      sublicense agreement whereby two license agreements related to certain Analyst(R) products were transferred to the Company. These license agreements, which contain provisions for royalty obligations based on production and net sales of certain products, expire in March, 2000 and May, 2005. Royalty expense recorded under the royalty agreement and the sublicense agreement amounted to approximately $295,000 and $23,000 in fiscal 1999 and
                                      1998, respectively.


10.    REVOLVING                      In August 1998, the Company obtained a
       LINE OF CREDIT                 revolving line of credit with a bank for
                                      the purpose of purchasing the Analyst(R) product line. Under the terms of the Revolving Credit Agreement (the
                                      "Agreement"), the maximum available loan commitment, which was $4,250,000 at
                                      September 30, 1999, is reduced by $187,500 each quarter through August 31, 2001 (the termination date of the revolving line of credit). Outstanding borrowings, which are due upon demand, are collateralized by the assets of the Company and its subsidiaries. The Agreement provides for monthly interest payments at either the bank's prime lending rate (8.5% at September 30, 1999) plus .25% or the
                                      London Interbank Offered Rate ("LIBOR")
                                      plus 2.25%. The Agreement requires
                                      compliance with various covenants
                                      including leverage ratio, debt service
                                      coverage, minimum profitability and
                                      maximum capital expenditures. The Company was not in compliance with these covenants at September 30, 1999. The Company is in discussions with an investment bank regarding a private placement of common stock for approximately $1,500,000, expected to be completed by March 31, 2000. In consideration of the private placement, the Company is also in discussions with its lender regarding a waiver of covenant defaults to date, a reset of the financial covenants and other modifications to the Agreement.
                                      Outstanding borrowings under the revolving line of credit amounted to $3,169,589 and $3,500,000 at September 30, 1999 and 1998,
                                      respectively. The Company is current on
                                      all payments of principal and interest.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

       Common Stock                   At September 30, 1999 and 1998, the
       Purchase                       following warrants were outstanding:
       Warrants

                                                                      September 30, 1999
                                                    ------------------------------------------------------------
                                                                         Exercise Price              Expiration
                                                       Shares               Per Share                   Date
                                      --------------------------------------------------------------------------------------
                                                       52,000                  $2.50           December 30, 1999
                                                       35,000                   2.00           June 30, 2000
                                                    2,695,255                   2.75           February 28, 2001
                                      --------------------------------------------------------------------------------------

                                      Total         2,782,255
                                      ======================================================================================


                                                                      September 30, 1998
                                                    ------------------------------------------------------------
                                                                         Exercise Price              Expiration
                                                       Shares               Per Share                   Date
                                      --------------------------------------------------------------------------------------

                                                      539,052                  $2.75           February 28, 1999
                                                       20,000                   3.25           April 29, 1999
                                                       52,000                   2.50           December 30, 1999
                                                       35,000                   2.00           June 30, 2000
                                                    2,695,255                   2.75           February 28, 2001
                                      --------------------------------------------------------------------------------------

                                      Total         3,341,307
                                      ======================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Common Stock                   During 1998, warrants for the purchase of
       Purchase                       75,000 shares at a purchase price of $1.50
       Warrants                       per share were exercised. In fiscal 1999,
       (Continued)                    warrants for the purchase of an aggregate
                                      of 559,052 shares of common stock at
                                      prices ranging from $2.75 to $3.25
                                      expired. In fiscal 1998, warrants for the purchase of an aggregate of 367,500 shares of common stock at prices ranging from $1.50 to $8.00 expired. No warrants were granted in fiscal 1999 or 1998.

                                      In connection with a 1996 private
                                      placement offering, the Company issued
                                      2,695,255 warrants expiring February 28,
                                      2001 and 269,526 Placement Agent Warrants which expired on February 28, 1999.


       Stock Options                  The 1992 Stock Option Plan, as amended,
                                      provides for the grant of incentive and
                                      nonqualified stock options for the
                                      purchase of an aggregate of 1,000,000
                                      shares of the Company's common stock by
                                      employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The
                                      Company may not grant an employee
                                      incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year.
                                      The term of incentive stock options
                                      granted cannot exceed ten years (five
                                      years for options granted to holders of
                                      more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company).
                                      The Board, at the request of any optionee, may convert incentive stock options that have not been exercised at the date of conversion into nonqualified stock options. All outstanding options granted under the Plan were fully vested at September 30, 1999 and 1998.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options                  On September 30, 1999, the Company's
       (Continued)                    Board of Directors awarded options to the
                                      Company's President and certain directors to purchase an aggregate of 1,732,014 shares of the Company's common stock at an exercise price of $1.36 per share which represented the fair value of the common stock at that date. The director's options were granted to Redwood Holdings, Inc.
                                      which is a 100% owned subsidiary of an
                                      employee stock ownership plan, the
                                      beneficial owners are Jerry Ruyan (49.9%), Thomas A. Donelan (24.9%), and Christopher
                                      P. Hendy (24.9%). The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain members of the Company's senior management and Board of Directors (see
                                      Note 12). The options, which were not
                                      issued under the Plan, expire on September
                                      30, 2009 and become exercisable on March
                                      31, 2001. In the event that the market
                                      value of the Company's common stock
                                      exceeds $5.00 per share for 20 consecutive days prior to March 31, 2001, or a change in control, as defined, the options become immediately exercisable.

                                      Changes in all options outstanding are
                                      summarized as follows:

                                                                                                               Weighted -
                                                                                                                 Average
                                                                                                                Exercise
                                                                                            Shares                Price
                                      --------------------------------------------------------------------------------------
                                      BALANCE, September 30, 1997                           308,950                $ 2.08

                                         Granted                                            312,600                  1.26
                                         Cancelled or expired                               (54,625)                 1.96
                                      --------------------------------------------------------------------------------------

                                      BALANCE, September 30, 1998                           566,925                  1.64

                                         Granted                                          1,874,014                  1.38
                                         Cancelled or expired                              (231,750)                 1.65
                                      --------------------------------------------------------------------------------------

                                      BALANCE, September 30, 1999                         2,209,189                $ 1.42
                                      ======================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options                  As of September 30, 1999, options for
       (Continued)                    477,175 shares were exercisable at prices
                                      ranging from $1.20 to $2.19 per share. As of September 30, 1998, options for 566,925 shares were exercisable at prices ranging from $1.20 to $5.00 per share.

                                      The following table summarizes information about stock options outstanding at September 30, 1999:

                                                                                      Options Outstanding
                                                                     --------------------------------------------------------
                                                                                              Weighted-
                                                                         Number                Average          Weighted-
                                                  Range of           Outstanding at           Remaining          Average
                                                  Exercise            September 30,          Contractual        Exercise
                                                   Prices                 1999              Life (years)          Price
                                      --------------------------------------------------------------------------------------
                                                     $ 2.19                 139,175               2.4              $ 2.19
                                                       2.00                  13,900               1.7                2.00
                                                       1.75                  96,500               1.5                1.75
                                                       1.36               1,732,014              10.0                1.36
                                                       1.20                 227,600               3.3                1.20
                                      --------------------------------------------------------------------------------------
                                          $1.20 to   $ 2.19               2,209,189               8.4              $ 1.42
                                      ======================================================================================

                                                                                         Options Exercisable
                                                                     --------------------------------------------------------
                                                                                Number                          Weighted-
                                                  Range of                  Exercisable at                       Average
                                                  Exercise                   September 30,                      Exercise
                                                   Prices                        1999                             Price
                                      --------------------------------------------------------------------------------------
                                                     $ 2.19                         139,175                        $ 2.19
                                                       2.00                          13,900                          2.00
                                                       1.75                          96,500                          1.75
                                                       1.20                         227,600                          1.20
                                      --------------------------------------------------------------------------------------
                                          $1.20 to   $ 2.19                         477,175                        $ 1.62
                                      ======================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options                  The Company accounts for its stock-based
       (Continued)                    compensation plan using the intrinsic
                                      value method. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123,
                                      "Accounting for Stock-Based Compensation," the Company's net income (loss) and income
                                      (loss) per common share would have been
                                      adjusted to the pro forma amounts
                                      indicated below:

                                      Years ended September 30,                                   1999                1998
                                      --------------------------------------------------------------------------------------
                                      Net income (loss)            As reported          $   (5,160,355)       $     10,449
                                                                   Pro forma                (5,175,378)           (176,286)

                                      Income (loss) per
                                        common share:              As reported:
                                                                     Basic                        (.66)                  -
                                                                     Diluted                      (.66)                  -
                                                                   Pro forma:
                                                                     Basic                        (.67)               (.02)
                                                                     Diluted                      (.67)               (.02)

                                      In determining the pro forma amounts
                                      above, the Company estimated the fair
                                      value of each option granted using the
                                      Black-Scholes option pricing model with
                                      the following weighted-average assumptions used for grants in 1999 and 1998: dividend yield of 0% for both years and expected volatility of 45.8% for 1999 and 46.1% for 1998, risk free rates ranging from 4.45% to 5.77% in 1999 and 5.57% to 5.74% in
                                      1998, and expected lives of 5 years for
                                      1999 and 1998. The weighted average fair value of options granted in fiscal 1999 and 1998 was $.78 and $.60 per share, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Rights                   During fiscal 1999,  the  Company's
       Purchase                       Board of Directors  implemented a Stock
       Agreement                      Purchase Rights Agreement (the
                                      "Agreement"). Under the Agreement, as
                                      amended, the Company declared a dividend of one common share purchase right (a
                                      "Right") for each share of the Company's outstanding common stock as of February
                                      10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The rights become exercisable only if a person or group, as defined, acquires beneficial ownership of
                                      15 percent or more of the Company's
                                      outstanding common stock or announces a
                                      tender offer that would result in
                                      beneficial ownership of 15 percent or more of the Company's outstanding common stock.
                                      Per a Board of Directors Resolution dated
                                      September 30, 1999, William P. Hales,
                                      Jerry L. Ruyan, Thomas A. Donelan,
                                      Christopher P. Hendy and Redwood Holdings,
                                      Inc. are exempt under the Agreement. The rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights.

       Reserved Shares                At September 30, 1999, the Company has
                                      reserved 13,205,059 shares of common stock for issuance upon exercise of outstanding common stock options, warrants and purchase rights.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


12.    OTHER OPERATING                Other operating costs consist of
       COSTS                          the following:

                                      Years ended September 30,                                   1999                1998
                                      --------------------------------------------------------------------------------------
                                      Charge for impairment of
                                        goodwill (Note 7)                                   $1,000,000                $ --
                                      Charge for impairment of
                                        equipment (Note 6)                                     146,867                  --
                                      Charges related to proxy contest                         544,851                  --
                                      Severance pay                                            251,559                  --
                                      --------------------------------------------------------------------------------------

                                                                                            $1,943,277                $ --
                                      ======================================================================================

                                      In connection with a consent solicitation that resulted in the replacement of certain members of the Company's senior management and Board of Directors, the Company recorded charges of $544,851, which consist primarily of professional fees incurred, and an additional $251,559 of severance pay for former senior management. The above charges were recorded in the fourth quarter of fiscal 1999. Also, during the fourth quarter of fiscal 1999, the Company recorded an inventory reserve of approximately $1,078,000 resulting from management's decision to discontinue a specific product and from the identification of certain products that are expected to expire before they can be sold. This fourth quarter adjustment is included in cost of product sales in the accompanying consolidated statements of operations for fiscal 1999.


13. INCOME TAXES                      Domestic and foreign income (loss) before
                                      income taxes and minority interest in net income (loss) of consolidated subsidiary are as follows:

                                      Years ended September 30,                                1999             1998
                                      --------------------------------------------------------------------------------
                                      Domestic                                          $(4,886,024)       $(159,362)
                                      Foreign                                              (274,331)         169,811
                                      --------------------------------------------------------------------------------

                                                                                        $(5,160,355)       $  10,449
                                      ================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


13.    INCOME TAXES                   The difference between income taxes
       (Continued)                    provided at the Company's effective tax
                                      rate and the Federal statutory rate is as follows:

                                      Years ended September 30,                                1999              1998
                                      ---------------------------------------------------------------------------------
                                      Federal tax (credit) at statutory rate            $(1,754,521)          $ 3,553
                                      Operating loss generating no
                                        current tax benefit                               1,754,521                --
                                      Operating income offset by
                                        current tax loss generating
                                        no current or deferred tax effect                        --            (3,553)
                                      ---------------------------------------------------------------------------------

                                                                                        $        --           $    --
                                      =================================================================================


                                      Deferred tax assets (liabilities) are
                                      comprised of the following:

                                      September 30,                                            1999             1998
                                      --------------------------------------------------------------------------------
                                      Net operating loss carryforwards                  $ 2,539,000      $ 1,593,000
                                      Inventory reserve                                     443,000           12,000
                                      Research and development and
                                        investment tax credit carryforwards                 100,000          100,000
                                      Amortization of intangible assets                      25,000           48,000
                                      Basis difference of property and
                                        equipment                                            16,000          (51,000)
                                      Other                                                 100,000           76,000
                                      --------------------------------------------------------------------------------

                                      Total deferred tax assets                           3,223,000        1,778,000

                                      Deferred tax asset valuation
                                        allowance                                        (3,223,000)      (1,778,000)
                                      --------------------------------------------------------------------------------

                                      Net deferred tax assets                           $        --      $        --
                                      =================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


13.    INCOME TAXES                   The Company has  provided a valuation
       (Continued)                    allowance equal to 100% of the total
                                      deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

                                      At September 30, 1999, the Company has
                                      approximately $6,348,000, $3,618,000 and
                                      $462,000 of federal, state, and foreign
                                      net operating losses, respectively,
                                      available to offset future taxable income, which expire on various dates through 2019. At September 30, 1999, the Company has $100,000 of federal research and development tax credit carryforwards and $62,000 of state research and development and investment tax credit carryforwards available to offset future income taxes payable, which expire on various dates through 2010. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.


14.    NET INCOME                     The Company follows Statement of
       PER SHARE OF                   Financial Accounting Standards No. 128
       COMMON STOCK                   ("SFAS No. 128"), Earnings per Share,
                                      issued by the Financial Accounting
                                      Standards Board. Under SFAS No. 128, the basic and diluted net earnings per share of common stock for the years ended
                                      September 30, 1999 and 1998 is computed by dividing the net income by the weighted average number of common shares outstanding during the period.

                                      The weighted average number of common
                                      shares outstanding is summarized as
                                      follows:

                                      September 30,                                               1999                1998
                                      --------------------------------------------------------------------------------------
                                      Denominator for basic income (loss)
                                         per share:
                                         Weighted average common
                                           shares outstanding                                7,780,123           7,836,520
                                      Potential dilutive common shares
                                         Stock options                                               -              69,449
                                         Stock warrants                                              -               3,992
                                      --------------------------------------------------------------------------------------

                                      Denominator for diluted income (loss)
                                        per share                                            7,780,123           7,909,961
                                      ======================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


14.    NET INCOME                     The following table summarizes securities
       PER SHARE OF                   that were outstanding as of
       COMMON STOCK                   September 30, 1999 and 1998 but not
       (Continued)                    included in the calculation of diluted net
                                      earnings (loss) per share because such
                                      shares are antidilutive:

                                      September 30,                                               1999                1998
                                      --------------------------------------------------------------------------------------
                                      Stock options                                          2,209,189             192,025
                                      Stock warrants                                         3,051,781           3,341,307


15.    SIGNIFICANT SALES              In fiscal 1999 and 1998, the Company
       AND CONCENTRATION              derived revenues from a single customer
       OF CREDIT RISK                 totalling approximately $4,518,000 and
                                      $1,245,000, respectively. In fiscal 1998, the Company derived revenues from another customer amounting to approximately
                                      $1,447,000. Revenues derived from export sales amounted to approximately $4,605,000 in 1999 and $4,976,000 in 1998. Export
                                      sales to Europe were approximately
                                      $2,139,000 in 1999 and $2,198,000 in 1998.
                                      Export sales to South America were
                                      approximately $1,647,000 in 1999 and
                                      $2,016,000 in 1998.


16.    SEGMENT                        The Company considers its manufactured
       INFORMATION                    kits, tests and instruments as one
                                      operating segment, as defined under
                                      Statement of Financial Accounting
                                      Standards No. 131 ("SFAS No. 131"),
                                      "Disclosures about Segments of an
                                      Enterprise and Related Information."

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


16.    SEGMENT                        The Company operates in the United States
       INFORMATION                    and Brazil. Sales are attributed to
       (Continued)                    geographic regions based on the location
                                      from which the products sold are shipped to customers. The following table presents selected financial information by geographic region based on origin of sales and asset location:

                                                                           United
                                      Origin of revenues                   States            Brazil         Consolidated
                                      ----------------------------------------------------------------------------------
                                      SEPTEMBER 30, 1999:
                                         Revenues                     $13,460,401        $1,128,338        $14,588,739
                                         Long-lived assets              3,875,322           151,702          4,027,024
                                      ==================================================================================

                                      SEPTEMBER 30, 1998:
                                         Revenues                     $10,854,077        $1,473,275        $12,327,352
                                         Long-lived assets              5,529,528           241,154          5,770,682
                                      ==================================================================================


17.    COMMITMENTS                    The Company leases certain office and
                                      manufacturing facilities under
                                      noncancelable operating leases expiring
                                      through 2002. In addition, the Company
                                      leases an office and manufacturing
                                      facility under a cancelable operating
                                      lease which has no future minimum rental commitments. Future minimum lease commitments under the noncancelable operating leases are approximately as follows:

       Leases                         Years ending September 30,                                               Total
                                      -----------------------------------------------------------------------------------
                                      2000                                                                 $  503,000
                                      2001                                                                    406,000
                                      2002                                                                    341,000
                                      ------------------------------------------------------------------------------------

                                                                                                           $1,250,000
                                      ====================================================================================

                                      Rent expense approximated $570,000 and
                                      $549,000 in 1999 and 1998, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


17.    COMMITMENTS
       (Continued)

       Retirement Plan                The Company maintains a defined
                                      contribution retirement plan which
                                      qualifies under Section 401(k) of the
                                      Internal Revenue Code, covering
                                      substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The Company's contributions to the Plan amounted to approximately $100,000 and $105,000 in fiscal 1999 and 1998, respectively.

       Minimum Purchase               During 1999, the Company entered into an
       Obligation                     agreement whereby it is required to
                                      purchase a minimum amount of products from a supplier. At September 30, 1999, the
                                      Company is obligated to purchase at least
                                      $625,000 in product at prevailing market prices before August 1, 2001.

       Employment                     In May 1999, the Company entered into
       Contracts                      employment agreements with certain key
                                      executives. The agreements provide for
                                      initial two-year terms, aggregate base
                                      salaries of $380,000 for fiscal 2000 and $253,000 for fiscal 2001 and performance bonuses, as defined. Upon expiration of the initial two-year terms, the agreements automatically renew for successive two-year periods unless written notice of non-renewal is tendered by either the executives or the Company six months prior to the scheduled expiration dates. The agreements further provide that, in the event the Company terminates the executives for defined reasons, the
                                      Company would be obligated to make
                                      one-time severance payments equal to the executives' annual base salaries.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEMAGEN DIAGNOSTICS, INC.


Date: December 22, 1999             By: /s/ Jerry L. Ruyan
                                       ----------------------------------------
                                        Jerry L. Ruyan, Chief Executive Officer



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                     Capacity                                Date
----                                     --------                                ----
/s/ Jerry L.Ruyan                   CEO and Chairman of                         December 22, 1999
----------------------------        of the Board of Directors
Jerry L. Ruyan


/s/ William P. Hales                President, Director                         December 22, 1999
----------------------------
William P. Hales


/s/  Richardo M. de Oliveira        V.P. Research and Development,              December 22, 1999
----------------------------        Director
Ricardo M. de Oliveira, M.D.


                                    Director                                    December 22, 1999
----------------------------
Alan S. Cohen, M.D.


/s/  Thomas A. Donelan              Director                                    December 22, 1999
-----------------------------
Thomas A. Donelan


/s/  Christopher P. Hendy           Interim Principal Financial Officer,        December 22, 1999
-------------------------------     Director
Christopher P. Hendy

                            HEMAGEN DIAGNOSTICS, INC.

                                INDEX TO EXHIBITS


Exhibit No.        Title
-----------        -----

     21            Subsidiaries of the Registrant

     23            Consent of Independent Certified Public Accountants -
                   BDO Seidman, LLP

     27            Financial Data Schedule