Form 10KSB/A
period 1999-09-30
HEMAGEN DIAGNOSTICS INC
filed 2000-01-28
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the Fiscal Year Ended September 30, 1999

                           Commission File No. 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              04-2869857
--------------------------------                   -----------------------------
(State or other jurisdiction                       (IRS Employer Identification
of incorporation or organization)                                Number)


34-40 Bear Hill Road
Waltham, Massachusetts                                         02451
--------------------------------                   -----------------------------
(Address of principal                                        (Zip Code)
Executive Offices)

                                 (781) 890-3766
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

     This Amendment is filed for the purpose of providing  Items 9 through 12 of
Part III.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Alan S. Cohen       Dr. Cohen has served as a Director of the Corporation  since
Age 73              its  inception.  Dr.  Cohen has been  employed by the Boston
Director since 1993 University School of Medicine as a Professor of Medicine Term expires 2000 since 1968 and Professor of Pharmacology since 1974. Dr.
                    Cohen is  Editor-in-Chief  of the  International  Journal of
                    Amyloid.  Dr. Cohen served as the Director of the  Arthritis
                    Center of Boston  University from 1976 to 1994. From 1973 to
                    1992,  Dr.  Cohen served as Chief of Medicine of Boston City
                    Hospital.  Dr.  Cohen is a past  president  of the  American
                    College of Rheumatology.  Dr. Cohen received his Bachelor of
                    Arts degree from  Harvard  College and his M.D.  degree from the Boston University School of Medicine.
--------------------------------------------------------------------------------

Thomas A. Donelan   Mr. Donelan has been a founding member of Redwood  Holdings,
Age 44              Inc., a privately  held venture  capital  firm,  since 1995.
Director since 1999 Prior to that time he was a Vice President of Commercial Term expires 2002 Lending at Fifth Third Bank in Cincinnati, Ohio. He also served  as a board  member  for Blue  Chip  Venture  Fund in
                    Cincinnati,  and Alpha Capital  Venture Fund in Chicago.  He
                    serves on the boards of Meritage  Hospitality  Group Inc., a public company;  Schonstedt  Instrument Company and the Avon
                    Workshop Inc., private companies;  and St. Joseph Orphanage, a charitable organization.  Mr. Donelan earned a B.S. degree in Political Science from Northern Kentucky University and a
                    J.D. from Chase College of Law.
--------------------------------------------------------------------------------

William P. Hales    Mr. Hales is President of Hemagen. He is a Senior Investment
Age 37              Advisor  with  Jesup &  Lamont  Securities  Corporation,  an
Director since      investment  banking and  brokerage  firm. He has been a full
1999                time money  manager  with  several  investment  banking  and
Term expires 2002   brokerage  firms  since  1992.   Prior  to  that  he  was  a
                    practicing CPA with Coopers & Lybrand and Ernst & Young. Mr.
                    Hales earned a B.A. in Accounting from Pace  University.  He is a Certified Public Accountant.
--------------------------------------------------------------------------------

Christopher P.     Mr.  Hendy has been a member of Redwood  Holdings,  Inc.,  a
Hendy              privately held venture  capital firm,  since 1996.  Prior to
Age 42             that  time  he  was a  Vice  President  and  Manager  of the
Director since     Asset-Based  Lending  Department  of  Fifth  Third  Bank  in
1999               Cincinnati,  Ohio.  Prior to that he was Vice  President  at
Term expires 2001  Marine  Midland  Bank.  He serves on the boards of  Meritage
                   Hospitality   Group  Inc.,  a  public  company;   Schonstedt
                   Instrument  Company  and the  Avon  Workshop  Inc.,  private companies.  Mr.  Hendy  earned  a B.S.  degree  in  Business
                   Administration from Xavier University.
--------------------------------------------------------------------------------

Ricardo M.         Dr. de Oliveira has been the Vice  President of Research and
de Oliveira        Development  and a  Director  of the  Corporation  since its
Age 48             inception.  From 1980  through  1990,  Dr. de Oliveira was a
Director since     Professor at the  University of Sao Paulo in Brazil.  Dr. de
1993               Oliveira  was the  Director  of  Clinical  Pathology  at the
Term expires 2001  Cancer  Hospital  of Sao  Paulo,  Brazil.  Dr.  de  Oliveira
                   received  his M.D.  degree  from the  Faculdade  de Ciencias
                   Medicas da Santa Casa de Sao Paulo in Brazil.
--------------------------------------------------------------------------------

Jerry L. Ruyan      Mr.  Ruyan  is  Chairman  and  Chief  Executive  Officer  of
Age 53              Hemagen. He is a founding member of Redwood Holdings,  Inc.,
Director since      a privately held venture capital firm.  Prior to that he was
1999                a Founder,  Director,  President and Chief Executive Officer
Term expires 2000   of  Meridian  Diagnostics,   Inc.,  a  public  company  that
                    develops  diagnostic  test  products for the global  medical industry.  He served as a Director of Meridian until July 7,
                    1999,  when he  became  part of a  consent  solicitation  to change the board of Hemagen  Diagnostics,  Inc. He serves on
                    the  boards  of  Meritage   Hospitality   Group  Inc.,   and
                    PopMail.com  Inc.,  which are public  companies;  Schonstedt
                    Instrument  Company and The Last Best Place Catalog Company,
                    private companies;  and is a Trustee for Ashland University.
                    Mr.  Ruyan  earned a B.S.  degree in  Biology  from  Ashland
                    University and a Master's  Degree in  Microbiology  from The
                    Ohio State University.
--------------------------------------------------------------------------------

Deborah F. Ricci    Ms. Ricci has been Chief Financial  Officer of Hemagen since
Age 35              January 1, 2000.  Prior to that time, she was Vice President of  Finance  and  Administration  of  Schonstedt  Instrument
                    Company,  a private company owned by Redwood Holdings,  Inc.
                    from July 1997 to December 1999.  Ms. Ricci  continues to be involved in the management of Schonstedt  Instrument Company on a less  frequent  basis.  Ms. Ricci held the positions of
                    Chief  Financial  Officer  and  Controller  of  J.E.  Morgan
                    Knitting  Mills,  Inc.,  a division of Dawson  International
                    PLC,  from  December  1996 to July 1997 and January  1995 to
                    December 1996, respectively.  Prior to that time she was the
                    Director of Business Planning and Analysis for Abex Friction
                    Products, Inc., formerly a division of Cooper Industries.
--------------------------------------------------------------------------------

Item 10. Executive Compensation.

     The following sets forth compensation paid to executive officers during the last three fiscal years ended September 30:

                                                                      Long-Term
                                                                    Compensation
                                       Annual Compensation             Awards
                           --------------------------------------  -------------
                                                                     Securities
Name and                                             Other Annual    Underlying
Principal Position         Year   Salary      Bonus  Compensation      Options
-----------------------    ----   --------   ------  ------------    -----------
Carl Franzblau             1999   $145,000       0   $7,328(1)             0
Chief Executive Officer    1998    140,000       0    7,324(1)        10,000
                           1997    137,187       0    7,961(1)        10,000

Ira Marks                  1999   $143,900   1,369   $7,109(2)             0
Vice President,            1998    136,908       0    5,607(2)        20,000
Marketing and Sales,       1997    136,908       0    4,107(3)        10,000
RAICHEM

Ricardo de Oliveira        1999   $120,000   1,200     $  0                0
Senior Vice President      1998    120,000       0      610(1)        10,000
                           1997    118,840       0    5,073                0

William Franzblau          1999   $130,000   1,300   $6,900(2)             0
Chief Financial Officer    1998    110,000       0    5,400(2)        10,000
                           1997    105,000       0    3,150(3)        20,500

Scott Weiss                1999   $130,000   1,300   $8,100(2)             0
Vice President,            1998    110,000       0    5,650(2)        20,000
Marketing and Sales        1997    105,000       0    4,350(2)        21,500

(1)  Reflects provision of a leased car.
(2) Represents contributions in the Company's 401(k) plan and automobile allowance.
(3)  Represents contributions in the Company's 401(k) plan.

     Non-employee directors are compensated at the rate of $10,000 per year.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the named executive officers in fiscal 1999.

          FISCAL 1999 OPTION EXERCISESAND FISCAL YEAR-END OPTION VALUES

                                                 Number of
                                                 Securities        Value of
                                                 Underlying       Unexercised
                                                 Unexercised      In-the-Money
                                                   Options          Options
                                                  at FY-End        at FY-End
                                                -------------     --------------
                     Shares Acquired    Value    Exercisable/     Exercisable/
          Name         on Exercise    Realized  Unexercisable     Unexercisable
-------------------  ---------------  --------  -------------     --------------
Carl Franzblau              0             0         20,000/0        $1,130/0
Ricardo de Oliveira         0             0         10,000/0             0/0
William Franzblau           0             0         30,500/0        $1,130/0
Scott Weiss                 0             0         41,500/0        $2,260/0
Ira Marks                   0             0         30,000/0        $2,260/0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following is the beneficial ownership of all of the Company's directors, executive officers and 5% shareholders as of January 1, 2000:

                                                     Amount and
                                                     Nature of
   Name of                                           Beneficial         Percent
 Beneficial Owner            Position                Ownership         of Class
--------------------     -----------------------     -----------       ---------

William P. Hales         President                    2,787,842          29.1%
Jerry L. Ruyan           Chief Executive Officer      2,787,842          29.1%
Thomas A. Donelan        Director and Treasurer       2,787,842          29.1%
Christopher P. Hendy     Director                     2,787,842          29.1%
Ricardo de Oliveira      Senior Vice President         305,000            3.9%
Deborah F. Ricci         Chief Financial Officer          0                  -
Alan S. Cohen            Director                      148,705            1.9%
Redwood Holdings Inc.    Holder                       2,787,842          29.1%
All Directors                                         3,241,547          33.8%
 and Officers
 as a Group

Item 12. Certain Relationships and Related Transactions.

     On September 30, 1999, pursuant to shareholder authorization received during a consent solicitation, the Board of Directors awarded options to purchase Hemagen Common Stock at an exercise price of $1.36 per share, expiring September 30, 2009 and becoming exercisable upon the earlier to occur of 18 months after September 30, 1999 or that time when the price of Hemagen's Common Stock trades above $5 per share for 20 consecutive days or until there is a change in control of the Corporation. The options were granted to Redwood Holdings, Inc. to the extent of 866,007 shares and to William P. Hales to the extent of 866,007 shares. Redwood Holdings is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners of which are Jerry L. Ruyan
- 49.9%, Thomas A. Donelan - 24.9% and Christopher P. Hendy - 24.9%.

     In 1999, the Board of Directors authorized payment to the Redwood Group of the fees and expenses of the consent solicitation totaling $224,117.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEMAGEN DIAGNOSTICS, INC.



                                     By:/s/Jerry L. Ruyan
                                        ----------------------------------------
Date: January 28, 2000                  Jerry L. Ruyan, Chief Executive Officer