Form 10QSB
period 1999-12-31
HEMAGEN DIAGNOSTICS INC
filed 2000-02-11
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                                   Commission File
    December 31, 1999                                             Number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)


       Delaware                                                04-2869857
-----------------------                                   ----------------------
(State of Organization)                                      (I.R.S. Employer
                                                          Identification Number)


               34-40 Bear Hill Road, Waltham, Massachusetts 02451
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (781) 890-3766
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X               No

     As of December 31, 1999, the issuer had 7,751,890 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.    Financial Statements

               Consolidated Balance Sheets;                             2
               December 31, 1999 and
               September 30, 1999

               Consolidated Statements                                  4
               of Operations; three months ended
               December 31, 1999 and 1998

               Consolidated Statements                                  5
               of Cash Flows; three months
               ended December 31, 1999 and 1998

               Notes to Consolidated                                    6
               Financial Statements

Item 2.    Management's Discussion and                                  8
           Analysis of Financial
           Condition and Results of
           Operations


PART II.  OTHER INFORMATION

Item 5.     Other Information.                                         13

Item 6.     Exhibits and Reports on Form 8-K.                          13

PART I  -Financial Information


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                     December 31,  September 30,
                                                         1999           1999
                                                     ------------- -------------

Current Assets:
       Cash and cash equivalents                      $   415,076   $   289,320
       Accounts receivables, less allowance for
       doubtful accounts of $373,000 at
       December 31, 1999 and $368,000 at
       September 30, 1999                               1,984,648     1,877,016
       Inventories                                      5,921,082     5,664,906
       Prepaid expenses and other current assets          212,828       294,198
                                                      -----------   ------------
               Total current assets                     8,533,634     8,125,440


Property and Equipment:
       Fixed assets                                     8,091,300     7,889,216
       Less accumulated depreciation                    4,382,620     4,116,066
                                                      -----------   ------------
                                                        3,708,680     3,773,150

Other assets                                              241,180       253,874
                                                      -----------   ------------
                                                      $12,483,494   $12,152,464
                                                      ===========   ===========




                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31,     September 30,
                                                       1999            1999
                                                  ------------    --------------
Current Liabilities:
   Accounts payable and accrued expenses          $  3,123,396    $  2,836,551
   Deferred revenue                                     75,443          84,374
   Note payable                                      3,928,888       3,169,589
   Subordinated note payable, net of
   unamortized discount of $64,167 and
   $86,870 at December and September
   respectively                                      1,185,833       1,163,130

                                                  ------------    -------------
       Total current liabilities                     8,313,560       7,253,644
                                                  ------------    -------------

Stockholders' Equity:
   Preferred stock, no par value - 1,000,000
     shares authorized; none issued                       --              --
   Common stock, $.01 par value - 30,000,000
     shares authorized; issued and outstanding:
     7,851,890 at both December and September           77,519          77,519
   Additional paid-in capital                       13,352,310      13,352,310
   Accumulated deficit                              (9,253,895)     (8,525,009)
                                                  ------------    -------------
                                                     4,175,934       4,904,820
   Receivable from stockholder                          (6,000)          (6,000)
                                                  ------------    -------------
                                                     4,169,934       4,898,820
                                                  ------------    -------------
                                                  $ 12,483,494    $ 12,152,464
                                                  ============    ============


                 See Notes to Consolidated Financial Statements.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended
                                                            December 31,
                                                    ----------------------------
                                                       1999            1998
                                                    -----------    -------------
Revenues:
       Product sales                                $ 2,659,576    $ 4,679,101

Costs and expenses:
       Cost of product sales                          2,115,913      2,773,640
       Research and development                         179,319        267,547
       Selling, general and administrative              975,669      1,177,012
                                                    -----------    ------------
                                                      3,270,901      4,218,199
                                                    -----------    ------------
       Operating Income                                (611,325)       460,902

Other income (expenses), net                           (117,561)        (99,691)
                                                    -----------    ------------

       Income before income taxes                      (728,886)       361,211
Provision for income taxes (Note C)                        --             --
                                                    -----------    ------------

       Net income                                   $  (728,886)   $   361,211
                                                    ===========    ===========

Net income per share - basic (Note B)               $     (0.09)   $      0.05
                                                    ===========    ===========

Net income per share - assuming dilution (Note B)   $     (0.09)   $      0.05
                                                    ===========    ===========



                 See Notes to Consolidated Financial Statements.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) OF CASH AND CASH EQUIVALENTS

                                                          Three Months Ended
                                                             December 31,
                                                         1999          1998
                                                     ------------   ------------
Cash flows from operating activities:
  Net income                                         $  (728,886)   $   361,211
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      279,482        304,549
      Amortization of debt discount                       22,703         21,552
      Changes in operating assets and liabilities:
        Accounts and other receivables                  (107,632)       383,987
        Prepaid expenses and other current assets         81,328       (148,502)
        Inventories                                     (256,176)      (121,856)
        Accounts payable and accrued expenses            286,845        392,436
        Deferred revenue                                  (8,931)       (18,296)
                                                     -----------     -----------
       Net cash provided (used)
       by operating activities                          (431,267)     1,175,081
                                                     -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (202,276)      (154,036)
  Other assets                                               --         (16,510)
                                                     -----------     -----------

       Net cash used by investing activities            (202,276)      (170,546)

Cash flows from financing activities:

  Increase (repayment) of note payable                   759,299     (1,248,074)
                                                     -----------     -----------
       Net cash provided (used) by
       financing activities                              759,299     (1,248,074)
                                                     -----------     -----------
       Net increase (decrease) in cash
       and cash equivalents                              125,756       (243,539)

Cash and cash equivalents at
beginning of period                                      289,320        412,193
                                                     -----------     -----------

Cash and cash equivalents at end of period           $   415,076    $   168,654
                                                     ===========    ===========



                 See Notes to Consolidated Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 29, 1999.

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month period ended December 31, 1999. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

NOTE B - NET INCOME PER SHARE

     Earnings per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

     The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for basic and diluted computations.

                                                           Three months ended
                                                              December 31,
                                                         -----------------------
                                                            1999          1998
                                                         ---------     ---------
Basic shares                                             7,751,890     7,851,890

Effect of dilutive securities
         - options and warrants                                -             -

Dilutive shares                                          7,751,890     7,851,890

     Options and warrants to purchase 2,206,364 and 2,999,781 shares of common stock at prices ranging from $0.97 through $2.19 and $2.00 through $2.75 were outstanding during the three month period ended December 31, 1999. Options and warrants to purchase 3,903,123 and 3,844,107 shares of common stock at prices ranging from $1.20 through $3.25 and $2.19 through $8.00 were outstanding for the three month period ended December 31, 1998. These shares were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares. These options and warrants expire at various dates through 2009.

NOTE C - INCOME TAXES

     No provision for income taxes has been accrued during fiscal 1999 or fiscal 1998 due to the availability of net operating loss carryforwards.

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

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward looking statements because they involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

Overview
--------

     Hemagen Diagnostics, Inc. (the "Company") is a biotechnology company which develops, manufactures, and markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer ("The Analyst") used to measure important constituents in human and animal blood. The Company sells The Analyst both directly and through distributors servicing both the physicians' office laboratory and veterinary markets. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the state of Delaware in 1992.

Results of Operations
---------------------

The Three Month Period Ended December 31, 1999
Compared to the Three Month Period Ended December 31, 1998

     Revenues for the three month period ending December 31, 1999 decreased to approximately $2,660,000 from approximately $4,679,000 (43%) for the same period ending December 31,1998. This decrease is primarily due to a reduction in blood bank product sales of $858,000 as shipments to the product line's primary distributor, Olympus, terminated in January, 1999. In addition, sales of the Analyst product line were $808,000 lower than the prior year. In the period ended December 31, 1998, the Company made substantial one-time initial stocking shipments to Carter Wallace, our North American distributor.

     Cost of product sales decreased to approximately $2,116,000 from approximately $2,774,000 (24%). The decrease was primarily due to the decrease in sales but was offset by costs incurred with the relocation of the Analyst business to the Company's own facilities. The Company had entered into a manufacturing agreement with Dade upon purchase of the Analyst. The nature of the agreement required the Company to pay a significant six monthly payment regardless of production volume. In the quarter ended December 31, 1998 the production required by Dade was much higher than required in the quarter ended December 31, 1999. Additionally, cost of product sales was impacted by relocation expenses, duplicate manufacturing costs associated with the move of the Analyst business and the loss of high-margin blood banking business.

     Research and development expenses decreased to approximately $179,000 from approximately $268,000 (33%), due to workforce reductions and reduced facility costs allocated to research and development.

     The  Company  is  currently   working  to  complete  several  research  and
development programs including:

     Autoimmune Diseases

     The Company recently received clearance from the FDA to market the Virgo(R)B2 Glycoprotein I lgA Antibody Kit, the Virgo(R)B2 Glycoprotein I lgG Antibody Kit and the VIRGO(R)B2 Glycoprotein I lgM Antibody Kit. These ELISA kits aid in the diagnosis of Primary and Secondary Antiphospholipid Syndrome. This Syndrome is characterized by unusual thrombotic events (coagulation) and poses a significant threat to several organ systems. This assay alerts the physician to the autoimmune disease and allows him/her to treat the patient accordingly. In addition to these products, Hemagen is developing several other complementary assays to our already significant portfolio of autoimmune disease products. To date, Hemagen has more than 15 FDA cleared products to aid in the differential diagnosis of autoimmune disease.


     Clinical Chemistry Reagents

     On February 1, 2000, the Company announced that it signed a long-term agreement to provide reagents and diagnostic kits to Roche Diagnostics Corporation. The extent of the agreement encompasses thirty products manufactured by the Company's Raichem division which is expected to generate revenues in excess of seven million dollars over the next three years. Additionally, Roche has indicated a need for products that are not presently offered by the Company. The Company will submit several products for FDA clearance in conjunction with this agreement in order to market those specific products for use on the Roche Cobas Mira Clinical Chemistry Analyzer.

     The Company continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most complete clinical chemistry lines offered worldwide. Continuing efforts are directed at increasing the line of Serum Protein immunoassays ("SPIAs"), and the Company is attempting to modify them for use in the Analyst system. Development of a kit to measure blood levels of ferritin is almost complete and plans to produce several other assays are in place.

     The Company continues to develop additional consumables (rotors) for its Analyst(R) instrument. In the second fiscal quarter ending March 31, 2000, the Company expects to submit an application to the FDA to market its Panels Plus Rotor. The Panels Plus Rotor was re-configured to satisfy the Healthcare Finance Administration's (HCFA) guidelines for reimbursement in the Physicians Office Lab (POL).

     Selling, general and administrative ("SG&A") expenses decreased to approximately $976,000 from approximately $1,177,000 (17%), due to reduced spending at the Company's 51% - owned subsidiary in Brazil and reduced costs associated with the sale of Cellular Products, Inc. in July 1999. In the three month period ended December 31, 1999, the Company reduced its workforce by approximately 20%. Separation expenses incurred as a result of this reduction have offset the savings associated with this reduction in this period. The full benefit of these reductions will be realized in the remainder of this fiscal year.

     Other expenses increased to approximately $118,000 from approximately $100,000 (18%) This increase was the result of the increased borrowings that were used to finance operations. (See "Liquidity and Capital Resources").

     The net loss for the period was approximately $729,000 as compared to net income of approximately $361,000 in the prior period. This loss is primarily due to reduced sales, and increased costs associated with the relocation and interim duplication of manufacturing costs for the Analyst business as described above.

Liquidity and Capital Resources
-------------------------------

     The Company finances its operating requirements, capital expenditures and growth primarily from cash flow from operations, a revolving line of credit at BankBoston, an unsecured seller note and customer deposits.

     As of February 7, 2000 the outstanding loan under the reducing revolving credit line from BankBoston was $4,057,500. The stated maturity date of the BankBoston agreement is August 31, 2001. The agreement requires compliance with various financial covenants including leverage ratio, debt service coverage, minimum profitability and maximum capital expenditures. The Company was not in compliance with certain of these covenants as of February 7, 2000. The Company is current on all payments of principal and interest due under the BankBoston agreement as of February 7, 2000. The Company is in discussion with BankBoston regarding a waiver of covenant defaults to date, a reset of the financial covenants and other modifications to the BankBoston agreement.

     The Company is in discussion with an investment bank regarding a private placement of common stock for a minimum of $1,500,000 expected to be completed by April 2000. There can be no assurance that the Company will be able to complete this private placement.

     At December 31, 1999, the Company's working capital was approximately $220,000 compared to approximately $872,000 at September 30, 1999. This decrease was principally due to an increase in notes payable of approximately $759,000, as a result of the cash used by operations.

     Long term debt decreased from approximately $1,090,000 on December 31, 1998 to zero on December 31, 1999. The note payable to Dade, that has a due date of September 1, 2000, is a current liability as of December 31, 1999. As of December 31, 1999, the note payable to Dade was $1,186,000, net of unamortized discount of $64, 000.

     Capital expenditures have been financed principally through the revolving line of credit provided from BankBoston. Capital expenditures for the three months ended December 31, 1999 were $202,000 and related to the relocation of the Analyst business to the Company's Columbia, MD facility.

     After consideration of the expense reduction measures implemented, management believes its cash together with anticipated cash flow from operations and proceeds from an anticipated private placement, are sufficient to meet the Company's cash needs for its ongoing business.

Certain Relationships and Related Party Transactions
----------------------------------------------------

     On December 16, 1999, the Company's Board of Directors agreed to retain the hourly services of directors Thomas A. Donelan and Christopher P. Hendy as consultants on an as needed basis.

Year 2000 Systems
-----------------

     Prior to December 31, 1999, the Company had implemented its plans to prepare its internal information systems, including its internal accounting systems, to handle date information and to function appropriately after January 1, 2000. It has encountered no Year 2000 problems to date and is not aware of any encountered by its suppliers and customers.

Impact of Inflation
-------------------

     Domestic inflation during the last two fiscal years has not had a significant effect on the Company's business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

                           PART II - Other Information


Items 1 through 6:         Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                      Hemagen Diagnostics, Inc.
                                      (Registrant)



 February 11, 2000                    /s/Jerry L. Ruyan
                                      ------------------------------------------
                                      Jerry L. Ruyan
                                      Chief Executive Officer


 February 11, 2000                    /s/Deborah F. Ricci
                                      ------------------------------------------
                                      Deborah F. Ricci
                                      Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.                                     Title
-------          -------------------------------------------------
11               Statement of Computation of per share net income.