Form 10QSB
period 2000-03-31
HEMAGEN DIAGNOSTICS INC
filed 2000-05-15
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000                 Commission File
                                                               number 1-11700


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

                  Yes        X               No

     As of March 31, 2000, the issuer had 8,143,290 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets;                            2
                  March 31, 2000 and
                  September 30, 1999

                  Consolidated Statements                                 4
                  of Operations; three months and six months ended March 31, 2000 and 1999

                  Consolidated Statements                                 5
                  of Cash Flows; six months
                  ended March 31, 2000 and 1999

                  Notes to Consolidated                                   6
                  Financial Statements

         Item 2.  Management's Discussion and                             8
                  Analysis of Financial
                  Condition and Results of
                  Operations


PART II. OTHER INFORMATION

         Item 1.       Other Information.                                13

PART I  -Financial Information

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                       March 31,   September 30,
                                                         2000          1999
                                                     ------------  -------------


Current Assets:
       Cash and cash equivalents                     $   392,554     $   289,320
       Accounts receivables,
          less allowance for
          doubtful accounts of $371,000
          at March 31, 2000 and
          $368,000 at September 30, 1999               2,046,959       1,877,016
       Inventories                                     5,461,147       5,664,906
       Prepaid expenses and other
          current assets                                 308,980         294,198
                                                     -----------     -----------
               Total current assets                    8,209,640       8,125,440


Property and Equipment:
       Fixed assets                                    8,163,756       7,889,216
       Less accumulated depreciation                   4,640,023       4,116,066
                                                     -----------     -----------
                                                       3,523,733       3,773,150

Other assets                                             230,676         253,874
                                                     -----------     -----------

                                                     $11,964,049     $12,152,464
                                                     ===========     ===========


       See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,     September 30,
                                                       2000             1999
                                                  -------------    -------------

Current Liabilities:
   Accounts payable and accrued expenses          $  3,097,322     $  2,836,551
   Deferred revenue                                    102,262           84,374
   Note payable - Bank                               3,843,999        3,169,589
   Subordinated note payable, net of
      unamortized discount of $41,464 and
      $86,870 at March 31, 2000 and
      September 30, 1999, respectively               1,208,536        1,163,130
                                                  ------------     -------------
           Total current liabilities                 8,252,119        7,253,644
                                                  ------------     -------------
Stockholders' Equity:
   Preferred stock, no par value -
      1,000,000 shares authorized;
      none issued                                         --               --
   Common stock, $.01 par value -
      30,000,000 shares authorized;
      issued and outstanding:
      8,243,290 at March 31, 2000
      and 7,851,890 at September 30, 1999               82,433           78,519
   Additional paid-in capital                       13,932,482       13,440,947
   Accumulated deficit                             (10,207,348)      (8,525,009)
                                                  ------------     -------------
      Less Treasury Stock at cost;
        100,000 shares                               3,807,567        4,994,457
                                                       (89,637)         (89,637)
   Receivable from stockholder                          (6,000)          (6,000)
                                                  ------------     -------------
                                                     3,711,930        4,898,820
                                                  ------------     -------------
                                                  $ 11,964,049     $ 12,152,464
                                                  ============     ============


                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                           Three Months Ended             Six Months Ended
                                                 March 31,                     March 31,
                                      --------------------------    ---------------------------
                                          2000           1999           2000           1999
                                      -----------   ------------    -----------    ------------

Revenues:
  Product sales                       $ 2,604,080    $ 3,578,401    $ 5,263,656    $ 8,257,502

Costs and expenses:
  Cost of product sales                 2,429,432      2,327,078      4,545,345      5,100,718
  Research and development                127,724        379,218        307,043        646,765
  Selling, general and
    administrative                        896,047      1,074,666      1,871,716      2,251,678
                                     ------------    -----------    -----------    -----------

                                        3,453,203      3,780,962      6,724,104      7,999,161
                                     ------------    -----------    -----------    -----------
  Operating Income (Loss)                (849,123)      (202,561)    (1,460,448)       258,341

Other expenses, net                      (104,330)      (151,258)      (221,891)      (250,948)
                                     ------------    -----------    -----------    -----------

  Income (Loss) before income taxes      (953,453)      (353,819)    (1,682,339)         7,393
Provision for income taxes (Note C)          --             --             --             --
                                     ------------    -----------    -----------    -----------

  Net income (loss)                   $  (953,453)   $  (353,819)   $(1,682,339)   $     7,393
                                      ===========    ===========    ===========    ===========
Net income (loss) per share -
  basic (Note B)                      $     (0.12)   $     (0.05)   $     (0.22)   $      0.00
                                      ===========    ===========    ===========    ===========
Net income (loss) per share -
  assuming dilution (Note B)          $     (0.12)   $     (0.05)   $     (0.22)   $      0.00
                                      ===========    ===========    ===========    ===========



                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2000           1999
                                                    ------------   -------------
Cash flows from operating activities:
  Net income  (loss)                                $(1,682,339)   $     7,393
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation and amortization                     592,561        679,356

      Changes in operating assets
        and liabilities:
        Accounts and other receivables                 (169,943)       549,818
        Prepaid expenses and other current assets       (14,782)      (320,249)
        Inventories                                     203,759       (632,893)
        Customer Deposits                                   --         752,121
        Accounts payable and accrued expenses           484,908        271,046
        Deferred revenue                                 17,888        (48,277)
                                                     -----------     ----------
       Net cash provided (used)
         by operating activities                       (567,948)     1,258,315
                                                     -----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment                   (274,540)      (198,632)
  Other assets                                              --          (8,838)
                                                     -----------     ----------
       Net cash used by investing activities           (274,540)      (207,470)
                                                     -----------     ----------
Cash flows from financing activities:

  Net Borrowings (Repayments) of note payable           674,410     (1,279,915)
  Exercise of stock options                             271,312            --
  Purchase of Treasury Stock                                --         (89,637)
                                                     -----------     ----------

        Net cash provided (used)
          by financing activities                       945,722     (1,369,552)
                                                     -----------     ----------
        Net increase (decrease)
          in cash and cash equivalents                  103,234       (318,707)

Cash and cash equivalents at beginning of period        289,320        412,193
                                                     -----------     ----------
Cash and cash equivalents at end of period          $   392,554    $    93,486
                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on December 29, 1999.

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustme nts which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended March 31,2000. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

NOTE B - NET INCOME PER SHARE

     Earnings per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

     The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for basic and diluted computations.

                                   Three months ended       Six Months Ended
                                        March 31,               March 31,
                                  ---------------------   ----------------------
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Basic shares                      7,813,162   7,765,279   7,785,093   7,809,060

Effect of dilutive securities
 - options and warrants                --          --          --          --

Dilutive shares                   7,813,162   7,765,279   7,785,093   7,809,060

     Options and warrants to purchase 2,024,664 and 2,999,781 shares of common stock, respectively at prices ranging from $0.97 through $2.19 and $2.00 through $2.75, respectively, were outstanding at March 31, 2000. These shares are excluded from the calculation of earnings per share for the three and six months ended March 31, 2000 because they are anti-dilutive.

NOTE C - INCOME TAXES

     No provision for income taxes has been accrued during the periods presented due to the availability of net operating loss carryforwards.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended by SFAS 137, is effective for all fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect financial statements.

NOTE E - RECLASSIFICATIONS

     Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

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

     Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going busines strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, new management's analysis of the Company's assets, liabilities and operation, the failure to sell date-sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, material failures in the Company's information systems to adjust to the Year 2000 problem, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

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

Results of Operations

The Three Month Period Ended March 31, 2000
Compared to the Three Month Period Ended  March 31, 1999

     Revenues for the three month period ending March 31, 2000 decreased to approximately $2,604,000 from approximately $3,578,000 (27%) for the same period ending March 31,1999. This decrease is primarily due to Analyst product line sales that were $495,000 lower than the prior year. In the period ended March 31, 1999, the Company was shipping initial stock to our North American distributor. The sale of the Company's Cellular Products, Inc. subsidiary in July 1999 resulted in reduced sales of $240,000. In addition, sales of the Company's Virgo product line were $175,000 lower than the prior year and blood bank product sales were $125,000 lower than the prior year. Offsetting these decreases was an increase in sales at the Company's Raichem division.

     Cost of product sales increased to approximately $2,429,000 from approximately $2,327,000 (4%). This increase in cost of product sales is mainly attributed to inefficiencies resulting from the move of the Analyst product line to the Company's Maryland facility. Also, as a result of reduced sales volume the Company has been producing less of its diagnostic test kits resulting in higher unit costs of product.

     Research and development expenses decreased to approximately $128,000 from approximately $379,000 (66%), due to workforce reductions and reduced facility costs allocated to research and development. The Company is currently working to complete several research and development programs.

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

     Selling, general and administrative ("SG&A") expenses decreased to approximately $896,000 from approximately $1,075,000 (17%), due to reduced spending at all of the Company's divisions. In the first quarter of fiscal 2000, the Company reduced its workforce by 20% providing savings in the second quarter.

     Other expenses decreased to approximately $104,000 from approximately $151,000 (31%) due to foreign exchange losses experienced in 1999 offset by increased interest expense. This increase in interest expense was the result of the increased borrowings that were used to finance operations and a higher rate of interest in 2000. (See "Liquidity and Capital Resources").

     The net loss for the period was approximately $953,000 as compared to a net loss of approximately $354,000 in the prior period. This increased loss is primarily due to reduced sales, and increased costs associated with the relocation of Analyst production as described above.

The Six Month Period Ended March 31, 2000
Compared to the Six Month Period Ended March 31, 1999

     Revenues for the six month period ending March 31, 2000 decreased to approximately $5,264,000 from approximately $8,258,000 (36%) for the same period ending March 31, 1999. This reduction in sales is attributed to $1,087,000 of lower sales of the Analyst product line in the six month period ended March 31, 2000. In the six month period ended March 31, 1999, the Company shipped initial stock to our North American distributor. Sales of the Company's blood bank products were $976,000 lower in the six months ended March 31, 2000 as shipments to the product lines primary distributor, Olympus, terminated in January 1999. The effect of the sale of the Company's Cellular Products, Inc. division in July 1999 resulted in reduced sales of $427,000. Additionally, reduced sales of the Company's Virgo product line of $274,000 and reduced contract manufacturing sales to Carter Wallace of $237,000 were also experienced in the six months ended March 31, 2000.

     Cost of product sales decreased to $4,545,000 from $5,101,000 (11%), as a result of reduced sales offset by increased manufacturing costs experienced in the six months ended March 31, 2000. As a percentage of sales, cost of product sales increased from 62% to 86% percent of sales. This increase is attributed to the relocation of the Analyst business to the Company's own facilities. The cost of product sales was impacted by relocation expenses, duplicate manufacturing costs associated with the relocation, and the loss of the high margin blood banking business.

     Research and development expenses decreased to $307,000 from $647,000 (53%) as a result of work force reductions and lower facility costs in this area. For a detail of current research and development projects see the comparison of three month periods ended March 31, 2000 and 1999 above.

     Selling, general and administrative ("SG&A") expenses decreased to approximately $1,872,000 from approximately $2,252,000 (17%), due to workforce reductions, reduced marketing expenditures, and cost savings programs implemented the six months ended March 31, 2000.

     Other  expenses  decreased to  approximately  $222,000  from  approximately
$251,000 during the same period last year (12%). This decrease resulted from translation losses associated with the devaluation of the Brazilian Real that were experienced in 1999 but not in 2000. Offsetting these savings was increased interest expense of $75,000. The increased interest expense is attributable to higher borrowings and an increase in the interest rate paid by the Company.

     Net loss for the six months ended March 31, 2000 was $1,682,000 as compared to income of $7,000 in the same period last year. This loss is attributed to lower sales offset by reduced SG&A expenses.

Liquidity and Capital Resources

     The Company finances its operating requirements, capital expenditures and growth primarily from cash flow from operations, a revolving line of credit at BankBoston, an unsecured seller note and customer deposits.

     As of March 31, 2000 the outstanding loan under the revolving credit line from BankBoston was $3,844,000.. The Company was not in compliance with certain of the loans covenants as of March 31, 2000. On April 20, 2000, the Company closed on an offering of $4,250,000 in units consisting of 8% Senior
Subordinated Secured Convertible Notes, Common Stock and Warrants (see "Subsequent Events" below). The proceeds of this offering were used to pay off the revolving line of credit with BankBoston in full on April 20, 2000 and pay trade creditors.

     At March 31, 2000, the Company had a working capital deficiency of approximately $(42,000) compared to working capital of approximately $872,000 at September 30, 1999. This decrease was principally due to an increase in notes payable of approximately $674,000, as a result of the cash used by operations.

     Capital expenditures have been financed principally through the revolving line of credit provided from BankBoston. Capital expenditures for the six months ended March 31, 2000 were approximately $275,000 and related to the relocation of the Analyst business to the Company's Columbia, MD facility.

     After consideration of the expense reduction measures implemented, management believes its cash together with anticipated cash flow from operations and proceeds the offering described below, are sufficient to meet the Company's cash needs for its ongoing business during fiscal 2000.

Subsequent Events

     On April 20, 2000 and May 11, 2000, the Company raised $4,226,500 and $1,301,000, respectively, in an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants.closed on an offering of $4,250,000 and $1,301,000, respectively, in units consisting of 8% Senior Subordinate Secured Convertible Notes, Common Stock and Warrants. Proceeds of this offering were used to pay off the revolving line of credit with BankBoston and to provide working capital. See "Part II Other Information" for a further description of this transaction.

     On April 19, 2000, the Company announced its decision to consolidate its operations and close its Waltham, Massachusetts facility by December 31, 2000. A plan is currently being developed to relocate products currently produced in the Massachusetts facility to the Company's facilities in Maryland and Brazil. Other products that are not profitable will be discontinued. The Company has nto quantified the costs and anticipated savings associated with this consolidation at this time.

Year 2000 Systems

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

                           PART II - Other Information


Item 2:  Changes in Securities and Use of Proceeds

     On April 20 and May 20, 2000 the registrant closed an offering of $5,551,000 in Units consisting of 8% Senior Subordinated Convertable Notes, Common Stock and War rants. The offering price for each Unit was $500,000. Each Unit consists of one $500,000 Senior Subordinated Secured Convertible Note, 200,000 Warrants to purchase Common Stock and 93,750 shares of Common Stock. The notes are convertible at $2.50 with a potential reset after six months, based on the then stock price, of not less than $2.00. The registrant has agreed to file a registration statement with respect to the Common Stock, the shares underlying the Notes, the Warrants and for the exercise of the Warrants. The Notes are convertible at the option of the holder at any time after the effectiveness of the registration statement covering the Common Stock and the Common Stock underlying the Notes. The registrant may require the Notes to be converted at any time after effectiveness of the registration statement if the Common Stock trades above $4.50 for ten consecutive trading days. Each Warrant is exercisable for one share of Common Stock at $2.75 at any time from April 30, 2001 until April 30, 2002. The Warrants can be called by the registrant at any time after April 30, 2001 so long as the closing bid price of the registrant's Common Stock has exceeded $4.25 for ten consecutive trading days.

     The offer was placed by Jesup & Lamont Securities Corporation. Jesup & Lamont received $205,385 in aggregate underwriting commissions associated with this offering.

     "These securities were exempt from registration under the Securities Act of 1933 as they were issued pursuant to Rule 506 of Regulation D.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                   Hemagen Diagnostics, Inc.
                                   (Registrant)



March 15, 2000                     /s/Jerry L. Ruyan
                                   ---------------------------------------------
                                   Jerry L. Ruyan
                                   Chief Executive Officer


March 15, 2000                     /s/Deborah F. Ricci
                                   ---------------------------------------------
                                   Deborah F. Ricci
                                   Chief Financial Officer