Form 10QSB
period 2000-06-30
HEMAGEN DIAGNOSTICS INC
filed 2000-08-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2000     Commission File number 1-11700



                            HEMAGEN DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)


       Delaware                                             04-2869857
-----------------------                          -------------------------------
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

                Yes   X               No

     As of June 30, 2000, the issuer had 9,592,662 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                   Consolidated Balance Sheets;                           2
                   June 30, 2000 and
                   September 30, 1999

                   Consolidated Statements                                4
                   of Operations; three months and nine months ended June 30, 2000 and 1999

                   Consolidated Statements                                5
                   of Cash Flows; nine months
                   ended June 30, 2000 and 1999

                   Notes to Consolidated                                  6
                   Financial Statements

         Item 2.   Management's Discussion and                            8
                   Analysis of Financial
                   Condition and Results of
                   Operations


PART II.  OTHER INFORMATION

          Item 1.   Other Information.                                    12

          Item 2.   Changes in Securities and Use of Proceeds             12

          Item 6.   Exhibits and Reports on Form 8-K                      12

PART I  -Financial Information


                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                    June 30,       September 30,
                                                      2000              1999
                                                  ------------     -------------


Current Assets:
  Cash and cash equivalents                       $ 1,523,917     $   289,320
  Accounts receivable, less allowance for
  doubtful accounts of $465,656 at June 30,2000
  and $368,000 at September 30, 1999                1,763,286       1,877,016
  Inventories                                       4,711,580       5,664,906
  Prepaid expenses and other current assets           281,824         294,198
                                                  -----------     -----------

          Total current assets                      8,280,607       8,125,440


Property and Equipment:
  Fixed assets                                      8,181,515       7,889,216
  Less accumulated depreciation                     4,906,323       4,116,066
                                                  -----------     -----------

                                                    3,275,192       3,773,150

Other assets                                          317,045         253,874
                                                  -----------     -----------

                                                  $11,872,844     $12,152,464
                                                  ===========     ===========





                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,       September 30,
                                                      2000             1999
                                                 ------------      -------------


Current Liabilities:
  Accounts payable and accrued expenses          $  1,800,362    $  2,836,551
  Deferred revenue                                     99,169          84,374
  Note payable - Bank                                    --         3,169,589
  Subordinated note payable,
    net of unamortized discount of $18,761
    and $86,870 at June 30, 2000 and
    September 30, 1999, respectively                1,031,239       1,163,130
                                                 ------------    ------------

    Total current liabilities                       2,930,770       7,253,644

Long Term Liabilities:
  Senior Subordinated Secured Convertible
  Notes, net of unamortized discount of
  $5,103,677 at June 30, 2000                       1,211,323            --

Stockholders' Equity:
   Preferred stock, no par value - 1,000,000
     shares authorized; none issued                      --              --
   Common stock, $.01 par value - 30,000,000
     shares authorized; issued:
     9,592,662 at June 30,2000 and 7,851,890
     at September 30, 1999                             95,926          78,519
   Additional paid-in capital                      19,231,714      13,440,947
   Accumulated deficit                            (11,501,252)     (8,525,009)
                                                 ------------    ------------
                                                    7,826,388       4,994,457
   Less Treasury Stock at cost; 100,000 shares        (89,637)        (89,637)
   Receivable from stockholder                         (6,000)         (6,000)
                                                 ------------    ------------
          Total Stockholders' Equity                7,730,751       4,898,820
                                                 ------------    ------------

                                                 $ 11,872,844    $ 12,152,464
                                                 ============    ============

        See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended       Nine Months Ended
                                      June 30,                 June 30,
                              -----------------------  ------------------------
                                 2000         1999        2000         1999
                              -----------  ----------  -----------  -----------

Revenues:
   Product sales              $ 2,859,055  $3,698,853  $ 8,122,711  $11,956,355
                              -----------  ----------  -----------  -----------

Costs and expenses:
   Cost of product sales        2,786,003   2,156,769    7,331,348    7,257,487
   Research and development       107,542     310,777      414,585      957,542
   Selling, general and
     administrative             1,003,656   1,116,681    2,875,372    3,368,359

                                3,897,201   3,584,227   10,621,305   11,583,388
                              -----------  ----------  -----------  -----------

   Operating income (loss)     (1,038,146)    114,626   (2,498,594)     372,967

Other expenses, net              (273,156)    (70,002)    (477,649)    (320,950)
                              -----------  ----------  -----------  -----------

    Income (loss) before
      income taxes             (1,311,302)     44,624   (2,976,243)      52,017
Provision for income taxes
   (Note C)                            --          --           --           --
                              -----------  ----------  -----------  -----------

    Net income (loss)         $(1,311,302) $   44,624  $(2,976,243) $    52,017
                              ===========  ==========  ===========  ===========

Net income (loss) per share-
  basic (Note B)              $     (0.14) $     0.01  $     (0.36) $     0.01
                              ===========  ==========  ===========  ===========

Net income (loss) per share-
  assuming dilution (Note B)  $     (0.14) $    0.01   $     (0.36) $      0.01
                              ===========  ==========  ===========  ===========



                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                            June 30,
                                                 -------------------------------
                                                     2000              1999
                                                 ------------      -------------
Cash flows from operating activities:
  Net income  (loss)                             $(2,976,243)      $    52,017
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation and amortization                  887,380         1,064,520
  Amortization of fees and discount - Senior
   subordinated note                                  86,268              --
  Changes in operating assets and liabilities:
    Accounts receivable                              113,730           593,237
    Prepaid expenses and other current assets         12,374          (135,837)
    Inventories                                      953,326        (1,139,938)
    Customer Deposits                                   --             453,526
    Accounts payable and accrued expenses         (1,073,999)          474,147
    Deferred revenue                                  14,795           (61,835)
                                                 -----------       -----------

      Net cash provided (used) by operating
        activities                                (1,982,369)        1,299,837

Cash flows from investing activities:
   Purchase of property and equipment               (283,232)         (655,661)
   Other assets                                         --              (2,971)
                                                 -----------       -----------

      Net cash used by investing activities         (283,232)         (658,632)
                                                 -----------       -----------

Cash flows from financing activities:
   Net borrowings (repayments)
     of note payable                              (3,169,589)         (923,386)
   Exercise of stock options                         607,422              --
   Purchase of Treasury Stock                           --             (89,637)
   Proceeds of Sale of Private
     Placement Offerings                           6,062,365              --
                                                 -----------       -----------

        Net Cash provided (used) by
          financing activities                     3,500,198        (1,013,023)
                                                 -----------       -----------

   Net increase (decrease)
     in cash and cash equivalents                  1,234,597          (371,818)

Cash and cash equivalents
  at beginning of period                             289,320           412,193
                                                 -----------       -----------

Cash and cash equivalents at end of period       $ 1,523,917       $    40,375
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

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended June 30, 2000. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

NOTE B - NET INCOME (LOSS) PER SHARE

     Earnings per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

     The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for basic and diluted computations.

                                 Three months ended       Nine Months Ended
                                      June 30,                June 30,
                                ---------------------   ---------------------
                                   2000       1999        2000        1999
                                ---------   ---------   ---------   ---------

Basic shares                    9,241,900   7,751,890   8,270,696   7,790,004

Effect of dilutive securities
  - options and warrants             --          --          --          --

Dilutive shares                 9,241,900   7,751,890   8,270,696   7,790,004

     Options and warrants to purchase 2,303,364 and 2,595,755 shares of common stock, respectively at prices ranging from $0.97 through $2.19 and $2.75, respectively, were outstanding at June 30, 2000. In addition, in conjunction with the private placement offering completed on May 24, 2000, warrants to purchase 2,601,800 shares of common stock were issued with exercise prices of $2.75 per share. These warrants can be exercised anytime on or after April 30, 2001, but before April 30, 2002. These shares are excluded from the calculation of earnings per share for the three and six months ended June 30, 2000 because they are anti-dilutive.

NOTE C - PRIVATE PLACEMENT OFFERING

     On May 24, 2000, the Company completed a private placement offering with net proceeds of $6,062,365. The offering consisted of units of senior subordinated convertible notes, common stock and warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 warrants to purchase common stock and 93,750 shares of common stock.

     The senior subordinated secured convertible notes mature on April 30, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rates on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes.

     The new notes are convertible at $2.50 with a potential reset after six months, based on the then stock price, but to not less than $2.00. The Company may force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the full face value of the notes plus accrued and unpaid interest.

     The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001, until April 30, 2002. In conjunction with the sale of the units, 2,526,000 warrants were issued. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840 in aggregate. The Company may call the warrants for $.10 per warrant at any time after April 30, 2000 if the closing price of Hemagen's common stock exceeds $4.25 for ten consecutive business days.

     The offering provided for the issue of 1,184,063 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,776.

NOTE D - INCOME TAXES

     No provision for income taxes has been accrued during the periods presented due to the availability of net operating loss carry forwards.

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

     Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, new management's analysis of the Company's assets, liabilities and operation, the failure to sell date-sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

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

Results of Operations

The Three Month Period Ended June 30, 2000
Compared to the Three Month Period Ended  June 30, 1999

     Revenues for the three month period ending June 30, 2000 decreased to approximately $2,859,000 from approximately $3,699,000 for the same period ending June 30,1999. This decrease is primarily due to Analyst product line sales that were lower than the prior year. Sales levels in 1999 were benefited by initial stocking orders with the North American distributor. The sale of the Company's Cellular Products, Inc. subsidiary in June 1999 resulted in reduced sales of approximately $253,000. Offsetting these decreases was an increase in sales at the Company's Raichem division.

     Cost of product sales increased from approximately $2,157,000 or 58% of sales to approximately $2,786,000 or 97% of sales. This increase in cost of product sales is mainly attributed to inefficiencies resulting from initial startup costs after the relocation of the Analyst product line to the Company's Maryland facility, combined with increased inventory reserves booked for excess Analyst equipment and parts.

     Research and development expenses decreased to approximately $108,000 from approximately $311,000 (65%), due to workforce reductions and reduced facility costs allocated to research and development. The Company is currently working to complete several research and development programs.

     The Company recently received clearance from the FDA to market the Virgo(R)(beta)2 Glycoprotein I lgA Antibody Kit, the Virgo(R)(beta)2 Glycoprotein I lgG Antibody Kit and the VIRGO(R)(beta)2 Glycoprotein I lgM Antibody Kit. These ELISA kits aid in the diagnosis of Primary and Secondary Antiphospholipid Syndrome. This Syndrome is characterized by unusual thrombotic events (coagulation) and poses a significant threat to several organ systems. This assay alerts the physician to the autoimmune disease and allows him/her to treat the patient accordingly. In addition to these products, Hemagen is developing several other complementary assays to our already significant portfolio of autoimmune disease products. To date, Hemagen has more than 15 FDA cleared products to aid in the differential diagnosis of autoimmune disease.

     On February 1, 2000, the Company announced that it signed a long-term agreement to provide reagents and diagnostic kits to Roche Diagnostics Corporation. The extent of the agreement encompasses thirty products manufactured by the Company's Raichem division which are expected to generate revenues in excess of seven million dollars over the next three years. The Company will submit several products for FDA clearance in conjunction with this agreement in order to market those specific products for use on the Roche Cobas Mira Clinical Chemistry Analyzer.

     Selling, general and administrative ("SG&A") expenses decreased to approximately $1,004,000 from approximately $1,117,000, due to reduced spending at all of the Company's divisions. In the first quarter of fiscal 2000, the Company reduced its workforce by 20% providing savings in the third fiscal quarter.

     Other expenses decreased to approximately $$273,000 from approximately $70,000 due to foreign exchange losses experienced in 1999 offset by increased interest expense. This increase in interest expense was the result of the increased borrowings that were used to finance operations and a higher rate of interest in 2000. (See "Liquidity and Capital Resources").

     The net loss for the period was approximately $1,311,000 as compared to net income of approximately $45,000 in the prior period. This loss is primarily due to reduced sales, and increased costs associated with the inefficiencies of relocating of Analyst production as described above.

The Nine Month Period Ended June 30, 2000
Compared to the Nine Month Period Ended June 30, 1999

     Revenues for the six month period ending June 30, 2000 decreased to approximately $8,123,000 from approximately $11,956,000 for the same period ending June 30, 1999. In the nine month period ended June 30, 1999, the Company shipped initial stock to our North American distributor. Sales of the Company's blood bank products were lower in the nine months ended June 30, 2000 as shipments to the product lines primary distributor, Olympus, terminated in January 1999. The effect of the sale of the Company's Cellular Products, Inc. division in July 1999 resulted in reduced sales. Additionally, reduced sales of the Company's Virgo product line and reduced contract manufacturing sales to Carter Wallace were also experienced in the nine months ended June 30, 2000.

     Cost of product sales decreased from a result of reduced sales offset by increased manufacturing costs experienced in the nine months ended June 30, 2000. As a percentage of sales, cost of product sales increased from 61% to 90% percent of sales. This increase is attributed to the relocation of the Analyst business to the Company's own facilities. The cost of product sales was impacted by relocation expenses, duplicate manufacturing costs associated with the relocation, and the loss of the high margin blood banking business.

     Research and development expenses decreased as a result of work force reductions and lower facility costs in this area. For a detail of current research and development projects see the comparison of three month periods ended June 30, 2000 and 1999 above.

     Selling, general and administrative ("SG&A") expenses decreased due to workforce reductions, reduced marketing expenditures, and cost savings programs implemented during the nine months ended June 30, 2000.

     Other expenses increased during the same period last year. This increase resulted from increased interest expense and loan amortization associated with the private placement offering completed on May 24, 2000. The increased interest expense is attributable to higher borrowings and an increase in the interest rate paid by the Company.

     Net loss for the nine months ended June 30, 2000 was approximately $2,976,000 as compared to income of $52,000 in the same last year. This loss is attributed to lower sales offset by reduced SG&A expenses.

Liquidity and Capital Resources

     The Company finances its operating requirements, capital expenditures and growth primarily from cash flow from operations, a private placement offering completed on May 24, 2000, an unsecured seller note and customer deposits.

     On May 24, 2000, the Company closed on an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants, the net proceeds of this offering were $6,062,365. The proceeds of this offering were used to pay off the revolving line of credit with Bank of Boston in full on April 20, 2000, and pay trade creditors.

     At June 30, 2000, the Company had a working capital of approximately $5,350,000 compared to working capital of approximately $872,000 at September 30, 1999. This increase was principally due to the pay off of the revolving line of credit with Bank of Boston and as a result of the cash provided by the private placement offering.

     Capital expenditures for the nine months ended June 30, 2000, were approximately $283,000 and were related to the relocation of the Analyst business to the Company's Columbia, MD facility.

     On April 19, 2000, the Company announced its decision to consolidate its operations and close its Waltham, Massachusetts facility by December 31, 2000. A plan is currently being developed to relocate products currently produced in the Massachusetts facility to the Company's facilities in Maryland and Brazil. Other products that are not profitable will be discontinued. The Company has not quantified the costs and anticipated savings associated with this consolidation at this time.

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

                           PART II - Other Information



Item 2:  Changes in Securities and Use of Proceeds

     On April 20, May 20 and May 24, 2000 the registrant closed an offering of $6,315,000 in Units consisting of 8% Senior Subordinated Convertible Notes, Common Stock and Warrants. The offering price for each Unit was $500,000. Each Unit consists of one $500,000 Senior Subordinated Secured Convertible Note, 200,000 Warrants to purchase Common Stock and 93,750 shares of Common Stock. The notes are convertible at $2.50 with a potential reset after six months, based on the then stock price, of not less than $2.00. The registrant has filed a registration statement with respect to the Common Stock, the shares underlying the Notes, the Warrants and for the exercise of the Warrants. The Notes are convertible at the option of the holder at any time. The registrant may require the Notes to be converted at any time after effectiveness of the registration statement if the Common Stock trades above $4.50 for ten consecutive trading days. Each Warrant is exercisable for one share of Common Stock at $2.75 at any time from April 30, 2001 until April 30, 2002. The Warrants can be called by the registrant at any time after April 30, 2001 so long as the closing bid price of the registrant's Common Stock has exceeded $4.25 for ten consecutive trading days.

     The offer was placed by Jesup & Lamont Securities Corporation. Jesup & Lamont received $252,635 in aggregate underwriting commissions associated with this offering.

     The  issuance  of  securities  was  exempt  from  registration   under  the
Securities Act of 1933 as they were issued pursuant to Rule 506 of Regulation D.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 25, 2000. The following matters were voted upon by the Company's shareholders as indicated below:

1.   Election of the following two directors for terms expiring in 2003:

          Alan S. Cohen  - 6,323,490 votes for, 24,000 withheld

          Jerry L. Ruyan - 6,323,490 votes for, 24,000 withheld

2. Approval of Directors' Stock Option Plan, 2,266,720 votes for, 257,546 votes against and 16,050 abstentions



Item 6:  Exhibits and Reports on Form 8-K

     Note applicable.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                            Hemagen Diagnostics, Inc.
                                            (Registrant)



 August 14, 2000                            /s/Jerry L. Ruyan
                                            ----------------------------
                                            Jerry L. Ruyan
                                            Chief Executive Officer


 August 14, 2000                            /s/Deborah F. Ricci
                                            ----------------------------
                                            Deborah F. Ricci
                                            Chief Financial Officer