Form 10KSB
period 2000-09-30
HEMAGEN DIAGNOSTICS INC
filed 2000-12-29
CIK 892822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000
                         Commission file number 1-11700

                           HEMAGEN DIAGNOSTICS, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                    04-2869857
              -------------------------------------------------------
                  (State or other jurisdiction     (I.R.S. employer
              of incorporation or organization)   identification No.)

                     9033 Red Branch Rd., Columbia, MD    21045
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (443) 367-5500
                    ----------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange
on which registered                            on which registered
-------------------                            -------------------

Common Stock                                   Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock Warrants expiring February 28, 2001 and April 30, 2002.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes _X_ No ___.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         The registrant had revenues of $ 10,995,604 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 27, 2000 was $ 4,798,831. As of December 29, 2000, 9,597,662 shares Common Stock, 2,595,755 Common Stock Warrants expiring February 28, 2001 and 2,601,800 Common Stock Warrants expiring April 30, 2002 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy statement filed with the Commission for its 2001 Annual Meeting as specified are incorporated by reference in Part III as specified.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB


                                                                                                         Page
                                                                                                         ----
PART I
Item 1.   Business.........................................................................................3
Item 2.   Properties......................................................................................10
Item 3.   Legal Proceedings...............................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders.............................................11

PART II...................................................................................................11
Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters...........................11
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........13
Item 7.   Financial Statements and Supplementary Data.....................................................17
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures............................17

PART III
Item 9.   Directors, Executive Officers, etc..............................................................18
Item 10.  Executive Compensation..........................................................................18
Item 11.  Security Ownership of Certain Beneficial Owners and Management..................................18
Item 12.  Certain Relationships and Related Transactions..................................................18
Item 13.  Exhibits, List and Reports on Form 8-K..........................................................18


Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. Hemagen undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

ITEM 1.  BUSINESS

         Hemagen Diagnostics, Inc. (Hemagen) develops, manufactures and markets proprietary medical diagnostic test kits, or "assays," used to aid in the diagnosis of autoimmune and infectious diseases, in general health assessment and for research purposes. Hemagen also develops, manufactures and markets materials for the manufacture of diagnostic test kits. Hemagen generally focuses on markets which it believes offer significant growth potential. In addition to the internal development of products Hemagen has sought to enter growth markets via the acquisition of synergistic companies, products and assets.

         Hemagen offers approximately 148 test kits that have been cleared by the FDA for sale in the United States. Hemagen markets and sells its brand name products worldwide, directly through Hemagen's sales force and through national and international distributors. Hemagen markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd. (HDC), a Brazilian limited liability company. In addition, Hemagen sells certain of its products on a private-label basis to multinational distributors of medical diagnostic products.

         Hemagen's most recent acquisition was the September 1, 1998 acquisition of the Analyst(R) automated clinical chemistry system from Dade Behring, Inc. This acquisition positioned Hemagen for growth in the physician office laboratory and veterinary diagnostic markets. The Analyst(R) is a patent protected, low cost, bench-top clinical chemistry instrument and reagent system. The Analyst(R) is cleared by the United States Food and Drug Administration for marketing in the United States. Hemagen signed a separate contract with Dade to continue to manufacture Analyst(R) reagents for a period of one to three years.

         On March 1, 1996, Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold directly under the RAICHEM(R) label and through a network of over 30 distributors located in the United States and international markets. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. Certain of the reagents used for the Analyst(R) are currently and will continue to be manufactured by RAI. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen
(BUN), triglycerides, glucose and uric acid.

         In July 1995, Hemagen completed the acquisition of a line of diagnostic test kits using immunofluorescence, from Schiapparelli Biosystems, Inc. These acquired assays are sold under the registered trademark VIRGO(R). Hemagen's VIRGO(R). kits are often used to confirm a diagnosis achieved by other methods. Under the Hemagen label, Hemagen produces products based primarily on two diagnostic technologies, hemagglutination and enzyme-linked immunosorbence called ELISA or EIA. Hemagen owns a proprietary technique for preserving red blood cells, a key component of Hemagen's hemagglutination assays. This technology enables Hemagen to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provides quick and accurate results, requires no special laboratory equipment to perform and is more reliable than previously available hemagglutination assays. The extended shelf life and improvements in the consistency of these assays substantially eliminates limitations previously encountered in the use of hemagglutination assays.

         On July 23, 1999, Hemagen sold Cellular Products Inc. to ZeptoMetrix Corporation for $800,000 in cash. CPI manufactures biotechnology materials and assays for research and for the manufacture of clinical diagnostic test kits. Hemagen originally acquired the assets of CPI on November 1, 1996.

         In December 1994, Hemagen entered into a five-year agreement with Carter-Wallace, Inc. (C-W) to manufacture approximately 14 diagnostic test kits for the Wampole division of C-W. In December 1999, the C-W agreement was extended for an additional five-year period ending December 2004. The test kits, which had previously been manufactured by C-W, are used to aid in the diagnosis of diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. Hemagen is currently negotiating with C-W to terminate this contract. Hemagen recorded an estimated loss on the inventory at September 30, 2000 related to this contract but does not anticipate any additional costs associated with the termination.

         Hemagen owns a 51% interest in HDC, a Brazilian limited liability company. HDC distributes several of Hemagen's products throughout South America. HDC also completes light assembly of certain of Hemagen's products.

RECENT DEVELOPMENTS

         On September 30, 1999, new management assumed control of Hemagen following the successful conclusion of the new management's solicitation of shareholder votes to gain control of the Board of Directors. New management has instituted an examination of all of Hemagen's operations and has taken the following actions:

         Consolidated operations and made plans to close the facility located in Waltham, Massachusetts in the second quarter of fiscal 2001. All of Hemagen's administrative operations and certain production was moved to Hemagen's Columbia, Maryland facility during the course of fiscal 2000. Certain unprofitable product lines were discontinued. This consolidation will result in annual savings in the range of $400,000 to $500,000. Approximately $275,000 of the savings will come from reduced facility costs, rent and utilities, while the remainder of the savings will come from headcount eliminations. The costs of closure are estimated to be $879,000, which Hemagen recognized, in the fourth quarter of fiscal 2000.

         Established an in-house marketing and sales force to manage Hemagen, Virgo and Analyst(R) sales.

         In May 2000, Hemagen raised $6,315,000 in an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants. Proceeds of this offering were used to pay off the revolving line of credit and to provide working capital to Hemagen.

         On November 8, 2000, Hemagen signed an agreement with Dade Behring, Inc., that would allow Hemagen to finance the remainder of the Analyst(R) purchase price over two years and continue to purchase the Analyst(R) tablets from Dade Behring for the next twelve to eighteen months.

         Reduced headcount by approximately 34%, from 98 employees as of September 30, 1999 to 65 as of September 30, 2000.



TECHNOLOGY

         The presence and concentration of certain antibodies in the blood of an individual can assist physicians in the diagnosis of certain diseases. Hemagen's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner, which, in the proper environment, is detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen's hemagglutination, ELISA and immunofluorescence assays are three examples of such an amplification. Hemagen's blood chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

         Hemagen relies upon proprietary technologies in the manufacture of its kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of Hemagen's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays. Hemagen acquired a patent protected rotor based technology for use in the Analyst(R).

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

         Immunofluorescence

         Hemagen's immunofluorescence tests utilize a fluorescent microscope. Mammalian cells grown on microscope slides are treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical is added to the slide which binds to the organism and the antibody, if present. When the slide is illuminated with light at a specific wavelength in the microscope, the chemically-treated cells will appear fluorescent, indicating a positive test result. If the patient did not have the appropriate antibody, no fluorescence will appear and the test result will be deemed negative.

         Clinical Chemistries

         Hemagen produces a line of general clinical chemistry reagents utilizing colorimetric, turbidometric and enzymatic procedures. These chemistry reagents are those most commonly performed in clinical laboratories as general health screening tests and in the identifications of diseases. These tests can be performed using a broad range of automated and semi-automated instruments typically used by clinical laboratories.

         Hemagglutination

         Hemagglutination is the agglutination or "clumping" of red blood cells
(RBCs). Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination.

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

         To perform Hemagen's hemagglutination test, a technician combines Hemagen's sensitized RBCs with a patient's serum in a small well with a V-shaped bottom according to directions included with Hemagen's test kits. If no agglutination takes place, the RBCs will settle to the bottom of the well, resulting in a clearly visible red dot which indicates that the test is negative.

         In contrast, if the particular antibody is present in the patient's blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear a diffuse red, which indicates a positive reaction.

         Analyst(R) Instrument System

         The Analyst(R) is a bench-top centrifugal clinical chemistry analyzer. The Analyst(R) uses as a consumable a small rotor that contains dry prepackaged reagents. The Analyst(R) spins the rotor mixing the patient sample with the dry reagents producing a result in approximately ten minutes. Five types of rotors providing a variety of clinical chemistry tests, all cleared for marketing by the FDA, are currently on the market. The Analyst(R) instrument has been designated by the FDA as moderately complex, and is therefore suitable for the physician and veterinary office laboratories.

         Acute Phase Reactants and Apolipoproteins

         Hemagen has developed an application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs, or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. Hemagen currently markets two test kits to detect inflammatory signals.

CURRENT PRODUCTS

         ELISA Assays

         Hemagen develops and markets ELISA tests for the detection of disease markers. As with corresponding hemagglutination tests produced by Hemagen, most of Hemagen's ELISA assays test for elevated levels of antibodies, which are useful indicators of certain diseases. ELISA tests are widely used by large laboratories because these tests adapt easily to automated diagnostic testing equipment. Hemagen's FDA cleared ELISA test kits aid in the diagnosis of the following diseases:

            SLE (lupus)                       polymyositis
            mixed connective tissue disease   dermatomyositis
            Sjogren's syndrome                connective tissue diseases
            scleroderma (systemic sclerosis)  primary biliary Cirrhosis
            cytomegalovirus infections        Chagas' disease
            rheumatoid arthritis              Wegener's disease

         Certain of Hemagen's ELISA tests are also used to monitor the acute phase response to infection and inflammation in diseases such as lupus and rheumatoid arthritis. Several of Hemagen's ELISA tests are now available in both lyophilized and all liquid formats.

         Hemagen's ELISA and hemagglutination kits (see below) include screening tests in which up to six different diagnostic indices are monitored at the same time, which is useful in the rapid initial screening of patients. If the screen test is positive, individual kits are available to identify which of these six indices is present.

         Immunofluorescence  or "IFA" Products

         Hemagen's immunofluorescence products consist primarily of diagnostic assays for infectious diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories in the United States. There are currently 15 kits sold in the immunofluorescence format.

         Hemagen's immunofluorescence products are used to aid in the diagnosis of the following:

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

         Hemagglutination Assays

         Hemagen believes that it manufactures and markets the only commercially available hemagglutination kits which test for antibodies to antigens present in the nucleus of a cell called extractable nuclear antigens, or ENAs which are markers of certain autoimmune diseases. Each of Hemagen's hemagglutination assays is based on Hemagen's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. Hemagen's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

         Each hemagglutination test also requires a specific formula to sensitize the RBCs prior to lyophilization such that they will react to a specific antibody. For each of its tests, Hemagen uses a proprietary formula to combine antigens and other reagents with RBCs in a manner that allows for standard, sensitive and specific agglutination reactions. Results from Hemagen's test kits are generally available within two hours. Hemagen's hemagglutination test kits aid in the diagnosis of the following diseases:

            SLE (lupus)                               dermatomyositis
            mixed connective tissue disease           polymyositis
            Sjogren's syndrome                        rheumatoid arthritis
            scleroderma (systemic sclerosis)          Chagas' disease
                                                      cytomegalovirus infections

         RAI Products

         Hemagen's general chemistry products, sold under the trade name RAICHEM(TM) consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM(R) assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by Hemagen include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of Hemagen's clinical chemistry products have been cleared by the FDA for sale in the United States.

         Analyst(R) System Products

         Hemagen currently markets four FDA approved rotor types for use on the Analyst(R) clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells a general chemistry rotor specifically designed for the veterinary marketplace called the VET16.

SOUTH AMERICAN ACTIVITIES

         In 1991, Hemagen began to market its product line in South America through HDC. In fiscal 1994, HDC completed the renovation of a new manufacturing and sales office facility in Sao Paulo, Brazil, which allows HDC to complete light manufacturing of test kits in South America.

         Hemagen markets its full product line to the South American market, including three proprietary assays for Chagas' disease. Chagas' disease (American Trypanosomiasis) is an insect and blood transfusion transmitted parasitic infection which eventually attacks the victim's cardiovascular system. Due to poor sanitation and other factors, insects have transmitted Chagas' disease widely throughout Central and South America, with substantial encroachment into Mexico. In response to the need for efficient and accurate testing for Chagas' disease, Hemagen has developed three diagnostic tests: an instrument-free hemagglutination assay, an ELISA assay, and a hemagglutination assay prepared specifically for use with certain automated blood-typing instruments. The ELISA assay has received FDA clearance for sale in the United States.

         The office in Sao Paulo is staffed by five full-time salespeople administrators who receive and process orders, and four people in production, shipping and technical support. In addition, Dr. de Oliveira, Hemagen's Vice President of Research and Development, spends time in Brazil attending to business of Hemagen. In fiscal 2000 and 1999, Hemagen derived product sales through HDC of approximately $1,043,000 and $1,128,000, respectively. See "Business - Facilities."


DISTRIBUTION AND MARKETING

         General

         In the United States, Hemagen sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics. Internationally, Hemagen sells its products primarily through distributors. Hemagen grants exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen's exclusive distributorship arrangements generally condition exclusivity on the distributor maintaining minimum purchases from Hemagen. Hemagen has relationships with approximately 35 exclusive and non-exclusive distributors and its products have been sold in over 20 countries.

         From 1989 to January 1999, Hemagen had an agreement to provide test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. The agreement required Olympus purchase a minimum number of hemagglutination CMV test kits annually from Hemagen through February 1998, subject to Hemagen meeting certain requirements. Sales of CMV assays to Olympus were approximately $976,000 during fiscal 1999. Olympus and Hemagen did not renew this exclusive agreement when it terminated in March 1998 and Hemagen continued to ship product under the agreement until January 1999. Today Hemagen offers the same product under the Hemagen brand name. In fiscal 2000, these sales amounted to approximately $297,000.

         In fiscal 1999 and 2000, Hemagen manufactured products on a private label basis for C-W pursuant to a supply agreement and C-W distributed the Analyst(R) product line for physician office laboratories in the United States. C-W accounted for approximately 14% and 31% of Hemagen's revenue for the fiscal years ended September 30, 2000 and 1999, respectively. Hemagen is in discussion with C-W to terminate the private label supply agreement. At this time, management believes the distribution agreement for the Analyst(R) will continue. Hemagen does not believe the termination of the supply agreement will have a negative material adverse effect on Hemagen's business because of the high production costs traditionally incurred by Hemagen in producing this product.

         Hemagen's South American Distribution and Marketing activities are described in the section entitled "Business: South American Activities."

PRODUCTS UNDER DEVELOPMENT

         Hemagen is presently developing new products in areas described below. Hemagen spent approximately $526,000 and $1,452,000 on research and development for the fiscal years ended September 30, 2000, and 1999, respectively.

         Analyst(R)

         Hemagen is in the process of completing development of the Panels+ rotor for the physician office laboratory marketplace. This product is intended to ease reimbursement procedures and provide more complete information for both the doctor and patient.

         Clinical Chemistry Reagents

         Hemagen continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most completed clinical chemistry lines offered worldwide.

MANUFACTURING AND SOURCES OF SUPPLY

         Hemagen manufactures its ELISA test kits, and its products based on immunofluorescence technology at its facility in Columbia, Maryland. Hemagen plans to move its hemagglutination test kits from the Waltham, Massachusetts facility to the Columbia, Maryland facility in the second quarter of fiscal 2001. Clinical chemistry products are produced at Hemagen's facility in San Diego, California. Hemagen purchases red blood cells and many of the antigens and other reagents used in the kits from outside vendors. Some reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits.

         All components used in Hemagen's products are available from multiple sources, except for an antigen called SSA, which Hemagen uses in two of its ELISA and two of its hemagglutination test kits. Hemagen believes that the supplier of this antigen produces this antigen for many customers. Management believes that if necessary, Hemagen could produce sufficient quantities of this antigen itself. Therefore, if the supply of this antigen were to cease, Hemagen believes it would not have a long-term material adverse impact on Hemagen's business taken as a whole.

GOVERNMENT REGULATION

         Hemagen's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, Hemagen's production and marketing activities are subject to regulation by the United States Food and Drug Administration, under the authority of the Federal Food Drug, and Cosmetic Act, as amended.

         These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submissions process, either the 510(k) process or the Premarket Approval (PMA) process. When a 510(k) process is used Hemagen is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution. Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process which involves a lengthier and more burdensome process.

         Hemagen is required to register with the FDA as a device manufacturer and to list its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in conformity with all such regulations.

      The regulatory controls being imposed upon Hemagen with respect to the international distribution, and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective throughout the European Community once enacted. Companies will be allowed a grace period to conform to the directive. Hemagen will be required to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All In-Vitro Devices must bear the CE Marking of Conformity by 2005. Hemagen received the CE Marking for the Analyst instrument in December 1999.

COMPETITION

         The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen, for a longer period of time than has Hemagen. Hemagen believes that its primary competitors in the diagnostics market include Abbott Laboratories, Sigma Diagnostics, Trace-America, Inc., Meridian Diagnostics, Inc., INOVA, Sanofi Diagnostics Pasteur, Inc., Diamedix Corporation, IDEXX and Abaxis, Inc. Hemagen expects competition within this industry to intensify.

PRODUCT LIABILITY

         The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against Hemagen. Hemagen may incur product liability due to product failure or improper use of products by the user. Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from Hemagen's test kits could lead a physician to incorrectly predict the appropriate therapy for a particular patient. Hemagen maintains product liability insurance in the amount of up to $5,000,000 per incident and in the aggregate which, based on Hemagen's experience and industry practice, Hemagen believes to be adequate for its present operations. No assurance can be given that the amount of Hemagen's insurance is sufficient to fully insure against claims which may be made against Hemagen.

PATENTS AND PROPRIETARY RIGHTS

         Hemagen protects its technology primarily as trade secrets rather than by relying on patents, either because patent protection is not possible or, in management's opinion, would be less effective than maintaining secrecy. In addition, Hemagen relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that Hemagen's efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. Hemagen may in the future apply for patent protection for certain of its technology when management believes such protection would be beneficial to Hemagen. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for Hemagen's technology.

ROYALTY OBLIGATIONS

         Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen has a license agreement with Dade Behring, Inc. for the license of technical information relating to the Analyst(R) product line. The license was signed in conjunction with the Analyst(R) acquisition and terminates on August 2004. Hemagen also has a license agreement with Elf Acquitaine for the use of technology involved in the manufacture and sale of the Analyst(R) product line. This license agreement terminates upon the expiration of the last patent associated with the applicable technology, which is February 2007.

EMPLOYEES

         As of September 30, 2000, Hemagen had 65 full-time employees, of which three are executive officers, 14 are employed in sales, marketing, general and administrative activities and 48 are involved in production and research and development. As of September 30, 2000, Hemagen had two part-time employees.

         None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Hemagen maintains its principal executive offices, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $136,000 per year in rent. Hemagen also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 2002, Hemagen pays approximately $201,000 per year. In addition, Hemagen leases a 1,900 square foot warehouse facility near its production site for which it pays $13,080 per year. Hemagen believes that its facilities are adequate for its present and foreseeable needs. In fiscal 2001, Hemagen will close its Waltham, Massachusetts facility and plans to sublease the facility. The Waltham, Massachusetts facility includes one building that is a 4,000 square foot lab and office facility, and a 15,000 square foot facility which accommodates; a laboratory, production operation and office. Hemagen pays rent in the amount of $133,000 per year for the two facilities pursuant to the terms of that lease which ends May 30, 2002. As of September 30, 2000, Hemagen has recorded a provision for the remaining lease obligation for this facility.

         Hemagen's 51%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 4,500 square feet in Sao Paulo, Brazil pursuant to a lease that expired on September 30, 2000. This subsidiary pays rent in an amount of approximately $5,500 per month for this space. Hemagen believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.

         It is management's opinion that all of the properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS.

         Hemagen is not presently involved in any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Hemagen's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. Hemagen's Common Stock is also traded on the Boston Stock Exchange. On December 27, 2000 the closing bid and ask price for the Common Stock as reported by NASDAQ were $ 0.50 and $0.531 per share, respectively.

         On August 11, 2000, the staff of the Nasdaq SmallCap Market informed Hemagen that it was reviewing Hemagen's eligibility for continued listing on that market. The staff expressed three concerns, namely whether Hemagen had two independent directors, whether the issuance of 209,700 shares of Common Stock to the Redwood Group and William Hales in reimbursement for their expenses in the 1999 consent solicitation required shareholder approval and whether the sale of $6,315,000 of Units in April 2000, consisting of convertible notes, common stock and common stock purchase warrants required shareholder approval. On August 25, 2000, Hemagen informed Nasdaq that it had two independent directors, namely, Dr. Alan S. Cohen and James R. LeRoy, who was added to the Board on June 13, 2000. Hemagen also committed to seek shareholder ratification of the issuance of the 209,700 shares to the Redwood Group and William Hales in payment of expenses incurred in the 1999 consent solicitation. That matter will be submitted to shareholders for their ratification at the 2001 shareholders meeting expected to be held in February 2001. With respect to the third comment, Hemagen disagrees with Nasdaq's interpretation of the offering. Hemagen believes that the offering did meet Nasdaq's standards in that it was in excess of book value and market price at the time of issuance. This issue remains unresolved as Hemagen has not received further communication from the Nasdaq staff on this matter.

    For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 1999 and 1998. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      HIGH              LOW
                                                      ----              ---
1999
First Fiscal Quarter..............................    $1.22             $0.63
Second Fiscal Quarter.............................    $1.63             $0.81
Third Fiscal Quarter..............................    $1.47             $0.81
Fourth Fiscal Quarter.............................    $2.87             $0.75
2000
First Quarter.....................................    $1.437            $0.81
Second  Quarter...................................    $6.00             $0.81
Third Quarter.....................................    $3.50             $1.38
Fourth Quarter....................................    $1.97             $1.09
2001
First Quarter (through December)                      $1.53             $0.56


         As of December 14,2000 there were 189 holders of record of Hemagen's Common Stock.

         For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock Warrants expiring February 28, 2001 as reported by NASDAQ during Fiscal 1999 and 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                       HIGH              LOW
                                                       ----              ---
1999
First Fiscal Quarter...........................        $0.16             $0.09
Second Fiscal Quarter..........................        $0.28             $0.13
Third Fiscal Quarter...........................        $0.44             $0.13
Fourth Fiscal Quarter..........................        $0.59             $0.06
2000
First Quarter..................................        $0.25             $0.06
Second Quarter.................................        $3.00             $0.13
Third Quarter..................................        $1.13             $0.25
Fourth Quarter.................................        $0.53             $0.13
2001
First Quarter (through December)                       $0.25             $0.03

         As of December 14, 2000, there were 29 holders of record of Hemagen's Common Stock Warrants expiring February 28, 2001.

         As of December 14, 2000, there were 56 holders of record of Hemagen's Common Stock Warrants expiring April 30, 2002. The warrants are not currently traded, but Hemagen has requested that the National Association of Securities Dealers (NASD) list these warrants on the over-the-counter market.

DIVIDENDS

         Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and the profiling of general health conditions. Hemagen has concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. Hemagen presently has approximately 148 different test kits available that have received FDA clearance for sale in the United States.

Fiscal year 2000 represents the first year of Hemagen operations under a new management team. On October 1, 1999, a new management team assumed control of Hemagen as a result of a shareholder consent solicitation.

NEW MANAGEMENT ACTIONS

On October 1, 1999, when the new management group took control of Hemagen their goals were to cure the default of the revolving line of credit and to reorganize the Company to achieve sustained profitability. In order to achieve those goals the management sought to:

         o        Improve the leverage of the Company
         o        Better manage working capital
         o        Reduce expenses; and
         o Improve sales and marketing, increase profitable sales and eliminate unprofitable product lines.

In order to achieve these goals Hemagen took the following actions during fiscal 2000.

PRIVATE PLACEMENT OFFERING MAY 2000

Hemagen had been in default since June 1999 of its BankBoston revolving line of credit and required additional financing to meet commitments Hemagen had made related to the Analyst(R) acquisition. Although the acquisition of the Analyst(R) took place in August 1998, the transition of the manufacturing operations to Hemagen's facility required additional capital and purchase commitments had been made for Analyst(R) inventory. In the period October 1, 1999 through April 17, 2000, Hemagen continued to borrow under the revolving line of credit and increased the amount due under the revolving line of credit to approximately $3,851,000 at April 17, 2000 from $3,170,000 at September 30, 1999. Management attempted to refinance the revolving line of credit but could not secure terms that were favorable to Hemagen.

Hemagen's new management refinanced the revolving line of credit with a private placement offering completed in May 2000. The offering consisted of units of senior subordinated convertible notes, detachable warrants, and common stock. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

The senior subordinated secured convertible notes mature on April 17, 2005 with no principal payments required until maturity. Hemagen may repay these notes at any time at the full face value plus accrued and unpaid interest. The notes pay quarterly interest at the annual rate of 8%. The face value of these notes is $6,315,000. The effective interest rate on these notes was calculated to be approximately 58% because of the value attributed to the warrants and common stock issued in the offering which resulted in an original issue discount of $5,185,000. The original issue discount is being amortized over the term of the notes. As of September 30, 2000, the unamortized discount was approximately $5,047,000. The effect of the unamortized discount is that Hemagen will recognize non-cash interest expense for the term of the notes.

The senior subordinated secured convertible notes are convertible into shares of common stock at the conversion price of $2.50 per share. The conversion price is subject to a reset on the last day of the six months following the effectiveness of the registration statement covering the shares of common stock issued as part of the private placement units and the common stock issuable upon conversion of the notes. The registration statement was declared effective July 21, 2000. The reset calls for the conversion price to be adjusted to equal the lesser of (i) the conversion price of $2.50 or (ii) the average closing bid price for the common stock as reported by the Nasdaq SmallCap Market for the twenty trading days prior to the reset date, provided, however, the adjusted conversion price shall not be less than $2.00 per share.

The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001 until April 30, 2002. In conjunction with the private placement offering, 2,526,000 warrants were issued. Hemagen has requested that the National Association of Securities Dealers (NASD) list these warrants on the over-the-counter market. The estimated fair-value of the warrants at the time of closing was approximately $1.34 each or approximately $3,385,000 in total. An additional 75,800 of warrants were issued to the placement agent of the offering at an estimated value of $101,572.

The offering provided for the issuance of 1,184,072 shares of common stock to unit holders. These shares were valued at approximately $1.52 per share for a total value of approximately $1,800,000. The placement agent for the offering was issued 75,800 shares at a value of $115,216.

The net proceeds of the private placement were $6,025,000 and were used to repay the outstanding balance of the revolving line of credit with BankBoston of $3,851,000, to satisfy past due trade payables to Dade Behring, Inc., of approximately $450,000, and to pay other trade vendors in excess of $500,000 which were past due. Of the $950,000 of past due payables, approximately 80% were related to the completion of the Analyst(R) acquisition which included ongoing contract manufacturing expenses, physical relocation of Analyst(R) manufacturing equipment and various other expenditures related to the transition.

WORKING CAPITAL MANAGEMENT

Hemagen has worked to better manage working capital by reducing raw material and finished goods inventories and by better managing cash receipts and disbursements. At September 30, 2000, Hemagen's working capital was approximately $3,628,000 compared to approximately $872,000 at September 30, 1999.

REDUCTION OF EXPENSES

Hemagen has instituted an overall plan to reduce expenses and better utilize its resources. This plan centers on the consolidating facilities, reducing duplicative functions and focusing Research and Development activities. In the second fiscal quarter of 2001 the Waltham Massachusetts facility will be closed and all operations previously carried on in Waltham will be relocated to Hemagen's new headquarters in Columbia, Maryland. Hemagen provided for the closure and related termination costs in the fourth quarter of fiscal 2000. The closure provision totaled $879,000 and included a provision of $361,000 for severance costs, $233,000 for future lease obligations, a provision of $191,000 for charges related to equipment and leasehold improvements and approximately $94,000 for other closing costs. This consolidation is expected to result in significant reductions in rent, warehouse, utility and personnel expenses. These savings are projected to be in the range of $400,000 to $500,000 per year. Production and supply inventory requirements will also be reduced resulting in overall cost savings.

In fiscal 2000, Hemagen renegotiated a significant supply agreement with Dade Behring, Inc. related to the Analyst(R) product line that will result in cost savings. Hemagen has sought to exercise tighter control over Research & Development spending. Notwithstanding, Hemagen remains actively engaged in several commercially significant Research & Development projects. Management will work to continue to reduce Hemagen's operating expenses.

IMPROVEMENT IN SALES AND MARKETING

In fiscal 2000, Hemagen hired several industry professionals to fill various sales and marketing positions. Hemagen signed supply agreements with Roche Diagnostics, Inc., Quest Diagnostics, Inc., and replaced some of the blood banking business that had been previously lost. Hemagen is currently negotiating to terminate a contract manufacturing agreement that it determined was its highest cost production. The termination should be completed in the second fiscal quarter of 2001 and should result in converting related inventory into approximately $250,000 in cash.

There can be no assurance that the above actions or the anticipated results will materialize. The accompanying financial statements have been prepared assuming that Hemagen will continue as a going concern. As explained in the succeeding paragraphs, Hemagen has sustained recurring operating losses in fiscal years 2000 and 1999 and a cash flow deficit in fiscal year 2000.
Having begun to take the above actions, Hemagen believes that cash flow from operations and cash on hand at September 30, 2000 will be sufficient to finance its operations for fiscal 2001. Additionally, over the next twelve months Hemagen will attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes that made up the Private Placement provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing, or that, if obtained that such terms will be favorable to the company.


RESULTS OF OPERATIONS

         Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

         Revenues for fiscal 2000 decreased $3,593,000 (25%) to approximately $10,996,000 from approximately $14,589,000 for fiscal 1999. Sales of Hemagen's Analyst(R) product line were $1,684,000 lower than the prior year. This reduction is attributed to initial stocking shipments made in fiscal 1999. In fiscal 1999, Hemagen had sales of $976,000 to Olympus for the CMV product under a distribution agreement that was effectively terminated in January 1999 resulting in zero sales to Olympus in fiscal 2000. In July 1999, Hemagen sold its CPI business unit, which accounted for $744,000 of the sales in fiscal 1999 and zero sales in fiscal 2000. Also, Hemagen's Virgo products and Carter-Wallace contract manufacturing sales decreased $410,000 and $284,000, respectively. These sales reductions are offset by an increase of $403,000, at Hemagen's Raichem division.

         Cost of product sales decreased approximately $1,791,000 (16%) to approximately $9,619,000 from approximately $11,410,000 (16%) due to the overall decrease in sales. Cost of product sales as a percentage of sales increased to 87% from 78%. This increase is attributed to the loss of the higher margin product sales and the relocation and set-up costs associated with the Analyst(R) product-line. In addition, the relocation of products from the Waltham, Massachusetts facility to Columbia, Maryland resulted in manufacturing inefficiencies in fiscal 2000. In fiscal 2000, inventory reserves for obsolete and excess inventory were reduced by approximately $175,000 while total gross inventories were reduced approximately $1,651,000.

         Research and development expenses for fiscal 2000 decreased approximately $926,000 (64%) to approximately $526,000 from approximately $1,453,000. This decrease was primarily due to the elimination of several positions and the consolidation of certain research and development activities at the corporate office.

         Selling, general and administrative expenses for fiscal 2000 decreased approximately $228,000 (5%) to approximately $4,220,000 primarily due to reduced legal expenses, royalty expenses associated with Analyst(R) product line, trade show expense and advertising expense.

         Other operating costs decreased to $879,000 in fiscal 2000 from $1,943,000 in the prior year. Current year charges include the estimated cost of closing Hemagen's Waltham, Massachusetts's facility. These costs include $361,000 of severance pay, $233,000 of future lease obligations, $191,000 of impairment charges related to the equipment and leasehold improvements at the facility and a general provision of $94,000 to provide for the estimated costs of moving out of the facility and subletting the property. These costs were provided for in the fourth quarter of fiscal 2000. Other operating costs in fiscal 1999 consisted of impairment charges of approximately $1,000,000 for goodwill and $147,000 for equipment, charges related to the consent solicitation of approximately $545,000 and severance pay to former executives of approximately $251,000.

         Net other expense increased to approximately $882,000 from approximately $496,000 due to an increase in interest expense. Included in the interest expense for the current year is approximately $138,000 of loan discount amortization related to the senior subordinated secured convertible notes issued during fiscal 2000 and $100,000 for a fee that was paid, in common stock, on the promissory note that was in default on September 30, 2000. This default was cured on November 9, 2000 which was cured and restructured on November 9, 2000. The common stock was issued shortly thereafter.

         Net loss for fiscal 2000 decreased to approximately $5,130,000 compared to approximately $5,160,000 the previous year primarily due to lower sales and increased product costs.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, Hemagen used approximately $1,943,000 in cash to fund its operating activities. This amount includes $3,089,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization, and inventory write offs) and the non-cash closure provision of $879,000 recognized for the closing of the Waltham, Massachusetts facility. Also contributing to the use of cash was $614,000 required for reductions in trade payables and customer deposits. Inventory declined by $1,651,000 which provided additional liquidity. This reduction is attributed to tighter controls over inventory purchasing and a change in the valuation of inventory.

At September 30, 2000, Hemagen had $1,460,000 of unrestricted cash, working capital of $3,451,000 and a current ratio of 1.8 to 1.0. In fiscal 2000, Hemagen had capital expenditures of $357,000 and has no major capital expenditures planned for fiscal 2001.

Hemagen believes that cash flow from operations and cash on hand at September 30, 2000 will be sufficient to finance its operations and capital expenditures for fiscal 2001. Hemagen can give no assurance that it will have sufficient cash flow to finance operations. Hemagen's auditors (see Financial Statements) have included an explanatory paragraph in their audit opinion expressing substantial doubt as to Hemagen's ability to continue as a going concern. Additionally, over the next twelve months Hemagen will attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes that made up the Private Placement provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing, or that, if obtained that such terms will be favorable to the company.


FISCAL 2000 COMPARED TO FISCAL 1999

Cash used in operating activities increased $2,273,000 in fiscal 2000 from providing $330,000 in cash in fiscal 1999 to using $1,943,000 of cash in fiscal 2000. This increase is attributed to an increase in the net loss after adjusting for non-cash charges of $1,613,000 and to changes in working capital items in fiscal 2000 compared to fiscal 1999. Such changes include a $2,488,000 change in the cash used to fund accounts payable, accrued expenses and customer deposits and a $894,000 change in the cash used to fund accounts receivable offset by a reduction in the cash used to fund inventory of $2,655,000.

Cash used by investing activities totaled $357,000 in fiscal 2000 as compared to $39,000 in fiscal 1999. This increase is attributed to capital expenditures made in fiscal 2000 related to the transition and relocation of the Analyst(R) product line to Hemagen's facility in Columbia, Maryland.

Cash provided by financing activities totaled $3,469,000 in fiscal 2000 as compared to $420,000 used in fiscal 1999. This increase in cash provided is attributed to the refinancing of the revolving credit line with the private placement offering completed in May 2000 (see Note 11 to the Financial Statements). Hemagen had a promissory note payable to Dade Behring, Inc. of $1,250,000 related to the Analyst(R) acquisition that was due on September 1, 2000. Prior to September 1, 2000, the management of Hemagen and Dade Behring, Inc. agreed in principal to restructure the note payable. At September 30, 2000, this note was in default. On November 9, 2000, Hemagen signed the restructuring agreement with Dade to settle on the promissory note, agree to a purchase price adjustment and agree to other amounts for production services. This restructuring agreement involved a cash payment of $800,000, the issuance of a $397,000 note, and the issuance of 100,000 shares of Hemagen's common stock. The note bears interest at 10% per year, requires monthly payments of approximately $12,800 and requires a balloon payment of approximately $134,000 due on November 15, 2002.

IMPACT OF INFLATION

         Domestic inflation during the last two fiscal years has not had a significant effect on Hemagen's business activities. Translation and transaction gains and losses between Hemagen and its subsidiary in Brazil are expensed each period.

NEW ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board issued FSAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, Hemagen has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, Hemagen does not expect adoption of the new standard to effect its financial statements.

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning October 1, 2000. The initial adoption of the guidance is not anticipated to have a material impact on Hemagen's results of operations or financial position; however, the guidance may impact the way in which Hemagen will account for future transactions.

              In March 2000, the FASB issued Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Hemagen believes that adoption of FIN 44 will not have an affect on Hemagen's financial statements but may impact the accounting for grants or awards in future periods.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         In December 2000, the FASB Emerging Issues Task Force (EITF) issued a consensus that requires the remeasurement of original issue discount on debt securities with characteristics similar to the securities issued by the Company in the private placement completed in May 2000. The Company is currently reviewing the impact in the financial statements of adopting this EITF consensus and believes that such adoption will increase the original issue discount by approximately $1,163,000 and will result in additional interest expense over the remaining repayment term of the convertible debt security. Upon completion of its review, the Company will record any change in the original issue discount, with a corresponding cumulative adjustment to interest expense, in the first quarter of 2001.

                                    PART III

         Items 9 through 12 are incorporated by reference to the Registrant's Proxy statement regarding its fiscal 2001 Annual Shareholders Meeting filed with the Commission pursuant to Regulation 14A.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.


(a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES.

                                                                                       PAGE
                                                                                       ----

Report of Independent Certified Public Accountants - BDO Seidman, LLP                   F-2
Consolidated Balance Sheets at September 30, 2000
and 1999                                                                                F-3 to F-4
Consolidated Statements of Operations for the years
ended September 30, 2000, and 1999                                                      F-5
Consolidated Statements of Stockholders' Equity
for the years ended September 30, 2000, and 1999                                        F-6
Consolidated Statements of Cash Flows for the years
ended September 30, 2000, and 1999                                                      F-7
Notes to Consolidated Financial Statements                                              F-8 to F-34



(a)(3)  EXHIBIT LIST.


Exhibit No.                         Description of Exhibit                                               Filing Status
-----------                         ----------------------                                               -------------


 3.1              Certificate of Incorporation.                                                                A

 3.2              Bylaws.                                                                                      A

 4.1              Specimen Stock Certificate                                                                   A

 4.2              Rights Agreement dated January 27, 1999.                                                     A

 4.3              First Amendment to the Rights Agreement dated September 30, 1999.                            F

10.1              Technology Purchase Agreement between Dr. de Oliveira and Dr. Lazzari
                  and Seragen, Inc., dated April 15, 1983.                                                     A

10.2              Assignment and Assumption Agreement between Hemagen and
                  Seragen, Inc., dated September 12, 1985.                                                     A

10.5              Financial Assistance Agreement between Hemagen and Hemagen
                  Diagnosticos, Comercio, Importacao e Exportacao Ltd., dated July 31, 1991.                   A

10.6*             1992 Stock Option Plan.                                                                      A


10.7              Product Purchase Agreement between Hemagen and Olympus
                  Corporation, dated February 24, 1989.                                                        A

10.8              OEM Agreement between Hemagen and Sigma Diagnostics, Inc.,
                  dated May 11, 1992.                                                                          A

10.11             Lease between Hemagen and Philip Pagliazzo and Rose Pagliazzo,
                  dated May 15, 1992.                                                                          A

10.12             Product Development Agreement between Hemagen and Sigma
                  Diagnostics, Inc., dated October 16, 1992.                                                   A

10.13*            Revised Employment Agreement between Hemagen and Dr. de Oliveira.                            A

10.14*            Revised Employment Agreement between Hemagen and Dr. Franzblau.                              A

10.15             Description of Hemagen's lease for certain premises located
                  in Waltham, Massachusetts.                                                                   A

10.16             Lease for office space of Hemagen Diagnosticos, Comercio, Importaceo e
                  Exportaceo, Ltd. ("HDC") in Sao Paulo, Brazil.                                               A

10.17             Description of the Lease for office space of HDC in Sao Paulo, Brazil.                       A

10.18             Equity Purchase Agreement between Hemagen and HDC, dated as of
                  October 1, 1992.                                                                             A

10.19             Form of Warrant issued in connection with the Bridge Loan and Statement
                  of Registration Rights.                                                                      A

10.20             Master Lease Agreement between Hemagen and Aberlyn Capital
                  Management Limited Partnership, dated April 1, 1993.                                         B

10.21             Product Development Agreement between Hemagen and
                  Boehringher Mannheim GmbH, dated November 25, 1993.                                          C

10.22             Option Agreement between Hemagen and Boston University, dated
                  October 15, 1993.                                                                            C

10.23             Agreement between Hemagen and Carter-Wallace, Inc. dated
                  December 22, 1994.                                                                           D

10.24             License Assignment and License Agreement between Hemagen and
                  Aberlyn Capital Management Limited Partnership dated December 30, 1994.                      D

10.25             Settlement  Agreement dated September 30, 1999.                                              E

10.26             Distribution Agreement between the Company and Donnor Com. IND. LTDA

10.27             Distribution Agreement between the Company and Phoenix Diagnostics, Inc.

10.28             Form of Warrant expiring April 30, 2002.                                                     G

10.29             Form of 8% Senior Subordinated Secured Convertible Note.                                     G

10.30             Second Amendment to the Lease between the Company and 9033
                  Red Branch Road, L.L.C. dated June 9,2000.                                                   F

10.31             Consulting agreement between the Company and Thomas A. Donelan
                  Thomas A. Donelan and Christopher P. Hendy, dated October 1, 1999.                           F


21                Subsidiaries of the Registrant                                                               G

23                Consent of Independent Certified Public Accountants                                          F

28                Prospectus Sale Letter Dated July 28, 2000                                                   G

*Management compensatory contracts.



A.       Incorporated by reference to Registration Statement No. 33-52686-B.

B. Incorporated by reference to Hemagen's Form 10-QSB for the quarter ended March 30, 1993.

C. Incorporated by reference to Hemagen's Form 10-KSB for the Fiscal Year ending September 30, 1994.

D. Incorporated by reference to Hemagen's Form 10-QSB for the quarter ending December 31, 1994.

E.       Incorporated by reference to Hemagen's Form 8-K filed on October 7,
         1999.

F.       Filed herewith.

G.       Incorporated by reference to Hemagen's Form S-3 July 21, 2000.

(b) Reports on Form 8-K. (i) On October 7, 1999 Hemagen filed a Form 8-K reporting on Item 1, Changes in Control of Registrant.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEMAGEN DIAGNOSTICS, INC.


Date: December 29, 2000             By: /s/ Jerry L. Ruyan
                                       ----------------------------------------
                                        Jerry L. Ruyan, Chief Executive Officer



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                     Capacity                              Date
----                                     --------                              ----
/s/ Jerry L. Ruyan                  CEO and Chairman
--------------------------------    of the Board of Directors                  December 29, 2000
Jerry L. Ruyan


/s/ William P. Hales                President, Director                        December 29, 2000
--------------------------------
William P. Hales


/s/ Ricardo M. de Oliveira, M.D.    V.P. Research and Development,
--------------------------------    Director                                   December 29, 2000
Ricardo M. de Oliveira, M.D.


/s/ Alan S. Cohen, M.D.             Director                                   December 29, 2000
--------------------------------
Alan S. Cohen, M.D.


/s/ Thomas A. Donelan               Director                                   December 29, 2000
--------------------------------
Thomas A. Donelan


/s/ Christopher P. Hendy            Director                                   December 29, 2000
--------------------------------
Christopher P. Hendy


/s/ James R. LeRoy                  Director                                   December 29, 2000
--------------------------------
James R. LeRoy


/s/ Deborah F. Ricci                Principal Financial Officer                December 29, 2000
--------------------------------
Deborah F. Ricci

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets                                                  F-3 to F-4

   Statements of operations                                            F-5

   Statements of stockholders' equity                                  F-6

   Statements of cash flows                                            F-7

   Notes to consolidated financial statements                      F-8 to F-36

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company sustained significant operating losses in 2000 and 1999 and incurred a significant operating cash flow deficit in 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                 BDO Seidman, LLP




Washington, DC
December 12, 2000

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

September 30,                                                                   2000                 1999
=========================================================================================================

ASSETS

CURRENT:
   Cash and cash equivalents                                           $   1,460,446        $     289,320
   Accounts receivable, less allowance for doubtful accounts
     of $598,000 and $368,000 at September 30, 2000 and
     1999, respectively (Note 3)                                           1,704,481            1,877,016
   Inventories (Notes 5 and 13)                                            4,188,162            5,664,906
   Prepaid expenses and other current assets                                 177,376              294,198
---------------------------------------------------------------------------------------------------------

     Total current assets                                                  7,530,465            8,125,440

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization (Notes 6 and 13)                           3,079,470            3,773,150

OTHER ASSETS (Note 7)                                                        321,212              253,874
---------------------------------------------------------------------------------------------------------

                                                                       $  10,931,147        $  12,152,464
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


September 30,                                                                                2000                 1999
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Subordinated note payable, net of unamortized discount
     of $86,870 at September 30, 1999 (Note 3)                                      $   1,050,000        $   1,163,130
   Note payable - bank (Note 10)                                                                -            3,169,589
   Checks issued against future deposits                                                        -              411,140
   Accounts payable and accrued expenses (Notes 3, 4, 8 and 13)                         2,826,573            2,119,159
   Deferred revenue                                                                       122,069               84,374
   Customer deposits                                                                       81,239              306,252
----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                          4,079,881            7,253,644

Senior subordinated secured convertible notes, net of unamortized
   discount of $5,046,697 (Note 11)                                                     1,268,303                    -

----------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                  5,348,184            7,253,644

----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 9, 13, and 18)

STOCKHOLDERS' EQUITY (Notes 11 and 12):
   Preferred stock, $.01 par value - 1,000,000 shares authorized;
     none issued                                                                                -                    -
   Common stock, $.01 par value - 30,000,000 shares authorized; 9,697,790 and
     7,851,890 shares issued at September 30, 2000 and 1999, respectively                  96,978               78,519
   Additional paid-in capital                                                          19,236,767           13,440,947
   Accumulated deficit                                                                (13,655,145)          (8,525,009)

   Less treasury stock at cost; 100,000 shares at September 30, 2000 and 1999             (89,637)             (89,637)
   Less receivable from stockholders                                                       (6,000)              (6,000)
----------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                         5,582,963            4,898,820
----------------------------------------------------------------------------------------------------------------------

                                                                                      $10,931,147          $12,152,464
----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended September 30,                                                                2000                 1999
==================================================================================================================

NET SALES (Notes 16 and 17)                                                       $10,995,604          $14,588,739
------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES:
   Cost of product sales                                                            9,618,713           11,410,117
   Research and development                                                           526,281            1,452,506
   Selling, general and administrative                                              4,219,679            4,447,634
   Other operating costs (Note 13)                                                    878,906            1,943,277
------------------------------------------------------------------------------------------------------------------

                                                                                   15,243,579           19,253,534
------------------------------------------------------------------------------------------------------------------

     Operating loss                                                                (4,247,975)          (4,664,795)
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES):
   Interest income                                                                     10,340               21,295
   Interest expense                                                                  (890,714)            (349,011)
   Foreign exchange loss                                                               (3,993)            (123,574)
   Other income (expense)                                                               2,206              (44,270)
------------------------------------------------------------------------------------------------------------------

                                                                                     (882,161)            (495,560)
------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                          $(5,130,136)         $(5,160,355)
------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE OF COMMON STOCK
   Basic                                                                          $      (.53)         $     (.66)
   Diluted                                                                        $      (.53)         $     (.66)
------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                                                  Common Stock              Additional
                                                              --------------------            Paid-in           Accumulated
Years ended September 30, 2000 and 1999                     Shares         Par Value          Capital             Deficit
============================================================================================================================

BALANCE AT SEPTEMBER 30, 1998                              7,851,890        $78,519        $ 13,440,947        $ (3,364,654)


Purchase of treasury stock                                        --             --                  --                  --

Net loss                                                          --             --                  --          (5,160,355)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                              7,851,890         78,519          13,440,947          (8,525,009)

Exercise of common stock purchase warrants                    99,500            995             271,635                  --
Exercise of stock options                                    226,700          2,267             338,524                  --
Issuance of common stock settled in lieu of cash
  payments                                                   259,700          2,597             297,540                  --
Issuance of common stock in a private
  placement offering, net of fees paid                     1,260,000         12,600           1,587,916                  --
Issuance of common stock warrants in a
  private placement offering, net of fees paid                    --             --           3,300,205                  --

Net Loss                                                          --             --                  --          (5,130,136)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                              9,697,790        $96,978        $ 19,236,767        $(13,655,145)
============================================================================================================================




                                                                Treasury Stock               Receivable          Total
                                                              -------------------               From         Stockholders'
Years ended September 30, 2000 and 1999                      Shares            Cost         Stockholders         Equity
==========================================================================================================================


BALANCE AT SEPTEMBER 30, 1998                                     --         $     --         $(6,000)        $ 10,148,812


Purchase of treasury stock                                  (100,000)         (89,637)             --              (89,637)

Net loss                                                          --               --              --           (5,160,355)
--------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1999                               (100,000)         (89,637)         (6,000)           4,898,820

Exercise of common stock purchase warrants                        --               --              --              272,630
Exercise of stock options                                         --               --              --              340,791
Issuance of common stock settled in lieu of cash
  payments                                                        --               --              --              300,137
Issuance of common stock in a private
  placement offering, net of fees paid                            --               --              --            1,600,516
Issuance of common stock warrants in a
  private placement offering, net of fees paid                    --               --              --            3,300,205

Net Loss                                                          --               --              --           (5,130,136)
--------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000                               (100,000)        $(89,637)        $(6,000)        $  5,582,963
==========================================================================================================================



                     See accompanying notes to consolidated financial statements

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years ended September 30,                                                                    2000                 1999
======================================================================================================================

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(5,130,136)         $(5,160,355)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depreciation and amortization                                                     1,111,678            1,364,142
      Amortization of debt discount                                                       224,789               94,767
      Provision for inventory obsolescence                                               (174,623)           1,078,038
      Foreign exchange loss                                                                 3,993              123,574
      Provision for impairment of long-lived assets                                             -            1,146,867
      Loss on sale of property and equipment                                                    -               55,670
      Gain on sale of CPI                                                                       -               (1,489)
      Changes in operating assets and liabilities, net of effects of divestiture of
       CPI in 1999:
        Accounts receivable                                                               (27,465)             867,003
        Inventories                                                                     1,651,367           (1,003,288)
        Prepaid expenses and other current assets                                          94,633              (40,440)
        Checks issued against future deposits                                            (411,140)             411,140
        Accounts payable and accrued expenses                                             901,241            1,156,538
        Customer deposits                                                                (225,013)             306,252
        Deferred revenue                                                                   37,695              (68,555)
----------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by operating activities                              (1,942,981)             329,864
----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (356,659)             (54,755)
   Proceeds from sales of property and equipment                                                -                5,480
   Other assets                                                                                 -               10,240
----------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                           (356,659)             (39,035)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving line of credit                                       (3,169,589)            (330,411)
   Net proceeds from issuance of common stock in a private
     placement offering                                                                 1,600,516                    -
   Net proceeds from issuance of warrants in a private
     placement offering                                                                 3,486,412                    -
   Net proceeds from issuance of debt in a private
     placement offering                                                                   938,596                    -
   Exercise of stock options and warrants                                                 613,421                    -
   Purchase of treasury stock                                                                   -              (89,637)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                               3,469,356             (420,048)
----------------------------------------------------------------------------------------------------------------------


EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                       1,410                6,346
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,171,126             (122,873)
Cash and cash equivalents, beginning of year                                              289,320              412,193
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                                $ 1,460,446            $ 289,320
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

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.     NATURE OF           Hemagen Diagnostics, Inc. (the "Company") is a
       BUSINESS AND        biotechnology company that develops, manufactures,
       ORGANIZATION        and markets medical diagnostic test kits used to aid
                           in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer ("The
                           Analyst") used to measure important constituents in human and animal blood. The Company sells The Analyst through distributors servicing both the physician's office laboratory and veterinary markets. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the state of Delaware in 1992.

                           The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,130,136 and $5,160,355 in fiscal 2000 and fiscal 1999, respectively. At September 30, 2000 the Company was in default of its note payable to Dade Behring of $1,250,000 that was due on September 1, 2000. Prior to September 1, 2000, the Company and Dade Behring agreed in principal to restructure the $1,250,000 note payable. This default was subsequently cured on November 9, 2000 (Note 3).

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           Management has implemented a plan to reduce expenses, better manage working capital and improve sales and marketing. The plan centers on the consolidation of facilities, reducing duplicative functions and focusing on Research and Development activities. In the second quarter of fiscal 2001, the Waltham, Massachusetts facility will be closed and all operations previously carried on in Waltham will be relocated to the Company's new headquarters in Columbia, Maryland. This consolidation is expected to result in reductions in rent, warehouse, utility and personnel expenses. These savings are projected to be in the range of $400,000 to $500,000 per year. Production and supply inventory requirements will be reduced resulting in overall cost savings. In fiscal 2000, the Company renegotiated a significant supply agreement with Dade Behring, Inc. related to the Analyst(R) product line that will result in cost savings. During fiscal 2000, the Company hired several industry professionals to fill various sales and marketing positions. It also signed several supply agreements for better margin products and is currently working on the termination of a manufacturing contract that it has determined was its lowest margin business.

                           Based upon cash flow projections, the Company believes the anticipated cash flow from operations and the proceeds from the private placement offering completed in May 2000 will be sufficient to finance the Company's operating needs for the next twelve months. The Company can give no assurance that the above actions or anticipated results will materialize.

                           Additionally, over the next twelve months the Company will evaluate securing a traditional working capital revolving line of credit for up to one million dollars. The Senior Secured Subordinated Convertible Notes that made up the Private Placement provide for the Company to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen in front of the Note holders for an amount not to exceed one million dollars. The Company can give no assurance that it will be able to obtain such financing, or that, if obtained that such terms will be favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES

       Estimates and       The preparation of financial statements in conformity
       Assumptions         with generally accepted accounting principles
                           requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of       The accompanying consolidated financial statements
       Consolidation       include the accounts of the Company and its
                           majority-owned subsidiaries. The results of Reagents
                           Applications, Inc. ("RAI") and Hemagen Diagnostics
                           Commercio, Importaco & Exporataco, Ltd. ("HDC") are included for the two years ended September 30, 2000.
                           The results of Cellular Products, Inc. ("CPI") are included through July 23, 1999 (the effective date of the CPI divestiture as described in Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

                           The Company has a 51% interest in HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

       Foreign Currency    The functional currency of HDC is the U.S. dollar.
       Translation         Certain assets (primarily inventories and property
                           and equipment) and liabilities and related income and expenses of HDC are remeasured into U.S. dollars at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are translated at the exchange rates in effect as of the balance sheet date, and income and expense items are translated at average exchange rates for the period. Remeasurement gains and losses are included in operations as they occur.

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

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Concentration of    Concentration of credit risk with respect to accounts
       Credit Risks        receivable is limited due to the large number of
                           customers comprising the Company's customer base.
                           Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The
                           Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

                           The Company reviews the carrying values of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During the fourth quarter of fiscal 1999, the Company recorded impairment losses related to its goodwill and certain equipment (see Notes 6, 7 and 13).

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

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.   SIGNIFICANT
     ACCOUNTING
     POLICIES
     (Continued)

     Goodwill Goodwill resulting from the excess of cost over fair value of net assets acquired has been amortized on a straight-line basis over 15 years through September 30, 1999. Beginning in fiscal 1999, the remaining carrying value of goodwill at September 30, 1999 of $253,874, which is net of a $1,000,000 impairment write-down (see Note 7), is being amortized on a straight-line basis over 5 years, based on the Company's re-evaluation of the estimated useful life of the goodwill.

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

     Fair Value of         The carrying amounts of cash, accounts receivable,
     Financial             accounts payable and accrued expenses approximate
     Instruments           fair value because of the short-term nature of these
                           items. The current fair value of the subordinated note payable and the senior subordinated secured convertible notes closely approximates carrying value.

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

     Advertising           The Company expenses advertising costs as incurred.
                           Advertising expense was approximately $15,000 and $76,000 in fiscal 2000 and 1999, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Stock Options       The Company follows the provisions of Statement of
                           Financial Accounting Standard No. 123 ("SFAS No.
                           123"), "Accounting for Stock-Based Compensation" for options granted to employees. The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and net income (loss) per basic and diluted share of common stock on a pro forma basis.

       Net Income (Loss)   The Company follows Statement of Financial Accounting
       Per Share of        Standards No. 128 ("SFAS No. 128"), "Earnings per
       Common Stock        Share." Under SFAS No. 128, basic earnings per share
                           excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income
                           (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

                           Common share equivalents outstanding at September 30, 2000 and 1999 were not included in the denominator for diluted income per share as their effect was antidilutive.

       Research and        All costs incurred to establish the technological
       Development Costs   feasibility of products are considered research and
                           development costs, which are charged to expense as incurred.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       New Accounting      In June 1998, the Financial Accounting Standards
       Pronouncement       Board issued SFAS No. 133, "Accounting for Derivative
                           Instruments and Hedging Activities" ("SFAS No. 133").
                           SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction.
                           For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                           Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                           In March 2000, the FASB issued interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


       New Accounting      In December 1999, the Securities and Exchange
       Pronouncements      Commission ("SEC") issued Staff Accounting Bulletin
                           No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning October 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

                           In November 2000, the FASB Emerging Issues Task Force
                           (EITF) issued a consensus that requires the remeasurement of original issue discount on debt securities with characteristics similar to the securities issued by the Company in the private placement completed in May 2000. The Company is currently reviewing the impact in the financial statements of adopting this EITF consensus and believes that such adoption will increase the original issue discount by approximately $1,163,000 and will result in additional interest expense over the remaining repayment term of the convertible debt security. Upon completion of its review, the Company will record any change in the original issue discount, with a corresponding cumulative adjustment to interest expense, in the first quarter of 2001.


3.     BUSINESS            On July 23, 1999, the Company sold all of the
       ACQUISITIONS        outstanding common stock of CPI to ZeptoMetrix
       AND DIVESTITURES    Corporation for $800,000 in cash, resulting in a gain
                           of $1,489. Included in the accompanying statements of operations for fiscal 1999 are CPI revenues of approximately $744,000 and CPI net losses of approximately $(134,000).

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3.     BUSINESS            On September 1, 1998, the Company acquired certain
       ACQUISITIONS        assets, primarily accounts receivable, inventory,
       AND DIVESTITURES    equipment and certain intellectual property, and
       (Continued)         assumed certain liabilities related to the Analyst(R)
                           product line of Dade Behring, Inc. for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. On September 1,
                           2000 the Company was in default of this note and did not make the required principal payment. The present value of the note was $1,250,000 and $1,163,130 at September 30, 2000 and 1999, respectively. At
                           September 30, 2000, the Company owed Dade Behring the
                           $1,250,000 note payable, and in conjunction with a restructured purchase agreement dated June 6, 2000, an additional amount of $158,000. The Company had accounts receivable of $200,000 from Dade Behring. On
                           November 9, 2000, the Company reached an agreement with Dade Behring that provided for the settlement of the $1,250,000 note payable. This settlement called for a payment of $800,000 in cash, a reduction of the outstanding note payable balance by the amount receivable, a reduction of the additional amount by $11,000, a new note for $397,000 and 100,000 shares of Hemagen common stock in lieu of penalties. As part of this agreement, Dade Behring waived the remaining penalties due under the prior agreement. The note for $397,000 provides for interest to accrue at the rate of 10% per annum, 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002.
                           The common shares were estimated to have a value of $100,000 based on the market price. The Company recorded the market value of the common shares as accrued expense and interest expense in 2000. Under this agreement, Dade Behring continues to provide production services to the Company.

3.     RELATED PARTY       William P. Hales, Redwood Holdings, Inc. and certain
       TRANSACTIONS        of its employees, namely Jerry L. Ruyan, Thomas A.
                           Donelan, and Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors. Following the delivery of consents, the matter was settled pursuant to a Settlement Agreement entered into September 30, 1999.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


       Related Party       As part of the Settlement Agreement four of Hemagen's
       Transactions        six directors resigned and were replaced by Jerry L.
       (Continued)         Ruyan, William P. Hales, Thomas A. Donelan, and
                           Christopher P. Hendy. The new Board of Directors then elected Jerry L. Ruyan as Chairman and CEO and
                           William P. Hales as President. Also as part of the Settlement Agreement, the four new directors purchased from the previous management of the Company all of management's shares totaling 777,801 shares at a price approximating market.

                           On October 1, 1999, the Company entered into a consulting agreement with two outside directors, Thomas A. Donelan and Christopher P. Hendy, for consulting services to be provided to the Company with respect to general corporate or strategic matters for a period of one year ended September 30, 2000. As of September 30, 2000, the Company had incurred $226,500 in consulting fees of which $183,600 was accrued for Thomas A. Donelan and Christopher P. Hendy.


5.     INVENTORIES         Inventories consist of the following:

                           September 30,                                  2000                     1999
                           ----------------------------- ---------------------------- ----------------------------

                           Raw materials                            $2,886,126               $1,802,960
                           Work-in-process                             371,845                  897,813
                           Finished goods                            2,128,497                4,266,106
                           ----------------------------- ---------------------------- ----------------------------
                                                                     5,386,468                6,966,879

                           Less reserves                             1,198,306                1,301,973
                           ----------------------------- ---------------------------- ----------------------------
                                                                    $4,188,162               $5,664,906
                           ----------------------------- ---------------------------- ----------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


6.     PROPERTY AND        Property and equipment consist of the following:
       EQUIPMENT

                           September 30,                                          2000                   1999
                           ----------------------------------------- ---------------------- ----------------------

                           Furniture and equipment                          $7,578,744             $7,250,195
                           Leasehold improvements                              664,241                639,018
                           ----------------------------------------- ---------------------- ----------------------

                                                                             8,242,985              7,889,213
                           Less accumulated depreciation
                             and amortization                                5,163,515              4,116,063
                           ----------------------------------------- ---------------------- ----------------------

                                                                            $3,079,470             $3,773,150
                           ----------------------------------------- ---------------------- ----------------------

                           Depreciation and amortization expense relating to property and equipment was approximately $1,050,000 and $1,230,000 for the years ended September 30, 2000 and 1999, respectively.

                           During the fourth quarter of fiscal 1999, the Company wrote down the carrying value of certain equipment held by customers based on the determination that the carrying value of the equipment exceeds the estimated undiscounted future operating cash flows that will be generated by the equipment. A charge of $146,867 for the estimated impairment of the equipment is included in other operating costs in the accompanying consolidated statements of operations for fiscal 1999 (see Note 13).

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.     OTHER ASSETS        Other assets consist of the following:

                           September 30,                                          2000                   1999
                           ----------------------------------------- ---------------------- ----------------------

                           Goodwill, net of accumulated
                             amortization of $432,388 and
                             $381,613 for 2000 and 1999,
                             respectively                                     $203,099             $  253,874

                           Loan fees, net of accumulated
                             amortization of $10,658 for
                             2000                                               95,923                      -

                           Deposits                                             22,190                      -
                           ----------------------------------------- ---------------------- ----------------------

                                                                              $321,212             $  253,874
                           ----------------------------------------- ---------------------- ----------------------


8.     ACCOUNTS PAYABLE
       AND ACCRUED
       EXPENSES
                           Accounts payable and accrued expenses include the following:

                           September 30,                                          2000                   1999
                           ----------------------------------------- ---------------------- ----------------------

                           Accounts payable - trade                           $862,299             $1,035,642
                           Accrued closure provision
                           (Note 13)                                           878,906                      -
                           Accrued professional fees                           323,094                276,617
                           Accrued vacation                                    123,785                 81,903
                           Accrued royalties                                   242,876                118,793
                           Accrued other                                       395,613                354,645
                           Accrued severance (Note 13)                               -                251,559
                           ----------------------------------------- ---------------------- ----------------------

                                                                            $2,826,573             $2,119,159
                           ----------------------------------------- ---------------------- ----------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.     DEVELOPMENT         The Company entered into an agreement under which the
       AND LICENSE         Company obtained exclusive proprietary rights to
       AGREEMENTS          certain patents, licenses and technology to
                           manufacture, market and sell certain products. Under the agreement, the Company is obligated to make quarterly royalty payments based on a percentage of sales of the defined products through August 31, 2004.

                           In addition, the Company entered into a sublicense agreement whereby two license agreements related to certain Analyst(R) products were transferred to the Company. These license agreements, which contain provisions for royalty obligations based on production and net sales of certain products, expire in March 2000 and May 2005. Royalty expense recorded under the royalty agreement and the sublicense agreement amounted to approximately $201,000 and $295,000 in fiscal 2000 and 1999, respectively.


10.    REVOLVING           In August 1998, the Company obtained a revolving line
       LINE OF CREDIT      of credit with a bank for the purpose of purchasing
                           the Analyst(R) product line. Under the terms of the Revolving Credit Agreement (the "Agreement"), the maximum available loan commitment, which was $4,250,000 at September 30, 1999, is reduced by $187,500 each quarter through August 31, 2001 (the termination date of the revolving line of credit).
                           Outstanding borrowings, which were due upon demand, were collateralized by the assets of the Company and its subsidiaries. The Agreement provided for monthly interest payments at either the bank's prime lending rate (8.5% at September 30, 1999) plus .25% or the London Interbank Offered Rate ("LIBOR") plus 2.25%.
                           The Agreement required compliance with various covenants including leverage ratio, debt service coverage, minimum profitability and maximum capital expenditures. The Company was not in compliance with these covenants at September 30, 1999. Outstanding borrowings under the revolving line of credit amounted to $3,169,589 at September 30, 1999. On
                           April 20, 2000, the Company repaid the revolving line of with proceeds from a private placement offering.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.    PRIVATE PLACEMENT   On May 24, 2000, the Company completed a private
       OFFERING            placement offering with net proceeds of $6,025,524.
                           The offering consisted of units of senior subordinated convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

                           The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of these notes is $6,315,000. As of September 30, 2000, the unamortized discount is $5,046,697. The Company estimated the fair value of these warrants using the following assumptions: dividend yield of 0%, expected volalility of 79.59% and a risk free rate of approximately 6.51%.

                           The senior subordinated secured convertible notes are convertible into shares of the Company's common stock at a conversion price of $2.50 per share. On the last day of the sixth month following the effectiveness of the registration statement, the conversion price shall be adjusted to equal the lesser of $2.50 per share or the average closing bid price for the common stock as reported by the Nasdaq SmallCap Market for the twenty trading days prior to the last day of the sixth month following the effectiveness of the registration statement, but not less than $2.00 per share. The Company may force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the full face value of the notes plus accrued and unpaid interest.

                           The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001 through April 30, 2002. In conjunction with the sale of the units, 2,526,000 warrants were issued. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840 in aggregate. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           The offering provided for the issue of 1,184,200 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was issued 75,800 shares at a value of $115,216.


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


       Common Stock        At September 30, 2000, the following warrants were
       Purchase            outstanding:
       Warrants

                                                              September 30, 2000
                                            --------------------------------------------------------
                                                              Exercise Price              Expiration
                                            Shares               Per Share                   Date
                           --------------------------------------------------------------------------------------

                                         2,595,755                  $2.75           February 28, 2001
                                         2,601,800                   2.75           April 30, 2002
                           --------------------------------------------------------------------------------------

                           Total         5,197,555
                           --------------------------------------------------------------------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Common Stock        During fiscal 2000, warrants for the purchase of
       Purchase            99,500 shares at a purchase price of $2.75 per share
       Warrants            were exercised. In fiscal 2000, warrants for the
       (Continued)         purchase of an aggregate of 87,000 shares of common
                           stock at prices ranging from $2.00 to $2.50 expired. In fiscal 1999, warrants for the purchase of an aggregate of 559,052 shares of common stock at prices ranging from $2.75 to $3.25 expired.

                           In connection with a 1996 private placement offering, the Company issued 2,595,755 warrants expiring February 28, 2001 and 269,526 Placement Agent Warrants, which expired on February 28, 1999.

       Stock Options       The 1992 Stock Option Plan, as amended, provides for
                           the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company). The Board, at the request of any optionee, may convert incentive stock options that have not been exercised at the date of conversion into nonqualified stock options. Outstanding options that were fully vested under the Plan were 150,150 and 477,175 at September 30, 2000 and 1999, respectively, at prices ranging from $1.20 to $2.19.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options       In conjunction with the closure and wind down of the
       (Continued)         Waltham, Massachusetts facility (more fully described
                           in Note 13) an employee stock option pool of 190,000 shares was established. This pool provides an aggregate of 190,000 options to purchase 190,000 shares of the Company's common stock at an exercise price of $2.00. This pool will be shared equally among the Waltham-based employees that remain with the Company until they are terminated by the Company upon the closure of the Waltham, Massachusetts facility. The options, which were not issued under the Plan, expire on January 15, 2004 and become exercisable on January 15, 2001.


                           On September 30, 1999, the Company's Board of Directors awarded options to the Company's President and certain directors to purchase an aggregate of 1,732,014 shares of the Company's common stock at an exercise price of $1.36 per share which represented the fair value of the common stock at that date. The director's options were granted to Redwood Holdings, Inc. which is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners are Jerry Ruyan (49.9%), Thomas A. Donelan (24.9%), and Christopher P. Hendy (24.9%). The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain members of the Company's senior management and Board of Directors (see Note 13). The options, which were not issued under the Plan, expire on September 30, 2009 and become exercisable on March 31, 2001. In the event that the market value of the Company's common stock exceeds $5.00 per share for 20 consecutive days prior to March 31, 2001, or a change in control, as defined, the options become immediately exercisable.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options       Changes in all options outstanding are summarized as
       (Continued)         follows:

                                                                                                    Weighted -
                                                                                                      Average
                                                                                                     Exercise
                                                                                 Shares                Price
                           --------------------------------------------------------------------------------------

                           BALANCE, September 30, 1998                           566,925                  1.64

                              Granted                                          1,874,014                  1.38
                              Cancelled or expired                              (231,750)                 1.65
                           --------------------------------------------------------------------------------------

                           BALANCE, September 30, 1999                         2,209,189                 $1.42

                              Granted                                            475,000                  1.59
                              Exercised                                         (226,700)                 1.50
                              Cancelled or expired                              (170,325)                 1.53
                           --------------------------------------------------------------------------------------

                           BALANCE, September 30, 2000                         2,287,164                 $1.44
                           --------------------------------------------------------------------------------------


                           As of September 30, 2000, options for 150,150 shares were exercisable at prices ranging from $1.20 to $2.19 per share.

                           The following table summarizes information about stock options outstanding at September 30, 2000:

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options
         (Continued)

                                                 Options Outstanding
                                                 -------------------
                                                                            Weighted-
                                                                             Average
                                                       Number               Remaining
                                                   Outstanding at          Contractual            Weighted
                            Range of Exercise       September 30,              Life               Average
                                  Prices                2000                 (years)           Exercise Price
                           --------------------- --------------------- -------------------- ---------------------
                                  2.19                   64,150              1.6                   $2.19
                                  2.00                  206,000              3.4                    2.00
                                  1.75                    8,000              2.0                    1.75
                                  1.05                  100,000              4.7                    1.65
                                  1.50                   10,000              4.8                    1.50
                                  1.38                   10,000              5.0                    1.38
                                  1.36                1,732,014              9.0                    1.36
                                  1.20                   77,000              2.3                    1.20
                                  1.00                   30,000              4.3                    1.00
                                   .97                   50,000              4.3                    0.97
                           --------------------- --------------------- -------------------- ---------------------

                              $0.97 to $2.19          2,287,164              7.7                   $1.44
                           --------------------- --------------------- -------------------- ---------------------

                                                            Options Exercisable
                                                            -------------------
                                Range of Exercise          Number Exercisable at            Weighted Average
                                     Prices                 September 30, 2000               Exercise Price
                           --------------------------- ------------------------------ ---------------------------

                                       $2.19                      64,150                        $2.19
                                        2.00                       1,000                         2.00
                                        1.75                       8,000                         1.75
                                        1.20                      77,000                         1.20
                           --------------------------- ------------------------------ ---------------------------
                                 $1.20 to $2.19                  150,150                        $1.66
                           --------------------------- ------------------------------ ---------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options       The Company accounts for its stock-based compensation
       (Continued)         plan using the intrinsic value method. Accordingly,
                           no compensation cost has been recognized for its stock option plan. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                           Years ended September 30,                                   2000                1999
                           --------------------------------------------------------------------------------------

                           Net income (loss)            As reported          $   (5,130,136)     $   (5,160,355)
                                                        Pro forma            $   (5,218,792)     $   (5,175,378)

                           Income (loss) per
                             common share:              As reported:
                                                          Basic                        (.53)               (.66)
                                                          Diluted                      (.53)               (.66)
                                                        Pro forma:
                                                          Basic                        (.54)               (.67)
                                                          Diluted                      (.54)               (.67)


                           In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: dividend yield of 0% for both years and expected volatility of 51.49% to 57.57% for 2000 and 45.8% for 1999, risk free rates ranging from 5.42% to 6.19% in 2000 and 4.45% to 5.77% in 1999, and expected lives of 5 years for 2000 and 1999. The weighted average fair value of options granted in fiscal 2000 and 1999 was $.66 and $.78 per share, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Rights        During fiscal 1999, the Company's Board of Directors
       Purchase            implemented a Stock Purchase Rights Agreement (the
       Agreement           "Agreement"). Under the Agreement, as amended, the
                           Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. Per a Board of Directors Resolution dated
                           September 30, 1999, William P. Hales, Jerry L. Ruyan,
                           Thomas A. Donelan, Christopher P. Hendy and Redwood
                           Holdings, Inc. are exempt under the Agreement. The rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights.

       Reserved Shares     At September 30, 2000, the Company has reserved
                           13,205,059 shares of common stock for issuance upon exercise of outstanding common stock options, warrants and purchase rights.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13.    OTHER OPERATING
       COSTS               Other operating costs consist of the following:

                           Years ended September 30,                              2000                   1999
                           ----------------------------------------- ---------------------- ----------------------

                           Severance pay related to facility
                             closure                                          $361,361               $251,559
                           Charges related to equipment and
                             leasehold improvement
                             provisions required for facility
                             closure                                           191,111                      -
                           Charge for impairment of
                             goodwill (Note 7)                                       -              1,000,000
                           Charge for impairment of
                             equipment and leasehold
                             improvements (Note 6)                                   -                146,867
                           Other charges related to facility
                             closure                                           326,434                      -
                           Charges related to proxy contest                          -                544,851
                           ----------------------------------------- ---------------------- ----------------------

                                                                              $878,906             $1,943,277
                           ----------------------------------------- ---------------------- ----------------------


                           On April 19, 2000, the Company announced a plan to consolidate operations and close the Company's Waltham, Massachusetts facility. The facility had served as the corporate office in addition to the manufacturing facility for blood-banking and Elisa products. In conjunction with this plan to close the facility, the Company recorded charges for severance costs, write down of equipment and leasehold improvements, lease obligations and moving costs incurred to date. A provision of $361,361 has been recognized for severance payments required for those Waltham-based employees that will be terminated upon the closure of the facility. Charges of $191,111 were recognized to provide for the write off of equipment that will no longer be needed as a result of facility closure and leasehold improvements that will be abandoned.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13.    OTHER OPERATING     Other charges related to the closure of the Waltham,
       COSTS               Massachusetts facility were $326,434 and related
       (Continued)         primarily to a provision for remaining lease
                           obligations. Included in the total provision is $75,000 related to the estimated cost of returning the facility to its original condition. Management is currently negotiating with the landlord of the main facility and potential sub-tenants to assume this liability. These adjustments were recorded in the fourth quarter of fiscal 2000.

                           In connection with the closure of the Waltham facility management has decided to terminate a contract to provide diagnostic test kits to a major customer. This contract has a termination date of December 22, 2004. The customer has agreed in principle to release the Company from its obligations under this contract. The customer and its new contract manufacturer have agreed in principle to purchase the Company's inventory related to these products at a cost lower than the Company's cost. In 2000, the Company recorded an inventory reserve of approximately $48,000 related to the sale of this inventory. This adjustment was recorded in the fourth quarter of fiscal 2000.

                           During 1999, in connection with a consent solicitation that resulted in the replacement of certain members of the Company's senior management and Board of Directors, the Company recorded charges of $544,851, which consist primarily of professional fees incurred, and an additional $251,559 of severance pay for former senior management. The above charges were recorded in the fourth quarter of fiscal 1999. Also, during the fourth quarter of fiscal 1999, the Company recorded an inventory reserve of approximately $1,078,000 resulting from management's decision to discontinue a specific product and from the identification of certain products that are expected to expire before they can be sold. This fourth quarter adjustment is included in cost of product sales in the accompanying consolidated statements of operations for fiscal 1999.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


14.    INCOME TAXES        Domestic and foreign income (loss) before income
                           taxes and minority interest in net income (loss) of consolidated subsidiary are as follows:

                           Years ended September 30,                               2000               1999
                           --------------------------------------------------------------------------------

                           Domestic                                        $ (5,147,118)      $ (4,886,024)
                           Foreign                                               16,982           (274,331)
                           --------------------------------------------------------------------------------

                                                                           $ (5,130,136)      $ (5,160,355)
                           --------------------------------------------------------------------------------


                           The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

                           Years ended September 30,                               2000               1999
                           ---------------------------------------------------------------------------------

                           Federal tax (credit) at statutory rate          $ (1,744,247)      $ (1,754,521)
                           Operating loss generating no
                             current tax benefit                              1,744,247          1,754,521
                           ---------------------------------------------------------------------------------

                                                                           $          -       $          -
                           ---------------------------------------------------------------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           Deferred tax assets (liabilities) are comprised of the following:

                           September 30,                                              2000               1999
                           ------------------------------------------------------------------------------------

                           Net operating loss carryforwards                  $   3,502,000      $   2,539,000
                           Inventory reserve                                       396,000            443,000
                           Research and development and
                             investment tax credit carryforwards                   106,000            100,000
                           Closure Provision                                       247,000                  -
                           Other                                                    70,000            141,000
                           ------------------------------------------------------------------------------------

                           Total deferred tax assets                             4,321,000          3,223,000

                           Deferred tax asset valuation
                             allowance                                          (4,321,000)        (3,223,000)
                           ------------------------------------------------------------------------------------

                           Net deferred tax assets                           $           -      $           -
                           ------------------------------------------------------------------------------------


                           The Company has provided a valuation allowance equal to 100% of the total deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

                           At September 30, 2000, the Company has approximately $10,300,000, $7,732,000 and $716,000 of federal, state, and foreign net operating losses, respectively, available to offset future taxable income, which expire on various dates through 2020. At September 30, 2000, the Company has $106,000 of federal research and development tax credit carryforwards and $62,000 of state research and development and investment tax credit carryforwards available to offset future income taxes payable, which expire on various dates through 2010. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


15.    NET INCOME          The Company follows Statement of Financial Accounting
       PER SHARE OF        Standards No. 128 ("SFAS No. 128"), Earnings per
       COMMON STOCK        Share, issued by the Financial Accounting Standards
                           Board. Under SFAS No. 128, the basic and diluted net earnings per share of common stock for the years ended September 30, 2000 and 1999 is computed by dividing the net income by the weighted average number of common shares outstanding during the period.

                           The weighted average number of common shares outstanding is summarized as follows:

                           September 30,                                               2000                1999
                           --------------------------------------------------------------------------------------

                           Denominator for basic income
                              per share:
                              Weighted average common
                                shares outstanding                                8,587,739           7,780,123
                           Potential dilative common shares
                              Stock options                                               -                   -
                              Stock warrants                                              -                   -
                           --------------------------------------------------------------------------------------

                           Denominator for diluted income
                             per share                                            8,587,739           7,780,123
                           --------------------------------------------------------------------------------------


                           The following table summarizes securities that were outstanding as of September 30, 2000 and 1999 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                           September 30,                                               2000                1999
                           --------------------------------------------------------------------------------------

                           Stock options                                          2,287,164             192,025
                           Stock warrants                                         5,197,555           3,051,781

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16.    SIGNIFICANT SALES   In fiscal 2000 and 1999, the Company derived revenues
       AND CONCENTRATION   from a single customer totaling approximately
       OF CREDIT RISK      $1,531,000, and $4,518,000, respectively, which was
                           14% and 31% of total sales, respectively. Revenues derived from export sales amounted to approximately
                           $4,492,000, or 41% of total sales, in 2000 and $4,605,000, or 32% of total sales, in 1999. Export sales to Europe were approximately $2,014,000, or 18% of total sales, in 2000 and $2,139,000, or 15% of total sales, in 1999. Export sales to South America were approximately $1,321,000, or 12% of total sales, in 2000 and $1,647,000, or 15% of total sales, in 1999.


17.    SEGMENT             The Company considers its manufactured  kits, tests
       INFORMATION         and instruments as one operating segment, as defined
                           under Statement of Financial Accounting Standards No.
                           131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information."


                                                                 United
                           Origin of revenues                    States             Brazil        Consolidated
                           -------------------------------------------------------------------------------------

                           SEPTEMBER 30, 2000:
                              Revenues                       $9,952,578         $1,043,026        $  10,995,604
                              Long-lived assets               3,325,585             75,097            3,400,682
                           -------------------------------------------------------------------------------------


                           SEPTEMBER 30, 1999:
                              Revenues                     $ 13,460,401        $ 1,128,338        $  14,588,739
                              Long-lived assets               3,875,322            151,702            4,027,024
                           -------------------------------------------------------------------------------------



18.    COMMITMENTS         The Company leases certain office and manufacturing
                           facilities under noncancelable operating leases expiring through 2007. In addition, the Company leases an office and manufacturing facility under a cancelable operating lease that has no future minimum rental commitments. Future minimum lease commitments under the noncancelable operating leases are approximately as follows:

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


18.    COMMITMENTS
       (Continued)

       Leases

                           Years ending September 30,
                           --------------------------------------------------------------
                           2001                                   $  506,915
                           2002                                      449,459
                           2003                                      143,850
                           2004                                      145,563
                           2005                                      152,413
                           Thereafter                                282,563
                           ---------------------------------- ---------------------------

                                                                  $1,680,763
                           ---------------------------------- ---------------------------

                           Rent expense approximated $585,000 and $570,000 in 2000 and 1999, respectively.


       Retirement Plan     The Company maintains a defined contribution
                           retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The Company's contributions to the Plan amounted to approximately $67,000 and $100,000 in fiscal 2000 and 1999, respectively.


       Minimum Purchase    During 1999, the Company entered into an agreement
       Obligation          whereby it is required to purchase a minimum amount
                           of products from a supplier. At September 30, 2000, the Company is obligated to purchase at least
                           $437,500 in product at prevailing market prices before August 1, 2001.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
18.    COMMITMENTS
       (Continued)


       Employment          In May 1999, the Company entered into employment
       Contracts           agreements with certain key executives. As of
                           September 30, 2000, one of the agreements is still in effect. The agreement provides for an initial two-year term, with an aggregate base salary of $110,000 for fiscal 2001 and performance bonuses, as defined. Upon expiration of the initial two-year term, the agreement automatically renews for a successive two-year period unless written notice of non-renewal is tendered by either the executives or the Company six months prior to the scheduled expiration date. The Company has tendered this notice of non-renewal for fiscal 2001 and the contract will expire in May 2001. The agreements further provide that, in the event the Company terminates the executives for defined reasons, the Company would be obligated to make one-time severance payments equal to the executives' annual base salaries.

19.    SUPPLEMENTAL
       DISCLOSURE OF CASH
       FLOWS INFORMATION

                           September 30,                                               2000                1999
                           --------------------------------------------------------------------------------------

                           Cash paid for interest                            $      402,192      $      353,256
                           Disclosure of non-cash investing
                             and financing activities:
                               Fair value of warrants issued
                                 to non-employees                                   486,344                   -

                           --------------------------------------------------------------------------------------