Form 10QSB
period 2000-12-31
HEMAGEN DIAGNOSTICS INC
filed 2001-02-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 PR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                                   Commission File Number 1-11700
December 31, 2000

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

           Delaware                                                                                           04-2869857
(State of Organization)                                                                 (I.R.S. Employer Number)

9033 Red Branch Road, Columbia, Maryland 21045-2105

(Address of principal executive offices, Zip Code)

(443) 367 5500

(Issuer's telephone number, including area code)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                               No_____

As of December 31, 2000, the issuer had 9,697,662 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1. Financial Statements

                       Consolidated Balance Sheets;                          2
                       December 31, 2000 and
                       September 30, 2000

                       Consolidated Statements                               4
                       Of Operations; three months ended
                       December 31, 2000 and 1999

                       Consolidated Statements                               5
                       Of Cash Flows; three months
                       Ended December 31, 2000 and 1999

                       Notes to Consolidated                                 6
                       Financial Statements

          Item 2.      Management's Discussion and                          11
                       Analysis of Financial
                       Condition and Results of
                       Operations

PART II.  OTHER INFORMATION

          Item 5.      Other Information.                                   17

          Item 6.      Exhibits and Reports on Form 8-K.                    19

PART I   Financial Information

Item 1.  Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   December 31,   September 30,
                                                     2000             2000
                                                  -------------   --------------
ASSETS

Current Assets:
    Cash and cash equivalents                      $   740,400      $ 1,460,446
    Accounts receivables,
      less allowance for doubtful
      accounts of $599,000 and
      $598,000 at December 31, 2000
      and September 30, 2000, respectively           1,673,413        1,704,481
    Inventories                                      3,963,659        4,188,162
    Prepaid expenses and other current assets          131,541          177,376
                                                  ------------      ------------
            Total current assets                     6,509,013        7,530,465

Property and Equipment:
    Fixed assets                                     8,242,986        8,242,985
    Less accumulated depreciation                    5,383,477        5,163,515
                                                  ------------      ------------
                                                     2,859,509        3,079,470

Other assets                                           282,290          321,212
                                                  ------------      ------------
                                                   $ 9,650,812      $10,931,147
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    December 31,   September 30,
                                                       2000            2000
                                                   -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current portion of subordinated
   note payable (Note C)                           $    128,767    $  1,050,000
 Accounts payable and accrued expenses                2,306,583       2,826,573
 payable and accrued expenses
 Deferred revenue                                       115,598         122,069
 Customer Deposits                                       32,020          81,239
                                                    -----------    -------------
     Total Current Liabilities                        2,582,968       4,079,881

Subordinated note payable (Note C)                      249,066              --
Senior subordinated secured
  convertible notes, net of
  unamortized discount of
  $4,980,645 and $5,046,697
  at December 31, 2000 and
  September 30, 2000, respectively (Note E)           1,334,355       1,268,303
                                                    -----------    --------------
     Total liabilities                                4,166,389       5,348,184

Stockholders' Equity:
  Preferred stock, no par value -
    1,000,000 shares authorized;
    none issued                                              --              --
  Common stock, $.01 par value -
    30,000,000 shares authorized;
    issued and outstanding:
    9,797,890 and 9,697,890 at
    December 31, 2000 and
    September 30, 2000, respectively                     97,978          96,978
  Additional paid-in capital                         20,466,151      19,236,767
  Accumulated deficit                               (14,984,069)    (13,655,145)

  Less treasury stock at cost;
    100,000 shares at December 31,
    2000 and September 30, 2000,
    respectively                                        (89,637)        (89,637)
  Less receivable from stockholders                      (6,000)         (6,000)
                                                    -----------   --------------
      Total stockholders' equity                      5,484,423       5,582,963
                                                    -----------   --------------

                                                   $  9,650,812   $  10,931,147
                                                    ===========   ==============

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                          December 31,
                                                   ----------------------------
                                                        2000          1999
                                                   -------------- -------------

Revenues:
  Product sales                                    $ 2,971,134   $ 2,659,576

Costs and expenses:
  Cost of product sales                              1,920,504     2,115,913
  Research and development                             109,121       179,319
  Selling, general
    and administrative                                 944,728       975,669
                                                   -----------   -----------
                                                     2,974,353     3,270,901
                                                   -----------   -----------
    Operating Loss                                      (3,219)     (611,325)

Other income (expenses), net                          (195,319)     (117,561)
                                                   -----------   -----------

  Net Loss before cumulative
    effect of a change in
    accounting principle                              (198,538)     (728,886)

Cumulative effect of a
  change in accounting principle                    (1,130,384)            --
                                                   -----------   -----------

    Net loss                                       $(1,328,922)   $ (728,886)
                                                   ===========    ==========

Net Loss per share -
  before cumulative effect  of
  a change in accounting
  in accounting principle -
  basic (Note B)                                   $     (0.02)    $   (0.09)
                                                   -----------   -----------
Net loss per share - basic
  (Note B)                                         $     (0.14)    $   (0.09)
                                                   -----------   -----------
Net loss per share - assuming
  dilution (Note B)                                $     (0.14)    $   (0.09)
                                                   -----------   -----------

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         2000             1999
                                                     -------------    ----------
Cash flows from operating activities:
  Net loss                                           $ (1,328,922)    $(728,886)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       236,693       279,482
      Amortization of debt discount                        66,052        22,703
      Cumulative effect of accounting change            1,130,384
      Changes in operating assets and liabilities:
        Accounts and other receivables                     31,068      (107,632)
        Prepaid expenses and other current assets          68,025        81,328
        Inventories                                       224,503      (256,176)
        Accounts payable and accrued expenses            (419,992)      286,845
        Deferred revenue                                   (6,471)       (8,931)
        Customer deposits                                 (49,219)            -

       Net cash used by operating activities              (47,879)     (431,267)

Cash flows from investing activities:
  Purchase of property and equipment                            -      (202,276)

        Net cash used by investing activities                   -      (202,276)

Cash flows from financing activities:

  Net repayments of subordinated note payable            (672,167)            -
  Repayment of note payable                                     -       759,299

       Net cash (used) provided by
        financing activities                             (672,167)      759,299

       Net (decrease) increase in
        cash and cash equivalents                        (720,046)      125,756

Cash and cash equivalents at beginning of period        1,460,446       289,320

Cash and cash equivalents at end of period            $   740,400   $   415,076

                 See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on or about December 29, 2000.

In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company’s results of operations and changes in financial position for the three month period ended December 31, 2000. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B- NET INCOME PER SHARE

Earnings per share information is presented in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.”

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for basic and diluted computations.

                                                     Three months ended
                                                          December 31,
                                                   ------------------------
                                                      2000         1999
                                                   -----------  -----------
Basic shares                                        9,631,358    7,751,890
Effective of dilutive securities
  -options and warrants                                     -            -
Dilutive shares                                     9,631,358    7,751,890

Options and warrants to purchase 2,590,164 and 5,197,555 shares of common stock at prices ranging from $0.63 through $2.19 and $2.75, respectively, were outstanding during the three month period ended December 31, 2000. Options and warrants to purchase 2,206,364 and 2,999,781 shares of common stock at prices ranging from $0.97 through $2.19 and $2.00 through $2.75, respectively were outstanding during the three month period ended December 31, 1999. These shares were not included in the computation of diluted EPS because they are anti-dilutive. These options and warrants expire at various dates through 2009.

NOTE C- NOTE PAYABLE

On September 1, 1998, the Company acquired certain assets, primarily accounts receivable, inventory, equipment and certain intellectual property, and assumed certain liabilities related to the Analyst® product line of Dade Behring, Inc. for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. Prior to September 1, 2000, the Company requested Dade Behring to restructure the note. As a result of ongoing negotiations, the Company did not make the required principal payment and was therefore in default of the payment terms of the note on September 1, 2000. On November 9, 2000, the Company and Dade Behring agreed to restructure the $1,250,000 note payable, and a restructured purchase agreement dated June 6, 2000. In conjunction with the June 6, 2000 restructuring agreement an additional amount of $158,000 was owed to Dade Behring. The Company had accounts receivable of $200,000 from Dade Behring. On November 9, 2000, the Company reached an agreement with Dade Behring which provided for the settlement of the $1,250,000 note payable. This settlement called for a cash payment of $800,000, a reduction of the outstanding balance by the $200,000 receivable, the issuance of a new note for $397,000 and the issuance of 100,000 shares of Hemagen common stock. As part of this agreement, Dade Behring agreed to a $200,000 adjustment of the original purchase price, and waived all penalties due under the prior agreement. The note for $397,000 bears interest at the rate of 10% per annum, requires 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002. The common shares were estimated to have a value of $100,000 based on the market price. Under this agreement, Dade Behring continues to provide manufacturing services to the Company.

NOTE D- CHANGE IN ACCOUNTING PRINCIPLE

In November 2000, the FASB Emerging Issues Task Force (EITF) issued a consensus that requires the remeasurement of original issue discount on debt securities with characteristics similar to the senior subordinated secured convertible notes issued by the Company in the private placement completed in May 2000. The Company has adopted this consensus in the current period. This adoption resulted in an increase to the original issue discount by $1,130,384. In accordance with the consensus, this additional original discount was expensed in the current period and recognized as the cumulative effect of a change in accounting principle.

NOTE E- PRIVATE PLACEMENT OFFERING

On May 24, 2000, the Company completed a private placement offering with net proceeds of $6,025,524. The offering consisted of units of senior subordinated secured convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of these notes is $6,315,000. As of December 31, 2000, the unamortized discount is $4,980,645.

The senior subordinated secured convertible notes are convertible into shares of the Company’s common stock at a conversion price of $2.00 per Share. The Company may force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the face value of the notes plus accrued and unpaid interest.

In conjunction with the sale of the units, 2,526,000 warrants were issued. The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001, through April 30, 2002. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issue of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was issued 75,800 shares at a value of $115,216.

NOTE F- INCOME TAXES

No provision for income taxes has been accrued during fiscal 2001 or fiscal 2000 due to the availability of net operating loss carryfowards.

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company has not adopted the new standard to affect its financial statements.

In March 2000, the FASB issued interpretation No 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have any effect on the Company’s financial statements. In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin was effective for the year beginning October 1, 2000. The initial adoption of this guidance did not have a material impact on the Company’s results of operations or financial position; however, the guidance may impact the way in which the Company will account for future transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward looking statements because they involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products costs, difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company which develops, manufactures, and markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer (“The Analyst®”) used to measure important constituents in human and animal blood. The Company sells the Analyst® both directly and through distributors servicing both the physicians’ office laboratory and veterinary markets. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the State of Delaware in 1992.

Results of Operations

The Three Month Period Ended December 31, 2000
Compared to the Three Month Period Ended December 31, 1999.

Revenues for the three month period ending December 31, 2000 increased twelve percent (12%) to approximately $ 2,971,000 from approximately $2,660,000 for the same period ending December 31, 1999. This increase is primarily related to increased sales of approximately $264,000 at the Raichem division as a result of the rollout of the division’s contract with Roche Diagnostics that was signed in December 1999. Additionally, sales of the Analyst® product line increased by approximately $73,000 from the prior year.

Cost of product sales decreased nine percent (9%) to approximately $ 1,921,000 from approximately $ 2,116,000 despite the increase in sales for the same period. Cost of product sales as a percentage of sales decreased from 80% to 65%. This reduction of cost of sales mainly resulted from the impact of headcount reductions and cost savings efforts instituted by the Company. In fiscal 2000, the results for the quarter were negatively impacted by the costs to relocate the Analyst® production to the Company’s own facilities from Dade Behring. Prior to this relocation, the Company had been paying Dade Behring a significant fixed fee to provide Analyst® products to the Company.

Research and development expenses decreased thirty nine percent (39%) to approximately $109,000 from approximately $179,000, due to the full impact of workforce reductions that were made in the first quarter of fiscal 2000 and the elimination of consulting costs incurred in conjunction with the development of the Panels Plus Rotor to be used with the Analyst® instrument.

The Company is currently working to complete several research and development programs including:

  The development of additional consumables (rotors) for its Analyst® instrument. In the second fiscal quarter ending March 31, 2001, the Company expects to submit an application to the FDA to market its Panels Plus Rotor. The Panels Plus Rotor was re-configured to satisfy the Healthcare Finance Administration’s (HCFA) guidelines for reimbursement in the Physicians Office Lab (POL).

  The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.

  Development of a diagnostic test kit that will identify an AIDS marker that has been isolated by one of the co-discoverers of the HIV virus.

  The continuation of the development of additional assays and reagents to fill its clinical chemistry reagent product line sold under the RAICHEM label. Continuing efforts are directed at increasing the line of Serum Protein immunoassays (“SPIAs”) that will also be modified for use in the Analyst® system.

Selling, general and administrative (“SG&A”) expenses decreased to approximately $945,000 from approximately $976,000 (3%), due to reduced spending at the Company, particularly related to outside consulting and travel expense. These reductions have been partially offset by increased expenditures for sales and marketing.

Other expenses increased to approximately $195,000 from approximately $118,000 (66%). This increase is attributed to increased interest expense from the prior year. Interest expense for fiscal 2001 was $180,000 as compared to $100,000 in fiscal 2000. Total borrowings have increased from the prior year as a result of the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

The net loss before the cumulative effect of a change in accounting principle for the period was approximately $199,000 as compared to a net loss of approximately $729,000 in the prior period. This improvement from the prior year is attributed to a higher sales volume matched with reduced spending in fiscal 2001.

The net loss for the period increased by $600,000 to a loss of $1,329,000 in fiscal 2001 from a loss of $729,000 in fiscal 2000. The increase in the net loss is mainly attributed to the cumulative effect of a change in accounting principle that resulted in a one-time non-cash charge of $1,130,384 in the quarter ended December 31, 2000. The change in accounting principle was recognized as a result of a new accounting pronouncement regarding the accounting for the senior subordinated secured convertible notes issued in conjunction with the private placement offering completed in May 2000.

Liquidity and Capital Resources

During the first quarter of fiscal 2001, Hemagen used approximately $48,000 in cash to fund its operating activities. This use of cash resulted primarily from payment of trade payables and reductions in customer deposits of approximately $469,000 of cash. The reduction in inventory of approximately $225,000 offset this use of cash as did the approximate $104,000 of cash provided by operations, after adjusting the net loss for non-cash expenses (which consists principally of depreciation, amortization, and the cumulative effect of a change in accounting principle).

At December 31, 2000, Hemagen had $ 740,000 of unrestricted cash, working capital of $ 3,926,000 and a current ratio of 2.5 to 1.0. In the quarter ended December 31, 2000, Hemagen had no capital expenditures and has no major capital expenditures planned for the remainder of fiscal 2001.

Hemagen believes that cash flow from operations and cash on hand at December 31, 2000 will be sufficient to finance its operations and capital expenditures for fiscal 2001. Hemagen can give no assurance that it will have sufficient cash flow to finance operations. Additionally, over the next twelve months Hemagen may attempt to secure a traditional working capital revolving line of credit for up to $1 million. The senior secured subordinated convertible notes that were sold in the private placement provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing, or that, if obtained that such terms will be favorable to the Company.

Fiscal 2001 compared to Fiscal 2000

Cash used in operating activities decreased to approximately $48,000 used in fiscal 2001 from approximately $431,000 used in fiscal 2000. This reduction is attributed to a decrease in the net loss after adjusting for non-cash charges of $531,000 and to changes in working capital items in fiscal 2001 compared to fiscal 2000. Such changes include a $707,000 increase in the cash used to fund accounts payable, accrued expenses and customer deposits offset by a $481,000 and $139,000 reduction in the cash used to fund inventory and accounts receivable, respectively.

Cash used by financing activities totaled $672,000 in fiscal 2001 as compared to $759,000 provided in fiscal 2000. This increase in cash used is attributed to the $800,000 payment to Dade Behring made on November 9, 2000 to settle a promissory note and enter into a restructuring agreement to continue operations with Dade Behring (See Note C to Financial Statements). Offsetting the payment of $800,000 was cash provided by the issuance of a $397,000 note and the issue of 100,000 shares of the Company’s common stock. The note bears interest at 10% per year, requires monthly payments of approximately $12,800 and requires a balloon payment of approximately $134,000 due on November 15, 2002. The cash provided in fiscal 2000 represented additional borrowings under the Company’s revolving line of credit that was terminated and repaid on April 20, 2000.

Impact of Inflation

Domestic inflation during the last two fiscal years has not had a significant effect on the Company’s business activities. Translation and transaction gains and losses between the Company and its subsidiary in Brazil are expensed each period.

PART II - Other Information

Items 1 through 6:         Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

February 14, 2001

HEMAGEN DIAGNOSTICS, INC.
(Registrant)

/s/Jerry L. Ruyan
_____________________________________ Jerry L. Ruyan
Chief Executive Officer

/s/Deborah F. Ricci
_____________________________________ Deborah F. Ricci
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                                                                        Title

None.