Form 10QSB
period 2001-03-31
HEMAGEN DIAGNOSTICS INC
filed 2001-05-09
CIK 892822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware (State of Organization)	04-2869857 (I.R.S. Employer Number)

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

Yes    X                   No

As of March 31, 2001, the issuer had 9,707,790 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                   -----------

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets;
        March 31, 2001 and September 30, 2000                             1

        Consolidated Statements of Operations;
        three months and six months ended
        March 31, 2001 and 2000                                           3

        Consolidated Statements of Cash Flows;
        six months Ended March 31, 2001 and 2000                          4

        Notes to Consolidated Financial Statements                        5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of                                8
        Operations

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.                       14

Item 6. Exhibits and Reports on Form 8-K.                                14

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31,  September 30,
                                                           2001        2000
                                                       ----------- -------------
ASSETS

Current Assets:
      Cash and cash equivalents                        $   735,712   $ 1,460,446
      Accounts receivables, less allowance for
          doubtful accounts of $640,000
          and $598,000 at March 31, 2001
          and September 30, 2000, respectively           1,855,551     1,704,481
      Inventories                                        3,994,111     4,188,162
      Prepaid expenses and other current assets            124,560       177,376
                                                       -----------   -----------

              Total current assets                       6,709,934     7,530,465
                                                       -----------   -----------

Property and Equipment:
      Fixed assets                                       8,258,303     8,242,985
      Less accumulated depreciation                      5,610,385     5,163,515
                                                       -----------   -----------

                                                         2,647,918     3,079,470

Other assets                                               246,989       321,212
                                                       -----------   -----------

Total Assets                                           $ 9,604,841   $10,931,147
                                                       ===========   ===========

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  March 31,        September 30,
                                                    2001               2000
                                                -------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current portion of subordinated
    note payable (Note C)                        $    131,783    $  1,050,000
  Accounts payable and accrued expenses             2,253,023       2,826,573
  Customer deposits                                    32,020          81,239
  Deferred revenue                                    114,617         122,069
                                                 ------------    ------------

      Total Current Liabilities                     2,531,443       4,079,881
                                                 ------------    ------------

  Subordinated note payable (Note C)                  203,150            --
  Senior subordinated secured convertible
    notes, net of unamortized discount of
    $4,882,108 and $5,046,697 at
    March 31, 2001 and September 30, 2000,
    respectively (Note E)                           1,407,892       1,268,303
                                                 ------------    ------------

  Total Liabilities
                                                    4,142,485       5,348,184
                                                 ------------    ------------

Stockholders' Equity

  Preferred stock, no par value -
    1,000,000 shares authorized;
    none issued                                          --              --
  Common stock, $.01 par value -
    30,000,000 shares authorized; issued
    and outstanding: 9,807,790 and
    9,697,790 at March 31, 2001 and
    September 30, 2000, respectively                   98,078          96,978
  Additional paid-in capital                       20,636,333      19,236,767
  Accumulated deficit                             (15,176,418)    (13,655,145)

  Less treasury stock at cost; 100,000
    shares at March 31, 2001 and
    September 30, 2000, respectively                  (89,637)        (89,637)
  Less receivable from stockholders
                                                       (6,000)         (6,000)
                                                 ------------    ------------

  Total Stockholders' Equity                        5,462,356       5,582,963
                                                 ------------    ------------

Total Liabilities and Stockholders' Equity       $  9,604,841    $ 10,931,147
                                                 ============    ============

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended         Six Months Ended
                              ----------------------   ------------------------
                               March 31,   March 31,    March 31,    March 31,
                              ----------  ----------   -----------  -----------
                                 2001        2000          2001        2,000
                              ----------  ----------   -----------  -----------
Revenues:
  Product sales               $3,189,704  $2,604,080   $ 6,160,838  $ 5,263,656

Costs and expenses:
  Cost of product sales        2,175,559   2,429,432     4,096,063    4,545,345
  Research and development       100,427     127,724       209,548      307,043
  Selling, general
    and administrative           906,631     896,047     1,851,359    1,871,716
                              ----------  ----------   -----------  -----------

  Operating Income (Loss)          7,087    (849,123)        3,868   (1,460,448)

Other income (expenses), net    (199,436)   (104,330)     (394,755)    (221,891)
                              ----------  ----------   -----------  -----------

Net loss before cumulative
  effect of a change in
  accounting principle          (192,349)   (953,453)     (390,887)  (1,682,339)
                              ----------  ----------   -----------  -----------

Cumulative effect of a change
  in accounting principle           --          --      (1,130,384)        --
                              ----------  ----------   -----------  -----------

Net loss                      $ (192,349) $ (953,453)  $(1,521,271) $(1,682,339)
                              ==========  ==========   ===========  ===========

Net loss per share - Basic
  and Diluted before
  cumulative effect of a
  change in accounting
  principle                   $   (0.02)  $   (0.12)   $     (0.04) $    (0.22)
Cumulative effect of a change
  in accounting principle            -          -            (0.12)         -
                               --------- -----------   ------------ ------------

Net loss per share            $   (0.02)  $   (0.12)   $     (0.16) $    (0.22)
                               ========= ===========   ============ ============

Weighted Average Shares
  Outstanding - Basic
  and Diluted                 $9,707,213 $7,813,162    $ 9,668,656  $7,785,093
                               ========= ===========   ============ ============

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       Six Months Ended
                                                          March 31,
                                                -----------------------------
                                                    2001            2000
                                                ------------   --------------
Cash flows from operating activities:
  Net loss                                      $(1,521,271)   $(1,682,339)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 483,585        592,561
      Amortization of debt discount                 144,871             --
      Cumulative effect of a change
        in accounting principle                   1,130,384             --
      Changes in operating assets
        and liabilities:
        Accounts and other receivables             (151,070)      (169,943)
        Prepaid expenses and other
          current assets                             75,006        (14,782)
        Inventories                                 194,051        203,759
        Accounts payable and accrued expenses      (172,066)       484,908
        Deferred revenue                             (7,452)        17,888
        Customer deposits                           (49,219)            --
                                                 -----------    -----------

       Net cash provided by (used in)
         operating activities                       126,819       (567,948)
                                                 -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                   --         (274,540)
                                                 -----------    -----------

     Net cash used in investing activities             --         (274,540)
                                                 -----------    -----------

Cash flows from financing activities:
  Net repayments of subordinated
    note payable                                   (851,553)          --
  Net borrowings (repayments)
    of note payable                                    --          674,410
  Exercise of stock options                            --          271,312
                                                 -----------    -----------

    Net cash (used in) provided
      by financing activities                      (851,553)       945,722
                                                 -----------    -----------

    Net (decrease) increase in
      cash and cash equivalents                    (724,734)       103,234

Cash and cash equivalents at
  beginning of period                             1,460,446        289,320
                                                 -----------    -----------

Cash and cash equivalents
  at end of period                              $   735,712     $   392,554
                                                ===========     ===========

                 See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company’s 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B - NET INCOME PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended March 31, 2001 and March 31, 2000 and the six months ended March 31, 2001 and March 31, 2000. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 10,941,215 and 5,024,445 at March 31, 2001 and March 31, 2000, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE C - NOTE PAYABLE

On September 1, 1998 the Company acquired certain assets, primarily accounts receivable, inventory, equipment and certain intellectual property, and assumed certain liabilities related to the Analyst® product line of Dade Behring, Inc. for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. Prior to September 1, 2000 the Company was in negotiations with Dade Behring to restructure the note. On November 9, 2000 the Company and Dade Behring agreed to restructure the $1,250,000 note payable, and a restructured purchase agreement dated June 6, 2000. In conjunction with the June 6, 2000 restructuring agreement an additional amount of $158,000 was owed to Dade Behring and a receivable of $200,000 from Dade Behring was recorded.

On November 9, 2000, the Company reached an agreement with Dade Behring which provided for the settlement of the $1,250,000 note payable. This settlement called for a cash payment of $800,000, a reduction of the outstanding balance by the $200,000 receivable; issuance of a new note for $397,000, and the issuance of 100,000 shares of Hemagen common stock. As part of this agreement, Dade Behring agreed to a $200,000 adjustment of the original purchase price, and waived all penalties due under the prior agreement. The note for $397,000 bears interest at the rate of 10% per annum requires 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002. The common shares were estimated to have a value of $100,000 based on the market price. Under this agreement, Dade Behring continues to provide manufacturing services to the Company. As of March 31, 2001, $334,933 is owed on the restructured note.

NOTE D - CHANGE IN ACCOUNTING PRINCIPLE

In November 2000, the FASB Emerging Issues Task Force (EITF) issued a consensus that requires the remeasurement of original issue discount on debt securities with characteristics similar to the senior subordinated secured convertible notes issued by the Company in the private placement completed in May 2000. The Company adopted this consensus in the quarter ended December 31, 2000. This adoption resulted in an increase to the original issue discount by $1,130,384. In accordance with the consensus, this additional original discount was expensed in December 2000 and recognized as a cumulative effect of a change in accounting principle.

NOTE E - PRIVATE PLACEMENT OFFERING

On May 24, 2000, the Company completed a private placement offering of senior subordinated secured convertible notes in the amount of $6,315,000 with net proceeds of $6,025,524. The offering consisted of units of senior subordinated secured convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

The senior subordinated secured convertible notes mature on April 17, 2005 with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes (see Note D regarding change in Accounting Principle). The face value of the notes outstanding at March 31, 2001 is $6,290,000. As of March 31, 2001 the unamortized discount is $ 4,882,108.

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

In conjunction with the sale of the units 2,526,000 warrants were issued. The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001 through April 30, 2002. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issuance of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was issued 75,800 shares at a value of $115,216.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company, which develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. Hemagen also manufactures and sells “The Analyst®” an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood. The Company sells the Analyst both directly and through distributors servicing both the physicians’ office laboratories and veterinarians’ offices. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and went public in 1993.

Results of Operations

The Three Month Period Ended March 31, 2001
Compared to the Three Month Period Ended March 31, 2000

Revenues for the three-month period ending March 31, 2001 increased $586,000 to approximately $3,190,000 from approximately $2,604,000 for the same period ending March 31, 2000. This increase is primarily related to increased sales of approximately $348,000 at the Company’s Raichem division as a result of the rollout of the division’s contract with Roche Diagnostics. Additionally, sales of the Analyst product line increased by approximately $143,000 from the prior year. The Company also experienced an increase in revenues in its ELISA and IFA product lines.

On February 28, 2001, the Company terminated its contract manufacturing agreement with Carter Wallace, Inc. The final shipment of approximately $235,000 was made during the quarter. In fiscal 2000, sales to Carter Wallace under this Agreement were $986,000. The Company terminated this Agreement in conjunction with its initiative to eliminate unprofitable sales. The elimination of this contract manufacturing is expected to improve overall margins, despite reducing sales to Carter Wallace in the future.

Cost of product sales decreased ten percent (10%) to approximately $2,176,000 from approximately $2,429,000 in the same period last year despite the increase in sales for the applicable period. Cost of product sales as a percentage of sales decreased from 93% to 68%. This reduction of cost of sales mainly resulted from the impact of headcount reductions and cost savings efforts instituted by the Company including the recent closure of the Company’s facility located in Waltham, Massachusetts. During the three month period ended March 31, 2000, the results for the quarter were negatively impacted by the costs to relocate the Analyst production to the Company’s own facilities from those of Dade Behring. Prior to this relocation, the Company had been paying Dade Behring a significant fixed monthly fee to provide Analyst products to the Company. Additionally, the Analyst production levels had been minimal during the relocation and transition period.

Research and development expenses decreased two percent (2%) to approximately $100,000 from approximately $128,000, due to the elimination of consulting costs incurred in conjunction with the development of the Panels Plus Rotor to be used with the Analyst instrument.

The Company is currently working to complete several research and development programs including:

  The development of additional consumables (rotors) for its Analyst instrument. The Company has submitted an application to the FDA to market its Panels Plus Rotor. The Panels Plus Rotor was re-configured to satisfy the Healthcare Finance Administration’s (HCFA) guidelines for reimbursement in the Physicians Office Lab (POL). The Company will look to launch this product in the fourth quarter of 2001.

  The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.

  Development of a diagnostic test kit that will identify an AIDS marker that has been isolated by one of the co-discoverers of the HIV virus.

  The continuation of the development of additional assays and reagents to fill its clinical chemistry reagent product line sold under the RAICHEM label. Continuing efforts are directed at increasing the line of Serum Protein immunoassays (“SPIAs”) that will also be modified for use in the Analyst system.

Selling, general and administrative (“SG&A”) expenses increased to approximately $907,000 in the quarter ended March 31, 2001 from approximately $896,000 (1%) in the quarter ended March 31, 2000, due to increased expenditures for sales and marketing efforts. These expenditures mainly related to payroll, benefit and travel expenses.

Other expenses increased to approximately $199,000 in the quarter ended March 31, 2001 from approximately $104,000 (2%) in the prior period, attributed to increased interest expense. Interest expense for the three months ended March 31, 2001, was $185,000 as compared to $92,000 in the three months ended March 31, 2000. The increase is a result of the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

The net loss for the period was approximately $192,000 for the three months ended March 31, 2001 as compared to a net loss of approximately $953,000 in the prior period. This improvement from the prior period is attributed to a higher sales volume and a significant improvement in our cost of sales and gross margin. This improvement is a result of our closing of the Waltham, Massachusetts facility, movement of Analyst production to the facility in Columbia, Maryland and the efforts of management to improve the Company’s operations.

The Six Month Period Ended March 31, 2001
Compared to the Six Month Period Ended March 31, 2000

Revenues for the six month period ending March 31, 2001 increased to approximately $6,161,000 from approximately $5,264,000 (17%) for the same period ending March 31, 2000. This increase is attributed to approximately $612,000 of increased sales at the Company’s Raichem division as a result of a supply agreement reached with Roche Diagnostics in December 1999, which is still being ramped up at this time. Additionally, the Company’s Analyst product line has experienced sales increases of $216,000 as compared to the prior period. On February 28, 2001 the Company terminated its contract manufacturing agreement with Carter Wallace, Inc. See the comparison of the three month periods ended March 31, 2001 and 2000.

Cost of product sales decreased to approximately $4,096,000 from approximately $4,545,000 (10%), despite increased sales. As a percentage of sales, cost of product sales decreased to 67% from 86% of sales. This decrease is attributed to a reduction in overhead costs as compared to the prior period. In particular, the six months ended March 31, 2000 were burdened with the cost of relocating the Analyst product line from Dade Behring to the Company’s Columbia, Maryland, facility. Also, headcount reductions have been made from the prior year as a result of the Company’s relocation of its ELISA and Hemagglutination product lines from Waltham, Massachusetts, to Columbia, Maryland.

Research and development expenses decreased to $210,000 from $307,000 (32%) as a result of work force reductions and lower facility costs in this area. For a detail of current research and development projects see the comparison of the three month periods ended March 31, 2001 and 2000.

Selling, general and administrative expenses decreased to approximately $1,851,000 from approximately $1,872,000 (1%), due to reduced administrative expenses in fiscal 2001 offset by increased selling and marketing expenditures as compared to the prior period.

Other expenses increased to approximately $395,000 from approximately $222,000 (78%) during the same period last year. The increase is a result of higher interest expense associated with the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

Net loss before the cumulative effect of a change in accounting principle for the six months ended March 31, 2001 was $391,000 as compared to approximately $1,682,000 in the same period last year. This reduction is attributed to an increase in the sales volume and a significant improvement in cost of sales and gross profit associated with the closure of the Waltham, Massachusetts facility, the relocation of Analyst production to the Company’s Columbia, Maryland facility and management’s cost cutting efforts. These operational improvements were partially offset by an increase in interest expense.

In the first quarter of 2001, the Company recorded a cumulative effect of a change in accounting principle that resulted in a one-time non-cash charge of $1,130,000. The change in accounting principle was recognized as a result of a new accounting pronouncement regarding the accounting for the senior subordinated secured convertible notes issued in conjunction with the private placement offering completed in May 2000.

Liquidity and Capital Resources

During the first six months of fiscal 2001, earnings adjusted for non-cash charges provided cash of $238,000. Non-cash charges consists principally of depreciation, amortization, and the cumulative effect of a change in accounting principle. This positive cash generated was partially offset by a use of cash related to the change in working capital, which resulted in net cash provided from operating activities of $127,000.

At March 31, 2001, Hemagen had approximately $736,000 of unrestricted cash, working capital of approximately $4,178,000 and a current ratio of 2.6 to 1.0. At September 30,2000, the Company had working capital of approximately $3,451,000 and a current ratio of 1.8 to 1.0. During the six months ended March 31, 2001, Hemagen had no capital expenditures and has no major capital expenditures planned for the remainder of fiscal 2001.

Hemagen believes that cash flow from operations and cash on hand at March 31, 2001 will be sufficient to finance its operations and capital expenditures for the remainder of fiscal 2001. Hemagen can give no assurance that it will have sufficient cash flow to finance operations. Additionally, over the next twelve months Hemagen may attempt to secure a traditional working capital revolving line of credit. The senior secured subordinated convertible notes that were sold in the private placement provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing, or that, if obtained that such terms will be favorable to the Company.

Fiscal 2001 compared to Fiscal 2000

Cash provided by operating activities increased to approximately $127,000 for the six months ended March 31, 2001 as compared to approximately $568,000 of cash used in the six months ended March 31, 2000. This increase in cash provided resulted from $238,000 of cash provided from earnings adjusted for non-cash items as compared to $1,090,000 of cash used in the six months ended March 31, 2000 as a result of the net loss adjusted for non-cash charges in the six months ended March 31, 2000. This improvement in the cash provided was offset by an increase in the cash used to fund the change in working capital for the six months ended March 31, 2001. Such changes in working capital in the six months ended March 31, 2001 include a $706,000 increase in the cash used to fund accounts payable, accrued expenses and customer deposits as compared to the prior period.

Cash used by financing activities totaled $852,000 in the six months ended March 31, 2001 as compared to $946,000 provided in the six months ended March 31, 2000. This increase in cash used is attributed to payments made to Dade Behring Inc. in the six months ended March 31, 2001. The cash provided during the six months ended March 31, 2000 represented additional borrowings under the Company’s revolving line of credit that was terminated and repaid on April 20, 2000.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c)	On November 28, 2000, the Registrant issued 100,000 shares of common stock to Dade Behring Inc. as partial consideration of the settlement of the Restructuring Agreement dated November 9, 2000. The issuance of the security was exempt from registration from the Securities Act of 1933 pursuant to the exemption provided by section 4(2) of that Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: Exhibit A. Sales Termination Agreement with Carter Wallace dated February 28, 2001.

(b)	Reports on Form 8-K: 8-K Filed. March 23, 2001 Change in Registrant's Certifying Accountant 8-K Filed. April 12, 2001 Press release issued April 12, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

May 08, 2001 May 08, 2001	Hemagen Diagnostics, Inc. (Registrant) /s/Jerry L. Ruyan Jerry L. Ruyan Chief Executive Officer /s/Deborah F. Ricci Chief Financial Officer

EXHIBIT A

CARTER-WALLACE, INC.
1345 AVENUE OF THE AMERICAS
NEW YORK, N.Y. 10105

TEL: (212)339-5000 FAX: (212) 339-5100

February 26, 2001

Hemagen Diagnostics, Inc.
34-40 Bear Hill Road
Waltham, Massachusetts 02154-1002

      Hemagen Diagnostics, Inc. (hereinafter "Hemagen") has notified Carter-Wallace, Inc. (hereinafter "Carter") that it intends to close its Waltham, Massachusetts facility and that it therefore desires that Hemagen and Carter mutually agree to terminate the agreement between Hemagen and Carter dated December 22, 1994, as amended (the "Agreement"). Carter and Hemagen have agreed upon the following terms with respect to the amendment and termination of the Agreement:

  To the extent any provision in this letter conflicts with any provision of the Agreement, the provision in this letter shall control.

  Hemagen shall continue to fill all orders for the Products placed by Carter through December 15, 2000. Hemagen shall, as provided in subsection 6 of Article 3, ship said orders to CW within thirty (30) days after receipt of the order from CW, in accordance with the shipping instructions on purchase orders received by Hemagen from CW.

  Commencing October 1, 2000, Carter shall have the right to order and purchase the Products from parties other than Hemagen and to market, promote, distribute and sell such Products in the Territory.

  Within thirty (30) days of the execution of this letter Agreement, Carter will pay to Hemagen any amount outstanding still owed Hemagen for Products ordered by CW and delivered to CW prior to termination of the Agreement, provided that the Products delivered meet all appropriate specifications.

  By March 1, 2001, Hemagen shall deliver or have delivered to a party designated by Carter all of Carter’s equipment in Hemagen’s or its agents’ possession.

  Carter agrees to purchase the inventory of raw materials, intermediates, components, packaging and labeling as listed on and at the prices shown on Schedule A hereto. Hemagen warrants that all items listed on Schedule A hereto are usable in the manufacture of the Products and are fit for their intended use. Carter shall pay for such inventory within 30 days of its receipt and acceptance by Carter’s designated manufacturing partner.

  The parties agree that Clause #4 in Article 5 of the Amendment to the Agreement dated October 27, 1995 is deleted and shall no longer have any force or effect.

  Hemagen agrees to cease all use of and return to Carter by March 1, 2001 all confidential information provided by Carter to Hemagen relating to the Products, including without limitation, information relating to manufacture, testing and pricing of the Products. Hemagen agrees that notwithistanding the termination of the Agreement, subsection 1 of Article 10 of the Agreement shall remain in effect for a period of five (5) years from the date of termination of the Agreement.

  Hemagen and Carter agree that Articles 4 and 13 of the Agreement shall survive termination of the Agreement. Furthermore in the event that before or after termination of the Agreement any of the Products are found to be defective and as a result of termination of the Agreement or for any other reason Hemagen will not be able to replace the defective Products, in addition to all other rights and remedies Carter may have, Hemagen shall promptly reimburse Carter its cost of such defective Products.

  As provided in the letter agreement between Carter and Hemagen dated January 26, 1999, Hemagen agrees to repay to Carter by March 1, 2001 the unrepaid balance of the $500,000 advance outstanding on December 31, 2000. At Carter’s option it may allow Hemagen to credit the unrepaid balance of the $500,000 advance outstanding on December 31, 2000 against inventory purchased by Carter in accordance with paragraph 6 above.

  Carter and Hemagen agree that the Agreement terminated and that such termination was effective as of 11:59 p.m. on December 31, 2000.

     Kindly confirm your agreement to the above by executing this letter agreement and returning one executed copy to us for our files.

Very truly yours, CARTER-WALLACE, INC. BY: /s/Ralph Levine Ralph Levine Chairman of the Board

Agreed to:

HEMAGEN DIAGNOSTICS

By:    /s/Jerry L. Ruyan

Date:    2/28/01