Form 10QSB
period 2001-06-30
HEMAGEN DIAGNOSTICS INC
filed 2001-08-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware (State of Organization)	04-2869857 (I.R.S. Employer Number)

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

Yes   X          No

        As of June 30, 2001, the issuer had 9,807,790 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                   -----------

        Item 1. Financial Statements (unaudited)

                Consolidated Balance Sheets;                             1
                June 30, 2001 and
                September 30, 2000

                Consolidated Statements                                  3
                of Operations; three months and nine
                months ended June 30, 2001 and 2000

                Consolidated Statements                                  4
                of Cash Flows; nine months
                ended June 30, 2001 and 2000

                Notes to Consolidated                                    5
                Financial Statements

        Item 2. Management's Discussion and Analysis                     8
                of Financial Condition and
                Results of Operations

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds              13

         Item 6.  Exhibits and Reports on Form 8-K                      13

PART I  Financial Information

Item 1. Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       June 30,    September 30,
                                                         2001           2000
                                                     -----------   -------------
ASSETS

Current Assets:
  Cash and cash equivalents                          $ 1,110,938     $ 1,460,446
   Accounts receivable, less allowance
     for doubtful accounts of $645,000
     and $598,000 at June 30, 2001 and
     September 30, 2000, respectively                  1,232,117       1,704,481
  Inventories                                          4,258,056       4,188,162
  Prepaid expenses and other current assets              133,286         177,376
                                                     -----------     -----------
        Total current assets                           6,734,397       7,530,465
                                                     -----------     -----------

Property and Equipment:
  Fixed assets                                         7,574,338       8,242,985
  Less accumulated depreciation                        5,242,658       5,163,515
                                                     -----------     -----------
                                                       2,331,680       3,079,470

Other assets                                             268,144         321,212
                                                     -----------     -----------

Total Assets                                         $ 9,334,221     $10,931,147
                                                     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                   Hemagen DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30,      September 30,
                                                      2001             2000
                                                  ------------     -------------
Current Liabilities:
  Current portion of subordinated
    note payable (Note C)                         $    134,425     $  1,050,000
  Accounts payable and accrued expenses              2,114,774        2,826,573
  Customer deposits                                       --             81,239
  Deferred revenue                                     121,482          122,069
                                                  ------------     ------------

     Total current liabilities                       2,370,681        4,079,881
                                                  ------------     ------------

 Subordinated note payable (Note C)                    168,534             --
 Senior subordinated secured
   convertible notes, net of
   unamortized discount of
   $4,368,408 and $5,046,697 at
   June 30, 2001 and September 30,
   2000, respectively (Note E)                       1,451,592        1,268,303
                                                  ------------     ------------

      Total liabilities                              3,990,807        5,348,184
                                                  ------------     ------------

Stockholders' Equity

  Preferred stock, $0.01par value -
    1,000,000 shares authorized;
    none issued                                           --               --
  Common stock,  $.01 par value -
    30,000,000 shares authorized;
    9,907,790 and 9,697,790 shares
    issued at June 30, 2001 and
    September 30, 2000, respectively                    99,078           96,978
  Additional paid-in capital                        20,657,599       19,236,767
  Accumulated deficit                              (15,317,626)     (13,655,145)
  Less treasury stock at cost;
    100,000 shares at June 30, 2001
    and September 30, 2000                             (89,637)         (89,637)

   Less receivable from stockholders                    (6,000)          (6,000)
                                                  ------------     ------------

     Total stockholder's equity                      5,343,414        5,582,963
                                                  ------------     ------------

Total Liabilities and Stockholder's Equity        $  9,334,221     $ 10,931.147
                                                  ============     ============

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended         Nine Months Ended
                             ------------------------  --------------------------
                               June 30,     June 30,      June 30,   June 30,
                                 2001         2000          2001       2000
                             -----------  -----------  -----------  -----------

Product sales revenue        $ 2,382,322  $ 2,859,055  $ 8,543,160  $ 8,122,711

Costs and expenses:
  Cost of product sales        1,334,932    2,786,003    5,430,995    7,331,348
  Research and development        84,411      107,542      293,960      414,585
  Selling, general and
  administrative                 830,134    1,003,656    2,681,493    2,875,372
                             -----------  -----------  -----------  -----------

  Operating income (loss)        132,845   (1,038,146)     136,712   (2,498,594)

Other income (expenses),
  net                           (274,054)    (273,156)    (668,809)    (477,649)
                             -----------  -----------  -----------  -----------

Net loss before cumulative
  effect of a change in
  accounting principle          (141,209)  (1,311,302)    (532,097)  (2,976,243)

Cumulative effect of a
  change in accounting
  principle                         --           --     (1,130,384)        --
                             -----------  -----------  -----------  -----------

Net loss                     $  (141,209) $(1,311,302) $(1,662,481) $(2,976,243)
                             ===========  ===========  ===========  ===========

Net loss per share -
  before cumulative
  effect of a change in
  accounting principle-
  basic and diluted
  (Note B)                    $    (0.01)   $   (0.14)   $   (0.05)   $   (0.36)
Net loss per share -
  basic and diluted
  (Note B)                    $    (0.01)   $   (0.14)   $   (0.17)   $   (0.36)

Weighted average shares
  used in the
  calculation of loss
  per share, basic and
  diluted                       9,807,662   9,241,900     9,715,162   8,270,696

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                             June 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
Cash flows from operating activities:
  Net loss                                           $(1,662,481)   $(2,976,243)
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                      663,456        887,380
      Amortization of debt discount                      233,338         86,268
      Cumulative effect of a change
        in accounting principle                        1,130,384           --
   Loss on sale of property and equipment                 13,175
   Changes in operating assets
     and liabilities:
       Accounts and other receivables                    472,364        113,730
       Prepaid expenses and other
         current assets                                   44,090         12,374
       Inventories                                       (69,894)       953,326
       Accounts payable and accrued
         expenses                                       (322,300)    (1,073,999)
       Deferred revenue                                     (587)        14,795
       Customer deposits                                 (81,239)          --
                                                     -----------    -----------

        Net cash used by
          operating activities                           420,306     (1,982,369)
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of property
   and equipment                                         151,374           --
  Purchase of property and equipment                     (27,147)      (283,232)

    Net cash provided by (used in)
      investing activities                               124,227       (283,232)

Cash flows from financing activities:
  Net repayments under
    revolving line of credit                                --       (3,169,589)
  Net repayments of subordinated
    note payable                                        (894,041)          --
  Net proceeds from issuance of
   common stock in a private
   placement offering                                       --        1,600,516
  Net proceeds from issuance of
   warrants in a private placement
   offering                                                 --        3,486,412
  Net proceeds from issuance of
   debt in a private placement
   offering                                                 --          975,437
  Exercise of stock options                                 --          607,422

     Net cash (used in) provided by
       financing activities                             (894,041)     3,500,198

         Net (decrease) increase
           in cash and cash equivalents                 (349,508)     1,234,597

Cash and cash equivalents
  at beginning of period                               1,460,446        289,320

Cash and cash equivalents
  at end of period                                   $ 1,110,938    $ 1,523,917
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company’s 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. Management believes that the results of operations for the interim periods are not necessarily indicative of the results for the entire year.

NOTE B - NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three month and nine month periods ending June 30, 2001 and June 30, 2000. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 7,724,215 and 7,506,169 at June 30, 2001, and June 30, 2000, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE C - NOTE PAYABLE

On September 1, 1998, the Company acquired certain assets, primarily accounts receivable, inventory, equipment and certain intellectual property, and assumed certain liabilities related to the Analyst® product line of Dade Behring, Inc. for total consideration and related costs of $5,007,000. The purchase price consisted of $3,500,000 in cash and an unsecured subordinated promissory note in the amount of $1,250,000 due September 1, 2000. Prior to September 1, 2000, the Company was in negotiations with Dade Behring to restructure the note. On November 9, 2000, the Company and Dade Behring agreed to restructure the $1,250,000 note payable, and a restructured purchase agreement dated June 6, 2000. In conjunction with the June 6, 2000, restructuring agreement an additional amount of $158,000 was owed to Dade Behring. The Company had accounts receivable of $200,000 from Dade Behring at November 9,2000.

On November 9, 2000, the Company reached an agreement with Dade Behring which provided for the settlement of the $1,250,000 note payable. This settlement called for a cash payment of $800,000, a reduction of the outstanding balance by the $200,000 receivable, issuance of a new note for $397,000, and the issuance of 100,000 shares of Hemagen common stock. As part of this agreement, Dade Behring agreed to a $200,000 adjustment of the original purchase price, and waived all penalties due under the prior agreement. The note for $397,000 bears interest at the rate of 10% per annum requires 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002. The common shares were estimated to have a value of $100,000 based on the market price. Under this agreement, Dade Behring continues to provide manufacturing services to the Company. As of June 30, 2001, $302,959 is owed on the restructured note.

NOTE D - CHANGE IN ACCOUNTING PRINCIPLE

In November 2000 the FASB Emerging Issues Task Force (EITF) issued a consensus that requires the remeasurement of original issue discount on debt securities with characteristics similar to the senior subordinated secured convertible notes issued by the Company in the private placement completed in May 2000. The Company adopted this consensus in the quarter ended December 31, 2000. This adoption resulted in an increase to the original issue discount by $1,130,384. In accordance with the consensus, this additional original discount was expensed in December 2000 and recognized as a cumulative effect of a change in accounting principle.

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

The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes (see Note D regarding change in Accounting Principle). The face value of the notes outstanding at June 30, 2001, is $6,090,000.

The senior subordinated secured convertible notes are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company may force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the face value of the notes plus accrued and unpaid interest. During the nine months ended June 30, 2001, the Company issued 110,000 shares of common stock in connection with the conversion of $225,000 of notes payable.

In conjunction with the sale of the units, 2,526,000 warrants were issued. The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001, through April 30, 2002. The Company may call the warrants for $0.10 per warrant at any time after April 30, 2001 provided that the closing bid price of the Company's common stock has exceeded $4.25 for ten consecutive business days. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issuance of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was issued 75,800 shares at a value of $115,216.

NOTE F - STOCKHOLDERS’ EQUITY

During the nine months ended June 30, 2001, the Company granted options for the purchase of 355,000 shares of Common Stock to employees at exercise prices varying between $0.63 to $1.25 per share. Also, during the nine months ended June 30, 2001, options for the purchase of 115,504 shares of Common Stock expired. At June 30, 2001, options for the purchase of 2,526,660 shares of common stock with a weighted average exercise price of $1.32 are outstanding.

In connection with the closure of the Company’s Waltham facility, the Company granted options as part of the employees’ retention agreements, for the purchase of 190,000 shares of Common Stock with an exercise price of $2.00 in satisfaction of amounts accrued at September 30, 2000 totaling $142,500.

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

Overview

Hemagen Diagnostics, Inc. is a biotechnology company, which develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. Hemagen also manufactures and sells “The Analyst®”, an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood. The Company sells the Analyst both directly and through distributors servicing both the physicians’ office laboratories and veterinarians’ offices. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and was listed on the NASDAQ stock exchange in 1993.

Results of Operations

The Three-Month Period Ended June 30, 2001
Compared to the Three-Month Period Ended June 30, 2000

Revenues for the three-month period ended June 30, 2001, decreased $477,000 (17%) to approximately $2,382,000 from approximately $2,859,000 for the same period ended June 30, 2000. This decrease is primarily related to $313,000 of reduced sales associated with the termination of the Company’s contract manufacturing agreement with Carter-Wallace that was effective February 2001. Reduced sales of the Company’s Analyst product line also impacted the lower sales for the quarter ended June 30, 2001.

Cost of product sales decreased fifty-two percent (52%) to approximately $1,335,000 from approximately $2,786,000 in the same period last year. Cost of product sales as a percentage of sales decreased from 97% to 56% for the three-month periods ended June 30, 2001 and 2000, respectively. The reduction of cost of product sales mainly resulted from production inefficiencies incurred in the quarter ended June 30, 2000. During the three month period ended June 30, 2000, the results for the quarter were negatively impacted by the costs to transition the Analyst production to the Company’s own facilities from those of Dade Behring. Prior to this transition, the Company had been paying Dade Behring a significant fixed monthly fee to provide Analyst products to the Company. Additionally, the Analyst production levels had been minimal during the relocation and transition period ended June 30, 2000. Cost savings realized in the three months ended June 30, 2001 mainly resulted from the consolidation of production facilities and closure of the Company’s Waltham, Massachusetts facility earlier in fiscal 2001.

Research and development expenses decreased twenty-two percent (22%) to approximately $84,000 from approximately $108,000, due to reduced consulting expenditures and material expenditures associated with the current projects.

The Company is currently working to complete several research and development programs including:

  The development of additional consumables (rotors) for its Analyst instrument. The Company has recently received FDA approval to market its Panels Plus Rotor. The Panels Plus Rotor was re-configured to satisfy the Healthcare Finance Administration’s (HCFA) guidelines for reimbursement in the Physicians Office Lab (POL). The Company has plans to launch this product in the fourth quarter of 2001.

  The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.

  Development of a diagnostic test kit that will identify an AIDS marker that has been isolated by one of the co-discoverers of the HIV virus. In the three months ended June 30, 2001,the Company began shipping kits to our customer, URRMA Biopharma Inc., for use on a research use only basis.

  9
  The continuation of the development of additional assays and reagents to fill its clinical chemistry reagent product line sold under the RAICHEM label. Continuing efforts are directed at increasing the line of Serum Protein immunoassays (“SPIAs”) that will also be modified for use in the Analyst system.

Selling, general and administrative (“SG&A”) expenses decreased to approximately $830,000 in the quarter ended June 30, 2001, from approximately $1,004,000 (17%) in the quarter ended June 30, 2000. This reduction is mainly related to reduced royalty, payroll, benefit and travel expenses.

Other expenses have been relatively consistent at approximately $274,000 in the quarter ended June 30, 2001, compared to approximately $273,000 in the prior period. Other expenses mainly represent interest expense. (See “Liquidity and Capital Resources”).

The net loss for the period was approximately $141,000 for the three months ended June 30, 2001, compared to a net loss of approximately $1,311,000 in the prior period. This improvement from the prior period is attributed to a significant improvement in our cost of sales and gross margin. This improvement is a result of our closing of the Waltham, Massachusetts facility, movement of Analyst production to the facility in Columbia, Maryland and the efforts of management to improve the Company’s operations.

The Nine-Month Period Ended June 30, 2001
Compared to the Nine-Month Period Ended June 30, 2000

Revenues for the nine-month period ended June 30, 2001 increased to approximately $8,543,000 from approximately $8,123,000 (5%) for the same period ended June 30, 2000. This increase is attributable to approximately $697,000 of increased sales at the Company’s Raichem division as a result of a supply agreement reached with Roche Diagnostics in December 1999 which is still being ramped up at this time. The termination of a contract manufacturing agreement with Carter-Wallace resulted in reduced sales of $320,000. See the comparison of the three-month periods ended June 30, 2001 and 2000.

Cost of product sales decreased to approximately $5,431,000 from approximately $7,331,000 (26%) in the prior year, despite increased sales. As a percentage of sales, cost of product sales decreased to 64% from 90% of sales. This decrease is attributed to a reduction in overhead costs as compared to the prior period. In particular, the nine months ended June 30, 2000, were burdened with the cost of relocating the Analyst product line from Dade Behring to the Company’s Columbia, Maryland, facility. Also, headcount reductions have been made from the prior year as a result of the Company’s relocation of its ELISA and Hemaglutination product lines from Waltham, Massachusetts, to Columbia, Maryland. Increased sales volume at the Company’s Raichem division also led to lower cost of product sales as a percentage of sales.

Research and development expenses decreased to $294,000 from $415,000 (29%) in the prior period, as a result of work force reductions and lower facility costs in this area. For a detail of current research and development projects see the comparison of three-month periods ended June 30, 2001 and 2000.

Selling, general and administrative expenses decreased to approximately $2,681,000 from approximately $2,875,000 (7%), mainly due to reduced administrative expenses in fiscal 2001 associated with the consolidation of the Company’s facilities.

Other expenses increased to approximately $669,000 from approximately $478,000 (40%) during the same period last year. The increase is a result of higher interest expense associated with the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

Net loss before the cumulative effect of a change in accounting principle for the nine months ended June 30, 2001, was $532,000 as compared to approximately $2,976,000 in the same period last year. This reduction is attributed to an increase in the sales volume and a significant improvement in cost of sales and gross profit associated with the closure of the Waltham, Massachusetts facility, the relocation of Analyst production to the Company’s Columbia, Maryland facility and management’s cost cutting efforts. These operational improvements were partially offset by an increase in interest expense.

In the first quarter of fiscal 2001, the Company recorded a cumulative effect of a change in accounting principle that resulted in a one-time non-cash charge of $1,130,000. The change in accounting principle was recognized as a result of a new accounting pronouncement regarding the accounting for the senior subordinated secured convertible notes issued in conjunction with the private placement offering completed in May 2000.

Liquidity and Capital Resources

During the first nine months of fiscal 2001, earnings adjusted for non-cash charges provided cash of $365,000. Non-cash charges consist principally of depreciation, amortization, and the cumulated effect of a change in accounting principle. This positive cash generated was slightly increased by the cash provided as a result of the change in working capital, which resulted in net cash provided from operating activities of $420,000.

At June 30, 2001, Hemagen had approximately $1,111,000 of unrestricted cash, working capital of approximately $4,460,000 and a current ratio of 2.8 to 1.0. At September 30, 2000, the Company had working capital of approximately $3,451,000 and a current ratio of 1.8 to 1.0. During the nine months ended June 30, 2001 Hemagen had capital expenditures of $27,000. Hemagen has no major capital expenditures planned for the remainder of fiscal 2001.

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

Cash provided by operating activities increased to approximately $420,000 for the nine months ended June 30, 2001, as compared to approximately $1,982,000 of cash used in the nine months ended June 30, 2000. This increase in cash mainly resulted from $365,000 of cash provided from earnings adjusted for non-cash items as compared to $2,003,000 of cash used in the nine months ended June 30, 2000.

Cash provided by investing activities was approximately $124,000 in the nine months ended June 30, 2001, as compared to $283,000 of cash used in the prior period. Cash provided from investing activities in the current fiscal year mainly resulted from the sale of equipment and laboratory fixtures associated with the closure of the Watham, Massachusetts facility. Cash used in the prior year resulted from expenditures associated with the relocation of the Analyst product line’s production to the Columbia, Maryland facility.

Cash used by financing activities totaled $894,000 in the nine months ended June 30, 2001,as compared to $3,500,000 provided in the nine months ended June 30, 2000. This increase in cash used is attributed to payments made to Dade Behring Inc. in the nine months ended June 30, 2001. The cash provided during the nine months ended June 30, 2000 represented the proceeds of the Company’s private placement offering that was completed in May 2000 of approximately $6,025,000, offset by the repayment and termination of the Company’s revolving line of credit on April 20, 2000.

PART II

Other Information

Item 2.    Changes in Securities and Use of Proceeds

        On July 5, 2001 and July 30, 2001, the Registrant issued 42,572 and 12,060 shares, respectively of its common stock in payment of directors’ fees to its four non-employee directors. The stock was issued in lieu of directors’ fees of $42,000 pursuant to the Company’s standard arrangement with its non-employee directors. The issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

Item 6.   Exhibits and Reports on Form 8-K

         None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001 August 14, 2001	Hemagen Diagnostics, Inc. (Registrant) /s/William P. Hales William P. Hales President /s/Deborah F. Ricci Deborah F. Ricci Chief Financial Officer