Form 10KSB
period 2001-09-30
HEMAGEN DIAGNOSTICS INC
filed 2001-12-21
CIK 892822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2001
                        Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    04-2869857
         ----------------------------------------------------------------
         (State or other jurisdiction                    (I.R.S. employer
      of incorporation or organization)                  identification No.)

         9033 Red Branch Rd., Columbia, MD                       21045
      ----------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (443) 367-5500
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange
-------------------                                ---------------------
on which registered                                on which registered
-------------------                                -------------------

     None

Securities registered pursuant to Section 12(g) of the Act: Common Stock and Common Stock Warrants expiring April 30, 2002.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [X] No [ ].

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had revenues of $10,970,558 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 20, 2001, was $8,302,542. As of December 20, 2001, 9,883,979 shares Common Stock and 5,197,555 Common Stock Warrants expiring April 30, 2002 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement filed with the Commission for its 2002 Annual Meeting as specified are incorporated by reference in Part III as specified.



                            HEMAGEN DIAGNOSTICS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB


                                                                            Page
                                                                            ----
PART I
Item 1.   Business.............................................................3
Item 2.   Properties..........................................................11
Item 3.   Legal Proceedings...................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.................12

PART II
Item 5.   Market For Registrant's Common Equity and Related Stockholder
          Matters.............................................................12
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................14
Item 7.   Financial Statements and Supplementary Data.........................17
Item 8.   Changes in and Disagreements on Accounting and Financial
          Disclosures.........................................................18

PART III
Item 9.   Directors, Executive Officers, etc..................................19
Item 10.  Executive Compensation..............................................19
Item 11.  Security Ownership of Certain Beneficial Owners and Management......19
Item 12.  Certain Relationships and Related Transactions......................19
Item 13.  Exhibits, List and Reports on Form 8-K..............................19

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. Hemagen undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

ITEM 1.  BUSINESS

         Hemagen Diagnostics, Inc. was originally incorporated in 1985 as a Massachusetts corporation and became a Delaware corporation in 1992. Hemagen develops, manufactures and markets proprietary medical diagnostic test kits, or "assays," used to aid in the diagnosis of autoimmune and infectious diseases in general health assessment, and for research purposes. Hemagen also develops, manufactures and markets materials used in the manufacture of diagnostic test kits. Hemagen offers approximately 150 test kits that have been cleared by the United States Food & Drug Administration (FDA) for sale in the United States. Hemagen also manufactures and markets a clinical chemistry analyzer used to measure essential constituents in human and animal blood. Hemagen generally focuses on markets which it believes offer significant growth potential. In addition to the internal development of products, Hemagen has sought to enter growth markets via the acquisition of synergistic companies, products and assets.

In September 1998, Hemagen acquired the Analyst(R) automated clinical chemistry system from Dade Behring, Inc. This acquisition positioned Hemagen for growth in the physician office laboratory and veterinary diagnostic markets. The Analyst(R) is a patent protected, low cost, bench-top clinical chemistry instrument and reagent system. The Analyst is cleared by the FDA for marketing in the United States.

         Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. in 1996. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro diagnostic use in hospitals, clinics and laboratories. These products are sold directly under the RAICHEM label and through a network of over 30 distributors located in the United States and throughout the world. RAI also produces private label reagents for domestic and international customers. Most RAI reagents can be used in both automated and manual analyzers. Certain of the reagents used for the Analyst are manufactured by RAI. RAI's leading product lines include blood chemistry assays used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen (BUN), triglycerides, glucose and uric acid. RAI has an exclusive agreement with Roche Diagnostics, Inc. to provide reagents for Roche's COBAS MIRA(R) instrument in the United States. This agreement was signed in December 1999 and expires in December 2002. This agreement resulted in sales of $1,700,000 to Roche Diagnostics, Inc. in the year ended September 30, 2001.

         In July 1995, Hemagen completed the acquisition of a line of diagnostic test kits using immunofluorescence from Schiapparelli Biosystems, Inc. These acquired assays are sold under the registered trademark VIRGO(R). Hemagen's VIRGO kits are often used to confirm a diagnosis achieved by other methods of diagnostic testing. In addition to the immunoflurescence based diagnostic test kits, Hemagen manufactures test kits based on two other diagnostic technologies, hemagglutination and enzyme-linked immunosorbence called ELISA or EIA. Hemagen owns a proprietary technique for preserving red blood cells, a key component of Hemagen's hemagglutination assays. This technology enables Hemagen to manufacture products which have a shelf life of up to 24 months (compared to a typical shelf life of 30 to 60 days for traditional hemagglutination processes), provides quick and accurate results, requires no special laboratory equipment to perform the tests and is more reliable than the hemagglutination assays that have traditionally been available. The extended shelf life and improvements in the consistency of these assays substantially eliminates limitations previously encountered in the use of hemagglutination assays.

         In February 2001, Hemagen terminated a contract manufacturing agreement with Carter-Wallace, Inc. (C-W) to manufacture approximately 14 diagnostic test kits for the Wampole division of C-W. The test kits were used to aid in the diagnosis of diseases such as rheumatoid arthritis, mononucleosis, strep throat and rubella, as well as to detect pregnancy. Hemagen had begun manufacturing this product for C-W in 1994 and had terminated the agreement in 2001 in conjunction with the closure of Hemagen's Waltham, Massachusetts facility. Sales from the agreement were $435,000 and $932,000 in the years ended September 30, 2001, and 2000, respectively.

         Hemagen markets and sells its brand name products worldwide, directly through Hemagen's sales force and through national and international distributors. Hemagen markets its products in South America through its majority owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd.
(HDC), a Brazilian limited liability company. HDC distributes several of Hemagen's products throughout South America. HDC also completes light assembly of certain products.


RECENT DEVELOPMENTS

         New management assumed control of Hemagen following the successful conclusion of its solicitation of shareholder votes to gain control of the Board of Directors on September 30, 1999. New management has taken the following actions in its first two fiscal years:

         - Consolidated operations and closed the facility located in Waltham, Massachusetts. Hemagen's administrative operations and certain production were moved to Hemagen's Columbia, Maryland facility during the course of fiscal 2001. Certain unprofitable product lines were discontinued. This consolidation was completed in April 2001 and management believes could result in annual savings in the range of $400,000 to $500,000. It is estimated that approximately $275,000 of potential savings would result from reduced facility costs, rent and utilities, with the remainder of the savings resulting from headcount eliminations.

         - Established an in-house marketing and sales force to manage Hemagen, Virgo and Analyst sales. Developed new marketing programs for the Analyst in the veterinary market.

         - On November 8, 2000, Hemagen signed an agreement with Dade Behring, Inc., that will allow Hemagen to finance the remainder of the Analyst purchase price over two years and continue to purchase the Analyst tablets from Dade Behring for the next twelve to eighteen months.

         - In May 2000, Hemagen raised $6,315,000 in an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants. Proceeds of this offering were used to pay off a revolving line of credit and to provide working capital to Hemagen.

         - Over the past two fiscal years Hemagen reduced headcount by approximately 34%, from 98 employees as of September 30, 1999, to 68 as of September 30, 2001. Management believes that the reduction in the number of employees has had no impact on our operations.


TECHNOLOGY

         The presence and concentration of certain antibodies in human blood can assist physicians in the diagnosis of certain diseases. Hemagen's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner, which, in the proper environment, is detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen's hemagglutination, ELISA and immunofluorescence assays are three examples of such an amplification. Hemagen's blood chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

         Hemagen relies upon proprietary technologies in the manufacture of its kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of Hemagen's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays. Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998.

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

         Immunofluorescence

         Hemagen's immunofluorescence tests utilize a fluorescent microscope. Mammalian cells grown on microscope slides are treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical is added to the slide which binds to the organism and the antibody, if present. When the slide is illuminated with light at a specific wavelength in the microscope, the chemically-treated cells will appear fluorescent, indicating a positive test result. If the patient did not have the appropriate antibody, no fluorescence will appear producing a negative test result.

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

         Under the appropriate conditions, human RBCs may be modified or sensitized by binding specific foreign antigens to their surface. These sensitized RBCs will agglutinate to the foreign antigen when placed in contact with a specific antibody. The presence of certain antibodies in an individual's serum (blood from which clotted RBCs have been removed) can indicate certain diseases. By sensitizing RBCs with an antigen that specifically reacts with a particular antibody, the simple visible observation of the agglutination reaction will indicate the presence of the disease-produced antibody. The use of RBCs instead of other particles can allow for simple visual observation of the agglutination reaction in the proper environment, and reduces the non-specific reactions seen in artificial systems such as those that utilize latex particles.

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

         Analyst Instrument System

         The Analyst is a bench-top centrifugal clinical chemistry analyzer.
The Analyst uses as a consumable a small rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Five types of rotors providing a variety of clinical chemistry tests, all cleared for marketing by the FDA, are currently on the market. The Analyst instrument has been designated by the FDA as a moderately complex system, and is therefore suitable for the physician and veterinary office laboratories.

         Acute Phase Reactants and Apolipoproteins

         Hemagen has developed an application for its ELISA technology to detect cardiovascular risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs or the onset of infections, than is possible with techniques now commercially available. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. Hemagen currently markets two test kits to detect inflammatory signals.

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

         Hemagglutination Assays

         Hemagen believes that it manufactures and markets the only commercially available hemagglutination kits which test for antibodies to antigens present in the nucleus of a cell referred to as extractable nuclear antigens, or ENAs, which are markers of certain autoimmune diseases. Each of Hemagen's hemagglutination assays is based on Hemagen's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. Hemagen's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf-life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

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

         RAI Products

         Hemagen's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analysis systems. Many of the RAICHEM assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by Hemagen include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of Hemagen's clinical chemistry products have been cleared by the FDA for sale in the United States.

         Analyst(R) System Products

         Hemagen currently markets four FDA approved rotor types for use on the Analyst(R) clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells a general chemistry rotor specifically designed for the veterinary marketplace called the VET-16.

SOUTH AMERICAN ACTIVITIES

         In 1991, Hemagen began to market its product line in South America through HDC. In 1994, HDC began light manufacturing of test kits in South America.

         Today, Hemagen markets its full product line to the South American market, including three proprietary assays for Chagas' disease. Chagas' disease (American Trypanosomiasis) is an insect and blood transfusion transmitted parasitic infection which eventually attacks the victim's cardiovascular system. Due to poor sanitation and other factors, insects have transmitted Chagas' disease widely throughout Central and South America, with substantial encroachment into Mexico. In response to the need for efficient and accurate testing for Chagas' disease, Hemagen has developed three diagnostic tests: an instrument-free hemagglutination assay, an ELISA assay and a hemagglutination assay prepared specifically for use with certain automated blood-typing instruments. The ELISA assay has received FDA clearance for sale in the United States.

         Our office in Sao Paulo is staffed by five full-time salespeople administrators who receive and process orders, and four employees who handle production, shipping and technical support. In addition, Dr. de Oliveira,

Hemagen's Director and Senior Vice President of Research and Development, spends time in Brazil attending to the business of HDC. In fiscal 2001 and 2000, Hemagen derived product sales through HDC of $855,000 and $1,043,000, respectively. See "Item 2 - Description of Property."


DISTRIBUTION AND MARKETING

         General

         In the United States, Hemagen sells its products directly to clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics. Internationally, Hemagen sells its products primarily through distributors. Hemagen grants non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with approximately 35 distributors and its products have been sold in over 20 countries.

         In December 1999, Hemagen's RAI division signed a supply agreement with Roche Diagnostics, Inc. to supply reagents to be used with Roche's COBAS MIRA(R) instrument. The initial term of this agreement is three years, expiring in December 2002. The agreement provides that RAI will be the exclusive supplier of reagents for the COBAS MIRA in the United States. In fiscal 2001 and 2000, sales to Roche were approximately $1,700,000 and $838,000, respectively.

         In fiscal 2001 and 2000, Hemagen manufactured products on a private-label basis for Carter-Wallace pursuant to a supply agreement and Carter-Wallace distributed the Analyst product line for physician office laboratories in the United States. Carter-Wallace accounted for approximately 14% of Hemagen's revenue for the fiscal years ended September 30, 2001 and 2000. In February 2001, Hemagen and Carter-Wallace agreed to terminate the private-label supply agreement. This supply agreement accounted for sales of $435,000 and $932,000 for the fiscal years 2001 and 2000, respectively. Hemagen terminated the private-label supply agreement because of the high production costs incurred by Hemagen in producing this product. At this time, management believes the distribution agreement for the Analyst, which is currently a non-exclusive agreement, will continue.

         From 1989 to January 1999, Hemagen had an agreement to provide test kits to detect CMV antibodies for use with the Olympus' PK Series Pre-Transfusion instruments, the world's most widely used automated blood-typing instruments in blood banks and large commercial laboratories. Today, Hemagen offers the same product under the Hemagen brand name. In fiscal 2001 and 2000, these sales amounted to approximately $264,000 and $297,000, respectively.

         Hemagen's South American Distribution and Marketing activities are described in the section entitled "Business: South American Activities."

PRODUCTS UNDER DEVELOPMENT

         Hemagen is presently developing new products in the areas described below. Hemagen spent approximately $387,000 and $526,000 on research and development for the fiscal years ended September 30, 2001, and 2000, respectively.

         Elisa Kits

         Hemagen completed the development of an Elisa diagnostic test kit to identify individuals that have an antibody that appears to neutralize the HIV virus and prevents the virus from progressing into AIDS. The test is based on a discovery by Professor Jean-Claude Chermann, Chief Scientific Officer of URRMA Biopharma, Inc.

         Analyst

         In July 2001, Hemagen received FDA clearance to market the Panels+ rotor for the physician office laboratory marketplace. This product is intended to ease reimbursement procedures and provide more complete information for both the doctor and patient.

         Clinical Chemistry Reagents

         Hemagen continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. Almost all of the powdered clinical chemistry assays are now available in liquid format, making RAICHEM one of the most complete clinical chemistry lines offered worldwide.

NEW ACQUISITION

         On December 10, 2001, Hemagen acquired substantially all of the assets of Kalisto Biologicals, Inc. from Advanced Magnetics, Inc., in conjunction with a Voluntary Repossession AMS Collative Disposition Agreement between Advanced Magnetics, Inc. and Kalisto Biologicals, Inc. Kalisto manufactures and markets a clinical chemistry analyzer, called the Endochek(TM), that is used to measure essential constituents in animal blood. This instrument, like Hemagen's Analyst, is sold in the veterinary market and will be used to expand Hemagen's product offerings in that distribution channel.


MANUFACTURING AND SOURCES OF SUPPLY

         Hemagen manufactures its ELISA test kits, hemagglutination test kits and its immunofluorescence technology products at its facility in Columbia, Maryland. Clinical chemistry products are produced at Hemagen's facility in San Diego, California. Hemagen purchases red blood cells and many of the antigens and other reagents used in the kits from outside vendors. Some reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits.

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

GOVERNMENT REGULATION

         Hemagen's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, Hemagen's production and marketing activities are subject to regulation by the FDA, under the authority of the Federal Food Drug, and Cosmetic Act, as amended.

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

         Hemagen is required to register with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in conformity with all such regulations.


         The regulatory controls being imposed upon Hemagen with respect to the international distribution, and marketing of in vitro diagnostic devices are increasing. Specifically member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective throughout the European Community once enacted. Companies will be allowed a grace period to conform to the directive. Hemagen will be required to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All in vitro devices must bear the CE Marking of Conformity by 2003. Hemagen received the CE Marking for the Analyst instrument in December 1999.

COMPETITION

         The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen, for a longer period of time than has Hemagen. Hemagen believes that its primary competitors in the diagnostics market include Abbott Laboratories, Sigma Diagnostics, Trace-America, Inc., Meridian Bioscience, Inc., INOVA, Sanofi Diagnostics Pasteur, Inc., Diamedix Corporation, IDEXX and Abaxis, Inc. Hemagen expects competition within this industry to intensify.

PRODUCT LIABILITY

         The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against Hemagen. Hemagen may incur product liability due to product failure or improper use of products by the user. Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from Hemagen's test kits could lead a physician to predict the inappropriate therapy for a particular patient. Hemagen maintains product liability insurance in the amount of up to $5,000,000 per incident and in the aggregate which, based on Hemagen's experience and industry practice, Hemagen believes to be adequate for its present operations. No assurance can be given that Hemagen's insurance coverage is sufficient to fully insure against claims which may be made against Hemagen.

PATENTS AND PROPRIETARY RIGHTS

          Hemagen protects its technology primarily as trade secrets rather than relying on patents, either because patent protection is not possible or, in management's opinion, would be less effective than maintaining secrecy. In addition, Hemagen relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that Hemagen's efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. Hemagen may in the future apply for patent protection for certain of its technology when management believes such protection would be beneficial to Hemagen. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for Hemagen's technology.


ROYALTY OBLIGATIONS

         Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen has a license agreement with Dade Behring, Inc. for the license of technical information relating to the Analyst(R) product line. The license was signed in conjunction with the Analyst acquisition and terminates on August 2004. Hemagen also has a license agreement with Elf Acquitaine for the use of technology involved in the manufacture and sale of the Analyst product line. This license agreement terminates upon the expiration of the last patent associated with the applicable technology, which is February 2007.

EMPLOYEES

         As of September 30, 2001, Hemagen had 68 full-time employees, of which three are executive officers, 25 are employed in sales, marketing, general and administrative activities and 40 are involved in production and research and development. As of September 30, 2001, Hemagen had two part-time employees.

         None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $144,000 per year in rent. Hemagen also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through September 30, 2002, Hemagen will pay approximately $217,000 in the next year. Hemagen believes that its facilities are adequate for its present and foreseeable needs.

         Hemagen's 51%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 1,800 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. This subsidiary pays approximately $32,400 per year in rent for this space. Hemagen believes that its facilities in Sao Paulo are adequate for its present and foreseeable needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Hemagen's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since February 4, 1993. On December 20, 2001 the closing bid and ask price for the Common Stock as reported by NASDAQ were $0.84 and $0.88 per share, respectively.

     For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by NASDAQ during Fiscal 2000 and 2001. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                         HIGH             LOW
                                                         ----             ---
2000
First Quarter ...................................       $1.437           $0.81
Second  Quarter .................................       $6.00            $0.81
Third Quarter ...................................       $3.50            $1.38
Fourth Quarter ..................................       $1.97            $1.09
2001
First Quarter ...................................       $1.53            $0.38
Second Quarter ..................................       $0.97            $0.44
Third Quarter ...................................       $1.70            $0.60
Fourth Quarter ..................................       $1.24            $0.57
2002
First Quarter (through December) ................       $0.95            $0.73


         As of December 17, 2001, there were 171 holders of record of Hemagen's Common Stock which Hemagen believes represents 3,217 beneficial owners.

         For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock Warrants expiring April 30, 2002, that are traded under the symbol - HMGNW, as reported by NASDAQ during Fiscal 2000 and 2001. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                        HIGH              LOW
                                                        ----              ---
2000
First Quarter ...................................       $0.25            $0.06
Second Quarter ..................................       $3.00            $0.13
Third Quarter ...................................       $1.13            $0.25
Fourth Quarter ..................................       $0.53            $0.13
2001
First Quarter ...................................       $0.22            $0.03
Second Quarter ..................................       $0.37            $0.02
Third Quarter ...................................       $0.50            $0.10
Fourth Quarter ..................................       $0.26            $0.09
2002
First Quarter (through December) ................       $0.06            $0.02

         As of December 17, 2001, there were 88 holders of record of Hemagen's Common Stock Warrants expiring April 30, 2002.

DIVIDENDS

         Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and the profiling of general health conditions. Hemagen has concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. Hemagen has approximately 150 different test kits available that have received FDA clearance for sale in the United States.

Fiscal year 2001 represents the second year of Hemagen operations under a new management team. On October 1, 1999, a new management team assumed control of Hemagen as a result of a shareholder consent solicitation. While the primary goal of management during fiscal 2000 was to cure the default of the revolving line of credit, management has been working over the past two fiscal years to reorganize the Company to achieve sustained profitability. In order to achieve those goals management sought to:

-        Improve the leverage of the Company

-        Better manage working capital

-        Reduce expenses; and

- Improve sales and marketing, increase profitable sales and eliminate unprofitable product lines.

In order to achieve these goals Hemagen took the following actions during fiscal 2001:

-        RESTRUCTURED SUBORDINATED NOTE PAYABLE IN NOVEMBER 2000

On November 9, 2000, management signed an agreement with Dade Behring, Inc. ("Dade") in connection with a $1,050,000 subordinated note payable and $158,000 worth of trade payables owed by Hemagen to Dade on September 30, 2000. This agreement with Dade required Hemagen to pay $800,000 on November 9, 2000, and sign a new subordinated note for the net remaining amount owed of $397,000. The new note provides for interest to accrue at the rate of 10% per annum, 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002. In conjunction with this agreement, Hemagen issued Dade 100,000 shares of Hemagen common stock with an estimated market value of $100,000. In addition to re-negotiating the terms of the financing with Dade, the agreement included a supply agreement for the manufacture of tablets for the Analyst(R) product-line for a period of twelve to eighteen months.

-        WORKING CAPITAL MANAGEMENT

Hemagen has worked to better manage working capital by reducing raw material and finished goods inventories and by better managing cash receipts and disbursements. At September 30, 2001, Hemagen's working capital was approximately $3,937,000 compared to approximately $3,451,000 at September 30, 2000.

-        REDUCTION OF EXPENSES

Hemagen has instituted an overall plan to reduce expenses and better utilize its resources. This plan centers on consolidating facilities, reducing duplicative functions and focusing on Research and Development activities. In the second fiscal quarter of 2001, the Waltham, Massachusetts facility was closed and all operations previously carried on in Waltham were relocated to Hemagen's new headquarters in Columbia, Maryland. Additionally, in April 2001, Hemagen was released from its lease obligation in Waltham and sold its leasehold improvements and excess equipment that were located in Waltham. Hemagen provided for the closure and related termination costs in the fourth quarter of fiscal 2000. This consolidation is expected to result in significant reductions in rent, warehouse, utility and personnel expenses. On an annual basis, management believes these savings could amount to $400,000 - $500,000.

Hemagen has sought to exercise tighter control over expenditures, including Research and Development spending. In fiscal 2001, Hemagen spent approximately $387,000 on Research and Development. While our Research and Development spending declined in fiscal 2001, Hemagen remains actively engaged in several commercially significant Research and Development projects and committed to the development of new products as discussed in Part 1, "Products Under Development." The majority of our cost savings come from the elimination of duplicate efforts and facilities as recognized when we closed our Waltham facility. Management is planning to continue to reduce Hemagen's operating expenses in this area.

-        IMPROVEMENT IN SALES AND MARKETING

In fiscal 2000, Hemagen hired several industry professionals to fill various sales and marketing positions. Hemagen signed supply agreements with Roche Diagnostics, Inc. and Quest Diagnostics, Inc., and replaced some of its blood banking business that had been previously lost.

In fiscal 2001, Hemagen began to focus its sales and marketing efforts on products that could provide the highest profit margin to Hemagen. As a result of this focus, some high cost sales were terminated and more profitable sales have been added. In February 2001, Hemagen terminated a contract manufacturing agreement with Carter-Wallace because of its high cost of production. Sales under this agreement were approximately $435,000 in fiscal 2001 and will be zero in future fiscal years.

Offsetting the reduction in Carter-Wallace sales, Hemagen grew its sales to Roche Diagnostics, Inc. in conjunction with a supply agreement signed in December 1999. Sales to Roche in conjunction with this agreement were approximately $1,700,000 and $838,000 in fiscal years 2001 and 2000, respectively. Hemagen will continue to work with Roche to expand product offerings and continue to grow the annual sales resulting from this supply agreement.

There can be no assurance that any of the above, and other actions management is taking will achieve the desired results. Management believes that as a direct result of these actions, operating efficiency and cash flow from operations have improved; and together with this improvement, Hemagen believes that cash flow from operations and cash on hand at September 30, 2001 will be sufficient to finance its operations for fiscal 2002. Additionally, over the next twelve months Hemagen may attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes provide for such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing or, if obtained, that such financing terms will be favorable to the Company.


RESULTS OF OPERATIONS

         Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

         Revenues for fiscal 2001 decreased $25,000 (0.2%) to approximately $10,971,000 from approximately $10,996,000 for fiscal 2000. Sales under the Carter-Wallace contract manufacturing agreement terminated in February 2001 were $496,000 lower than the prior year. HDC and Hemagen's Analyst(R) product-line sales decreased $188,000 and $115,000, respectively. These sales reductions were partially offset by an increase of $604,000 at Hemagen's Raichem division, due primarily to increased sales to Roche.

         Cost of product sales decreased approximately $2,061,000 (21%) to approximately $7,557,000 from approximately $9,619,000 in fiscal 2000 due to cost savings and more efficient operations. Cost of product sales as a percentage of sales decreased to 69% in fiscal year 2001 from 88% in fiscal year 2000. This decrease is attributed to savings realized in connection with the closure of the Waltham, Massachusetts facility in April 2001, and the better utilization of inventory. In fiscal 2000, the cost of product sales was burdened with the cost of relocating and setting up the Analyst product-line in Columbia, Maryland which resulted in higher scrap and low yield rates.

         Research and development expenses for fiscal 2001 decreased approximately $139,000 (26%) to approximately $387,000 primarily due to the elimination of outside consulting and service fees in fiscal 2001.

         Selling, general and administrative expenses for fiscal 2001 decreased approximately $930,000 (22%) to approximately $3,289,000 primarily due to reduced salary expense, consulting and legal expenses, royalty expenses associated with Analyst(R) product-line, and reduced office rent expense.

         There were no other operating expenses in fiscal 2001 as compared to $879,000 of miscellaneous operating expenses in fiscal 2000. Fiscal 2000 charges represented the cost of closing Hemagen's Waltham, Massachusetts facility.

         Net other expense decreased to approximately $805,000 from approximately $882,000 due to a decrease in interest expense. Net interest expense for fiscal 2001 was $773,000 as compared to $880,000 in fiscal 2000. This decrease is mainly attributed to a $100,000 finance charge related to the restructuring of the subordinated note payable with Dade Behring that was recorded in fiscal 2000. That charge was paid in Hemagen common stock in fiscal 2001.

         Net loss before the cumulative effect of a change in accounting principle for fiscal 2001 decreased to approximately $1,068,000 compared to a net loss of approximately $5,130,000 the previous year primarily due to the reduction of cost of product sales and selling, general and administrative expenses.

         In the first quarter of fiscal 2001, Hemagen recorded a cumulative effect of a change in accounting principle that resulted in a one-time non-cash charge of $1,130,000. This change in accounting principle was recognized as a result of a new accounting pronouncement regarding the accounting for the senior subordinated secured convertible notes issued in conjunction with the private placement offering completed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, Hemagen had $672,000 of unrestricted cash, working capital of $3,937,000 and a current ratio of 3.0 to 1. In fiscal 2001, Hemagen had capital expenditures of $84,000 and has capital expenditures of approximately $100,000 planned for fiscal 2002.

     In fiscal 2001, Hemagen used cash of approximately $788,000. This usage of cash mainly resulted from the repayment of approximately $916,000 to Dade Behring, Inc. in conjunction with the restructuring of a subordinated note payable in November 2000. Offsetting the usage of cash was approximately $128,000 of cash generated from operations and net disposals of property and equipment.

     Hemagen believes that cash flow from operations and cash on hand at September 30, 2001 will be sufficient to finance its operations and capital expenditures for fiscal 2002, but Hemagen can give no assurance that it will have sufficient cash flow to finance operations. Additionally, over the next twelve months Hemagen will attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing or, if obtained, that such terms will be favorable to the company.


FISCAL 2001 COMPARED TO FISCAL 2000

     Cash generated from operating activities increased to $60,000 in fiscal 2001 from using $1,943,000 in cash in fiscal 2000. This increase in cash generated is attributed to a decrease in the net loss after adjusting for non-cash charges of $4,010,000 offset by changes in working capital items in fiscal 2001 as compared to fiscal 2000. Such changes in working capital include a reduction in the cash generated by lowering inventory levels of $1,238,000, and an increase in the cash used to fund accounts payable, accrued expenses and customer deposits of approximately $1,115,000 offset by $375,000 of cash generated from lower accounts receivable.

         Cash provided by investing activities totaled $67,000 in fiscal 2001 as compared to $357,000 of cash used in fiscal 2000. This increase in cash generated is attributed to the proceeds from sales of property and equipment associated with the closure of the Waltham, Massachusetts facility, and a reduction in our capital spending.

         Cash used by financing activities totaled $916,000 in fiscal 2001 as compared to $3,469,000 provided in fiscal 2000. This increase in cash used is attributed to the payments required for the subordinated note payable to Dade Behring, Inc. in fiscal 2001 offset by the net proceeds of private placement offering completed in fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued FSAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, Hemagen has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, Hemagen does not expect adoption of this standard to affect its financial statements.

         On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these accounting pronouncements and their effective dates for Hemagen are as follows:

- All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be amortized.

- Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these accounting pronouncements will not have a material impact on Hemagen's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On March 23, 2001, Hemagen dismissed BDO Seidman, LLP as Hemagen's independent public accountants. The report of BDO Seidman, LLP for the last fiscal years was qualified as to substantial doubt as to Hemagen's ability to continue as a going concern.

     The decision to change accountants was approved by Hemagen's Board of Directors.

     During Hemagen's two most recent fiscal years, and the interim period in fiscal 2001 to the time of termination, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure. Hemagen has authorized BDO Seidman, LLP to respond fully to any inquiries of its successor accountants.

     During Hemagen's two most recent fiscal years and the subsequent interim period fiscal 2001 to the date of the dismissal of BDO Seidman, LLP, did not advise Hemagen of any reportable conditions relating to weaknesses in internal controls.

     On March 28, 2001 Hemagen engaged Grant Thornton, LLP as the principal accountant to audit its financial statements.

     During Hemagen's two most recent fiscal years and the interim period in fiscal 2001 until the engagement of Grant Thornton, LLP, Hemagen did not consult Grant Thornton, LLP, concerning the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hemagen's financial statements in circumstances in which a written report was provided or oral advice was provided that Grant Thornton concluded was an important factor considered by Hemagen in reaching a decision as to the particular issue.

                                    PART III

         Items 9 through 12 are incorporated by reference to the Registrant's Proxy Statement regarding its 2002 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES.
               ----------------------------------

                                                                     PAGE
                                                                     ----

Report of Independent Certified Public Accountants                   F-2
Consolidated Balance Sheets at September 30, 2001
and 2000                                                             F-3 to F-4
Consolidated Statements of Operations for the years
ended September 30, 2001, and 2000                                   F-5
Consolidated Statements of Stockholders' Equity
for the years ended September 30, 2001, and 2000                     F-6
Consolidated Statements of Cash Flows for the years
ended September 30, 2001, and 2000                                   F-7
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

4.1       Specimen Stock Certificate.                                     A

4.2       Rights Agreement dated January 27, 1999.                        A

4.3       First Amendment to the Rights Agreement dated
          September 30, 1999.                                             H

10.5      Financial Assistance Agreement between Hemagen and              A
          Hemagen Diagnosticos, Comercio, Importacao e Exportacao
          Ltd., dated July 31, 1991.

10.6*     1992 Stock Option Plan.                                         A

10.11     Lease between Hemagen and Philip Pagliazzo and Rose             A
          Pagliazzo, dated May 15, 1992.

10.13*    Revised Employment Agreement between Hemagen and                A
          Dr. de Oliveira.

10.14*    Revised Employment Agreement between Hemagen and                A
          Dr. Franzblau.

10.15     Description of Hemagen's lease for certain premises             A
          located in Waltham, Massachusetts.

10.16     Lease for office space of Hemagen Diagnosticos,                 A
          Comercio, Importaceo e Exportaceo, Ltd. ("HDC") in Sao Paulo, Brazil.

10.17     Description of the Lease for office space of HDC in             A
          Sao Paulo, Brazil.

10.23     Agreement between Hemagen and Carter-Wallace, Inc.
          dated December 22, 1994.                                        D

10.24     License Assignment and License Agreement between                D
          Hemagen and Aberlyn Capital Management Limited
          Partnership dated December 30, 1994.

10.25     Settlement  Agreement dated September 30, 1999.                 E

10.27     Distribution Agreement between the Company and
          Phoenix Diagnostics, Inc.                                       E

10.28     Form of Warrant expiring April 30, 2002.                        G

10.29     Form of 8% Senior Subordinated Secured Convertible
          Note.                                                           G

10.30     Second Amendment to the Lease between the Company
          and 9033 Red Branch Road, L.L.C. dated June 9,2000.             H

10.31     Consulting agreement between the Company and Thomas A.
          Donelan Thomas A. Donelan and Christopher P. Hendy,
          dated October 1, 1999.                                          H


10.32     Second Restructuring Agreement between the Company and          F
          Dade Behring, Inc. dated November 9, 2000.

10.33     Termination Agreement between the Company and
          Carter-Wallace, Inc. dated February 26, 2001.                   J

10.34     Conditional Lease Termination Agreement between the             F
          Company and Philip and Rose M. Pagliazzo dated
          March 30, 2001.

10.35*    2001 Stock Option Plan.                                         I

16        BDO Seidman, LLP letter dated March 28, 2001 regarding          K
          the Form 8-K filed by Hemagen on March 29, 2001 reporting on Item 4, Changes in Registrant's Certifying Accountant.

23        Consent of Independent Certified Public Accountants.            F

28        Prospectus Sale Letter Dated July 28, 2000.                     G

*Management compensatory contracts.



A.   Incorporated by reference to Registration Statement No. 33-52686-B.
B. Incorporated by reference to Hemagen's Form 10-QSB for the quarter ended March 30, 1993.
C. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 1994.
D. Incorporated by reference to Hemagen's Form 10-QSB for the quarter ended December 31, 1994.
E.   Incorporated by reference to Hemagen's Form 8-K filed on October 7, 1999.
F.   Filed herewith.

G.   Incorporated by reference to Hemagen's Form S-3 filed in July 21, 2000.
H. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2000.
I. Incorporated by reference to Hemagen's Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001.
J. Incorporated by reference to Hemagen's 10-QSB for the quarter ended March 31, 2001.
K.   Incorporated by reference to Hemagen's Form 8-K filed on March 23, 2001.

(b)  Reports on Form 8-K.   None.
     -------------------

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEMAGEN DIAGNOSTICS, INC.


Date: December 20, 2001                      By:  /s/ William P. Hales
                                                --------------------------------
                                                   William P. Hales, President


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                     Capacity                              Date
----                                     --------                              ----


/s/ Jerry L. Ruyan                   CEO and Chairman
--------------------------------     of the Board of Directors          December 20, 2001
Jerry L. Ruyan

/s/ William P. Hales
--------------------------------     President and Chief Operating
William P. Hales                     Officer, Director                  December 20, 2001


/s/ Ricardo M. de Oliveira, M.D.     V.P. Research and Development,
--------------------------------     Director                           December 20, 2001
Ricardo M. de Oliveira, M.D.


/s/ Alan S. Cohen                    Director                           December 20, 2001
--------------------------------
Alan S. Cohen, M.D.


/s/ Howard F. Curd                   Director                           December 20, 2001
--------------------------------
Howard F. Curd


/s/ Thomas A. Donelan                Director                           December 20, 2001
--------------------------------
Thomas A. Donelan


/s/ Christopher P. Hendy             Director                           December 20, 2001
--------------------------------
Christopher P. Hendy


/s/ James R. LeRoy                   Director                           December 20, 2001
--------------------------------
James R. LeRoy


/s/ Deborah F. Ricci                 Principal Financial Officer        December 20, 2001
--------------------------------
Deborah F. Ricci

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets at September 30, 2001 and 2000                    F-3 to F-4

   Statements of operations for the years ended
       September 30, 2001 and 2000                                      F-5

   Statements of stockholders' equity for the years ended
       September 30, 2001 and 2000                                      F-6

   Statements of cash flows for the years ended
       September 30, 2001 and 2000                                      F-7

   Notes to consolidated financial statements                       F-8 to F-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the Consolidated Financial Statements, the Company changed its method of accounting for its subordinated secured convertible notes beneficial conversion feature in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."


Grant Thornton LLP
Baltimore, Maryland
November 21, 2001

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



======================================================================================================
September 30,                                                               2001                 2000
======================================================================================================

ASSETS

CURRENT:
   Cash and cash equivalents                                         $     672,378        $   1,460,446
   Accounts receivable, less allowance for doubtful accounts
     of $611,000 and $598,000 at September 30, 2001 and
     2000, respectively                                                  1,299,616            1,704,481
   Inventories                                                           3,774,346            4,188,162
   Prepaid expenses and other current assets                               113,226              177,376
-------------------------------------------------------------------------------------------------------

     Total current assets                                                5,859,566            7,530,465

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                          2,226,093            3,079,470

OTHER ASSETS, NET                                                          297,849              321,212
-------------------------------------------------------------------------------------------------------

     Total assets                                                    $   8,383,508        $  10,931,147
=======================================================================================================
                    See accompanying notes to consolidated financial statements.







                                                                                            HEMAGEN DIAGNOSTICS, INC.
                                                                                                 AND SUBSIDIARIES

                                                                                           CONSOLIDATED BALANCE SHEETS
September 30,                                                                                2001                 2000
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Subordinated note payable, current portion                                        $    136,256          $  1,050,000
   Accounts payable and accrued expenses                                                1,654,430             2,826,573
   Deferred revenue                                                                       132,322               122,069
   Customer deposits                                                                         --                  81,239
-----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                          1,923,008             4,079,881

Subordinated note payable, less current portion                                           145,070                  --
Senior subordinated secured convertible notes, net of unamortized discount of $ 4,542,376 and $5,046,697 at September 30, 2001 and
   2000, respectively                                                                   1,547,624             1,268,303
-----------------------------------------------------------------------------------------------------------------------
     Total subordinated debt                                                            1,692,694             1,268,303

-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                --                    --

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 1,000,000 shares
      authorized; none issued                                                                --                    --
   Common stock, $0.01 par value - 30,000,000 shares authorized; and
     9,962,422 and 9,697,790 shares issued at
      September 30, 2001 and 2000, respectively                                            99,623                96,978
   Additional paid-in capital                                                          20,693,055            19,230,767
   Accumulated deficit                                                                (15,853,966)          (13,655,145)
   Accumulated other comprehensive loss - Foreign currency translation loss               (81,269)                 --
   Less treasury stock at cost; 100,000 shares at September 30, 2001
      and 2000, respectively                                                              (89,637)              (89,637)

-----------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                         4,767,806             5,582,963
-----------------------------------------------------------------------------------------------------------------------


     Total liabilities and stockholders' equity                                      $  8,383,508          $ 10,931,147
=======================================================================================================================
                                                           See accompanying notes to consolidated financial statements.


                                                                                        HEMAGEN DIAGNOSTICS, INC.
                                                                                            AND SUBSIDIARIES

                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


======================================================================================================================
Years ended September 30,                                                             2001                      2000
======================================================================================================================

NET SALES                                                                     $ 10,970,558              $ 10,995,604
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Costs of product sales                                                        7,557,394                 9,618,713
   Research and development                                                        387,345                   526,281
   Selling, general and administrative                                           3,289,439                 4,219,679
   Other operating costs                                                              --                     878,906
--------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                                                   11,234,178                15,243,579
--------------------------------------------------------------------------------------------------------------------

     Operating loss                                                               (263,620)               (4,247,975)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                                                  66,067                    10,340
   Interest expense                                                               (839,197)                 (890,714)
   Other expense                                                                   (31,687)                   (1,787)
                                                                                ----------                ----------

   Total other income expenses                                                    (804,817)                 (882,161)
--------------------------------------------------------------------------------------------------------------------

Net loss before cumulative effect of a change
   in accounting principle                                                      (1,068,437)               (5,130,136)

Cumulative effect of a change in accounting principle for beneficial
   conversion feature of debt                                                   (1,130,384)                     --

NET LOSS                                                                      $ (2,198,821)             $ (5,130,136)
====================================================================================================================

Net loss per share - Basic and Undiluted

   Loss from continuing operations                                            $      (0.11)             $      (0.53)

   Cumulative effect of change in
     accounting principle for beneficial conversion
     feature of debt                                                          $      (0.12)                     --
                                                                                ----------                ----------

                                                                              $      (0.23)             $      (0.53)
                                                                              ============              ============
Weighted-average common shares
   used in calculation                                                           9,751,462                 8,587,739
                                                                              ============              ============

====================================================================================================================
                                                        See accompanying notes to consolidated financial statements.



                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                      Accumulated
                                                            Common Stock             Additional                          Other
                                                     -------------------------        Paid-in        Accumulated     Comprehensive
Years ended September 30, 2001 and 2000                 Shares     Par Value          Capital         Deficit            Loss
====================================================================================================================================

Balance at September 30, 1999                         7,851,890   $     78,519    $ 13,434,947   $ (8,525,009)           --

Exercise of common stock purchase warrants               99,500            995         271,635           --              --

Exercise of stock options                               226,700          2,267         338,524           --              --
Issuance of common stock settled in lieu of cash
  payments                                              259,700          2,597         297,540           --              --
Issuance of common stock in a private
  placement offering, net of fees paid                1,260,000         12,600       1,587,916           --              --
Issuance of common stock warrants in a
  private placement offering                               --                        3,486,412           --              --

Warrants granted for issuance costs                        --         (186,207)           --             --


Net loss                                                   --       (5,130,136)           --             --              --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                         9,697,790   $     96,978    $ 19,230,767   $(13,655,145)           --
-----------------------------------------------------------------------------------------------------------------------------------


Issuance of common stock related to the
   settlement with Dade Behring                         100,000          1,000          99,000           --              --
Cumulative effect of a change in
   accounting principle for beneficial
   conversion of debt                                      --             --         1,130,384           --              --
Issuance of common stock related to the
   conversion of debt                                   110,000          1,100          48,948           --              --
Issuance of stock options to employees                     --             --           142,501           --              --
Issuance of common stock in lieu
  of cash payments                                       54,632            545          41,455           --              --
Net loss                                                   --             --              --     $ (2,198,821)           --
Foreign exchange loss                                      --             --              --                          (81,269)
-----------------------------------------------------------------------------------------------------------------------------------



BALANCE AT SEPTEMBER 30, 2001                         9,962,422   $     99,623    $ 20,693,055   $(15,853,966)        (81,269)
-----------------------------------------------------------------------------------------------------------------------------------



                                                             Treasury Stock            Total
Years ended September 30, 2001 and 2000                -----------------------      Stockholders'
                                                        Shares           Cost          Equity
====================================================================================================

Balance at September 30, 1999                          (100,000)   $    (89,637)   $  4,898,820

Exercise of common stock purchase warrants                 --              --           272,630
Exercise of stock options                                  --              --           340,791
Issuance of common stock settled in lieu of cash
  payments                                                 --              --           300,137
Issuance of common stock in a private
  placement offering, net of fees paid                     --              --         1,600,516
Issuance of common stock warrants in a
  private placement offering                               --              --         3,486,412
Warrants granted for issuance costs                        --              --          (186,207)

Net loss                                                   --              --        (5,130,136)
-----------------------------------------------------------------------------------------------

Balance at September 30, 2000                          (100,000)   $    (89,637)   $  5,582,963
-----------------------------------------------------------------------------------------------

Issuance of common stock related to the
   settlement with Dade Behring                            --              --           100,000
   accounting principle                                    --              --         1,130,384
Issuance of common stock related to the
   conversion of debt                                      --              --            50,048
Issuance of stock options to employees                     --              --           142,501
Issuance of common stock in lieu
  of cash payments                                         --              --            42,000
Net loss                                                   --              --        (2,198,821)
Foreign exchange loss                                      --              --           (81,269)
-----------------------------------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 2001                          (100,000)   $    (89,637)   $  4,767,806
-----------------------------------------------------------------------------------------------








                     See accompanying notes to consolidated financial statements

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


======================================================================================================================
Years ended September 30,                                                                   2001                 2000
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(2,198,821)           $(5,130,136)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
     Depreciation and amortization                                                        853,320              1,111,678
     Amortization of debt discount                                                        329,370                224,789
     Cumulative effect of a change in accounting principle                              1,130,384                   --
     Provision for inventory obsolescence                                                    --                 (174,623)
     Foreign exchange loss                                                                (81,269)                 3,993
     Loss on sale of property and equipment                                                13,175                   --
     Changes in operating assets and liabilities
       Accounts receivable                                                                347,947                (27,465)
       Inventories                                                                        413,816              1,651,367
       Prepaid expenses and other current assets                                           64,150                 94,633
       Checks issued against future deposits                                                 --                 (411,140)
       Accounts payable and accrued expenses                                             (740,603)               901,241
       Customer deposits                                                                  (81,239)              (225,013)
       Deferred revenue                                                                    10,253                 37,695
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in)  operating activities                              60,483             (1,942,981)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (84,211)              (356,659)
   Proceeds from sales of property and equipment                                          151,374                   --
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                               67,163               (356,659)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving line of credit                                             --               (3,169,589)
   Net repayments of subordinated note payable                                           (915,714)                  --
   Net proceeds from issuance of common stock in a private
     placement offering                                                                      --                1,600,516
   Net proceeds from issuance of warrants in a private
     placement offering                                                                      --                3,486,412
   Net proceeds from issuance of debt in a private
     placement offering                                                                      --                  938,596
   Exercise of stock options and warrants                                                    --                  613,421
-------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                             (915,714)             3,469,356
-------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                        --                    1,410
-------------------------------------------------------------------------------------------------------------------------
NET  INCREASE  IN CASH AND CASH EQUIVALENTS                                              (788,068)             1,171,126
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            1,460,446                289,320
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $   672,378            $ 1,460,446
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.     NATURE OF              Hemagen  Diagnostics,  Inc. (the "Company") is
       BUSINESS               a biotechnology  company that develops,
                              manufactures, and markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United
                              States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The
                              Company also manufactures and sells an FDA-cleared clinical chemistry analyzer ("The Analyst") used to measure important constituents in human and animal blood. The Company sells The Analyst through distributors servicing both the physician's office laboratory and veterinary markets.

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES

       Estimates and          The preparation of financial statements in
       Assumptions            conformity with accounting principles generally
                              accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




       Principles of          The accompanying consolidated financial
       Consolidation          statements include the accounts of the Company,
                              its wholly-owned subsidiary, Reagents
                              Applications, Inc. ("RAI") and its majority owned subsidiary, and Hemagen Diagnostics Commercio,
                              Importaco & Exporataco, Ltd. ("HDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

                              The Company has a 51% interest in HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Foreign Currency       The  financial  position and results of
       Translation            operations of HDC are measured using HDC's local
                              currency as the functional currency. Revenues and expenses of HDC have been translated into U.S.
                              dollars at average exchange rates prevailing during the year. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity.

       Cash Equivalents       The Company considers all investments with
                              original maturities of three months or less to be cash equivalents.

       Inventories            Inventories are stated at the lower of cost,
                              determined on a first-in, first-out basis, or market.

       Long-lived             The Company reviews the carrying values of its
       Assets                 long-lived assets, including goodwill, for
                              possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the review indicate that long-lived assets, including goodwill, are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows). This carrying amount would be reduced to fair value.

       Property and           Property and equipment are stated at cost.
       Equipment              Depreciation is provided on astraight-line basis
                              over the estimated useful lives of the related assets which range from 4 to 10 years.
                              Expenditures for repairs and maintenance are expensed as incurred.

       Other Assets           Other assets, net consists primarily of goodwill
                              resulting from the acquisition of RAI and is being amortized on a straight-line basis over 5 years.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Income Taxes           The Company follows the liability method of
                              accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be relized.

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

       Stock-Based            The Company accounts for stock-based employee
       Compensation           compensation  arrangements in accordance with the
                              provisions of Accounting Principles Bases Board
                              Opinion No. 25 (APB 25) Accounting for Stock
                              Issued to Employees, and complies with the disclosure provisions of Statement of Financial
                              Accounting Standard No. 123 (SFAS No. 123),
                              Accounting for Stock-Based Compensation. Under
                              APB 25, compensation expense is based on the difference, if any, on the date of grant, between the market value of the Company's stock and the exercise value of the option granted.

       Net Loss               The Company  follows  Statement  of  Financial
       Per Share of           Accounting  Standards  No. 128  (SFAS No. 128),
       Common Stock           Earnings  per  Share.  Under  SFAS  No. 128,
                              basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income
                              (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

2.     SIGNIFICANT            Weighted-average common share equivalents
       ACCOUNTING             outstanding at September 30, 2001 and 2000
       POLICIES               totaling 10,819,000 and 10,011,000 shares,
       (Continued)            respectively for currently outstanding stock
                              options, warrants and convertible debt were not included in the denominator for diluted income per share as their effect was anti-dilutive.



       Research and           All costs incurred to research, design and
       Development Costs      develop products are considered research and
                              development costs and are charged to expense as incurred.

       Reclassifications      Certain reclassifications have been made to the
                              2000 financial statements to conform to the 2001 presentation.

       New Accounting         In June 1998, the Financial Accounting Standards
       Pronouncements         Board issued SFAS No. 133, "Accounting for
                              Derivative Instruments and Hedging Activities"
                              ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.
                              Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================



2.     SIGNIFICANT            In July 2001, the Financial Accounting Standards
       ACCOUNTING             Board (FASB) issued SFAS 141, Business
       POLICIES               Combinations, and SFAS 142, Goodwill and
       (Continued)            Intangible Assets. SFAS 141 is effective for all
                              business combinations completed after June 30,
                              2001. SFAS 142 is effective for fiscal years
                              beginning after December 15, 2001; however,
                              certain provisions of this Statement apply to
                              goodwill and other intangible assets acquired
                              between July 1, 2001, and the effective date of
       New Accounting         SFAS 142. Major provisions of these Statements
       Pronouncments          and their effective dates for the Company are as
       (Continued)            follows:


                                -       All business combinations initiated
                                        after June 30, 2001, must use the
                                        purchase method of accounting. The
                                        pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

                                - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

                                - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.

                                - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                              The Company is currently reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the company's financial position or results of operations.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

3.     RELATED PARTY          William P. Hales, Redwood Holdings, Inc.
       TRANSACTIONS           and certain of Redwood Holdings, Inc. employees,
                              namely Jerry L. Ruyan, Thomas A. Donelan, and
                              Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999.

                              As part of the settlement agreement four of Hemagen's six directors resigned and were replaced by Jerry L. Ruyan, William P. Hales, Thomas A. Donelan, and Christopher P. Hendy. The new Board of Directors then elected Jerry L. Ruyan as Chairman and CEO and William P. Hales as President. Also, the four new directors purchased from the previous management all of their common shares totaling 777,801 at a price approximating market.

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


4.     INVENTORIES           Inventories consist of the following:

                             September 30,                                  2001                     2000
                             ----------------------------- ---------------------------- ----------------------------
                             Raw materials                            $2,404,437               $2,886,126
                             Work-in-process                             109,351                  371,845
                             Finished goods                            2,091,788                2,128,497
                             ----------------------------- ---------------------------- ----------------------------
                                                                       4,605,576                5,386,468

                             Less reserves                              (831,230)              (1,198,306)
                             ----------------------------- ---------------------------- ----------------------------
                                                                      $3,774,346               $4,188,162
                             ----------------------------- ---------------------------- ----------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


5.     PROPERTY AND          Property and equipment consist of the following:
       EQUIPMENT

                             September 30,                                          2001                      2000
                             ----------------------------------------- ---------------------- ----------------------

                             Furniture and equipment                          $7,472,998             $7,578,744
                             Leasehold improvements                              158,404                664,241
                             ----------------------------------------- ---------------------- ----------------------

                                                                               7,631,402              8,242,985
                             Less accumulated depreciation
                               and amortization                                5,405,309              5,163,515
                             ----------------------------------------- ---------------------- ----------------------

                                                                              $2,226,093             $3,079,470
                             ----------------------------------------- ---------------------- ----------------------

                             Depreciation and amortization expense relating to property and equipment was approximately $773,000 and $1,050,000 for the years ended September 30, 2001, and 2000, respectively.


6.     ACCOUNTS PAYABLE
       AND ACCRUED
       EXPENSES              Accounts payable and accrued expenses include the following:

                             September 30,                                          2001                   2000
                             ----------------------------------------- ---------------------- ----------------------

                             Accounts payable - trade                           $528,497               $862,299
                             Accrued professional fees                           296,042                323,094
                             Accrued royalties                                   252,365                242,876
                             Accrued vacation                                    134,306                123,785
                             Accrued closure provision                           146,478                878,906
                             Accrued other                                       296,742                395,613
                             ----------------------------------------- ---------------------- ----------------------

                                                                              $1,654,430             $2,826,573
                             ----------------------------------------- ---------------------- ----------------------


                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

7.     DEVELOPMENT           The Company entered into an agreement under which
       AND LICENSE           the Company  obtained  exclusive proprietary rights
       AGREEMENTS            to certain patents, licenses and technology to
                             manufacture, market and sell certain products.
                             Under the agreement, the Company is obligated to make quarterly royalty payments based on a percentage of sales of the defined products through August 31, 2004.

                             In addition, the Company entered into a
                             sublicense agreement whereby two license agreements related to certain Analyst(R) products were transferred to the Company. These license agreements, which contain provisions for royalty obligations based on production and net sales of certain products, expire in March 2000 and May 2005. Royalty expense recorded under the royalty agreement and the sublicense agreement amounted to approximately $48,000 and $201,000 during the years ended September 30, 2001 and 2000, respectively.

8.     SUBORDINATED          On November 9, 2000, the Company reached an
       NOTE PAYABLE          agreement with Dade Behring,  Inc. which provided
                             for the settlement of a $1,250,000 note payable.
                             The $1,250,000 note payable originated from the September 1, 1998 acquisition of the Analyst(R) product line from Dade Behring. This settlement agreement called for a payment of $800,000 in cash, a reduction of the outstanding balance by $200,000, a new note for $397,000 and 100,000 shares of Hemagen common stock. The note for $397,000 provides for interest to accrue at the rate of 10% per annum, with 24 monthly payments of $12,810 and a final payment of $134,112 due on November 15, 2002. The common shares were estimated to have a value of $100,000 based on the market price on November 9, 2000. The Company recorded the market value of the common shares as additional interest expense in the year ended
                             September 30, 2000. Under this agreement, Dade
                             Behring continues to provide production services to the Company. The balance outstanding of the note at September 30, 2001, is $281,326.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


9.  PRIVATE PLACEMENT         On May 24, 2000, the Company completed a private
       OFFERING               placement offering of senior subordinated secured
                              convertible notes in the amount of $6,315,000 with net proceeds of $6,025,524. The offering consisted of units of senior subordinated convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one
                              $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

                              The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of the notes outstanding at September 30, 2001, is $6,090,000. The unamortized discount on these notes equals $4,542,000 and $5,047,000 at September 30, 2001 and 2000,
                              respectively.

                              The Company adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments" during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in the private placement completed in May 2000, was increased by $1,130,384. In accordance with the EITF, this additional original discount was expensed in the current period and recognized as the cumulative effect of a change in accounting principle.

                              The senior subordinated secured convertible notes are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. The Company may force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the full face value of the notes plus accrued and unpaid interest. During the year ended September 30, 2001, the Company issued 110,000 shares of common stock in connection with the conversion of $225,000 of notes payable.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================




9.  PRIVATE PLACEMENT         In conjunction with the sale of the units,
       OFFERING               2,526,000 warrants were issued. The warrants
      (Continued)             issued allow the holder to purchase one share of
                              common stock at an exercise price of $2.75 at any time on or after April 30, 2001, through April 30, 2002. The Company may call the warrants for $0.10 per warrant at any time after April 30, 2001, provided that the closing bid price of the Company's common stock has exceeded $4.25 for ten consecutive business days. Using the Black-Scholes option pricing model the estimated fair value of the warrants was approximately $1.34 each or $3,384,840 in aggregate. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issue of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was also issued
                              75,800 shares at a value of $115,216. The cost of this offering was allocated between debt and equity.

10.    STOCKHOLDERS'
       EQUITY

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

       Accumulated            In 1999, the Company adopted Statement of
       Comprehensive          Financial Accounting Standards No. 130,
       Income                 "Reporting Comprehensive Income" (SFAS No. 130).
                              SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, until this year, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity.
                              Accumulated other comprehensive loss consists of foreign currency translation adjustments totaling
                              $81,269 at September 30, 2001.

       Common Stock           At September 30, 2001, 5,197,555 warrants at an
       Purchase               exercise price of $2.75 expiring at April 30,
       Warrants               2002, were outstanding. On February 28, 2001,
                              2,595,755 warrants at an exercise price of $2.75 expiring at February 28, 2001 were extended and now expire on April 30, 2002.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

       Common Stock           During the year ended September 30, 2000, warrants
       Purchase               for the purchase of 99,500 shares at a purchase
       Warrants               price of $2.75 per share were exercised. Also,
                              during the year ended September 30, 2000, warrants
                              for the purchase of an aggregate of 87,000 shares
                              of common stock at prices ranging from $2.00 to
       (Continued)            $2.50 expired.



10.    STOCKHOLDERS'          On February 27, 2001, at the Company's annual
       EQUITY                 meeting, the shareholders voted to approve the
       (Continued)            2001 Stock Option Plan.  The 2001 Stock Option
                              Plan  provides  for the grant of incentive and
                              nonqualified stock options for the purchase of an
                              aggregate of 1,000,000 shares of the Company's
                              common stock by employees, directors and
        Stock Options         consultants of the Company.  The Compensation
                              Committee of the Board of Directors is responsible for the administration of the Plan. The
                              Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock (110% for options granted to holders of more than 10% of the voting stock of the Company).

                              Prior to the establishment of the 2001 Stock
                              Option Plan, the Company granted certain stock options in accordance with the terms of the 1992 Stock Option Plan. The 1992 Stock Option Plan, as amended, provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The terms of the 1992 Stock Option Plan are generally the same as the 2001 Stock Option Plan as described above.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


10.    STOCKHOLDERS'
       EQUITY
       (Continued)

        Stock Options         On September 30, 1999, the Company's Board of
        (Continued)           Directors awarded options to the Company's
                              President and certain directors to purchase an aggregate of 1,732,014 shares of the Company's common stock at an exercise price of $1.36 per share, which represented the fair value of the common stock at that date. The director's options were granted to Redwood Holdings, Inc. which is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners of which are Jerry Ruyan (49.9%), Thomas A. Donelan (24.9%), and Christopher P. Hendy (24.9%). The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors. The options, which were not issued under the Plan, expire on September 30, 2009, and became exercisable on March 31, 2001.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

10.    STOCKHOLDERS'          Changes in all options outstanding are summarized
       EQUITY                 as follows:
       (Continued)


                                                                                                                Weighted -
         Stock Options                                                                                           Average
       (Continued)                                                                                              Exercise
                                                                                            Shares                Price
                                      ======================================================================================
                                      BALANCE, September 30, 1999                         2,209,189                 $1.42

                                         Granted                                            475,000                  1.59
                                         Exercised                                         (226,700)                 1.50
                                         Cancelled or expired                              (170,325)                 1.53
                                      --------------------------------------------------------------------------------------

                                      BALANCE, September 30, 2000                         2,287,164                  1.44

                                         Granted                                            425,000                  0.74
                                         Exercised                                               --                    --
                                         Cancelled or expired                              (135,304)                 1.52
                                      --------------------------------------------------------------------------------------

                                      BALANCE, September 30, 2001                         2,576,860                 $1.31
                                      --------------------------------------------------------------------------------------


                                      As of September 30, 2001, options for 2,236,360 shares were exercisable at prices ranging from $0.63 to $2.19 per share.

                                      The following table summarizes information about stock options outstanding at
                                      September 30, 2001:

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


10.    STOCKHOLDERS'
       EQUITY
       (Continued)                                                     Options Outstanding
                                                                       --------------------

       Stock Options
       (Continued)                                                                 Weighted-Average
                                                             Number Outstanding        Remaining         Weighted Average
                                       Range of Exercise      at September 30,     Contractual Life       Exercise Price
                                             Prices                 2001                (years)
                                      --------------------- --------------------- -------------------- ---------------------
                                             2.19                   58,850              0.6                   $2.19
                                             2.00                  225,996              2.4                    2.00
                                             1.75                    8,000              1.0                    1.75
                                             1.38                   10,000              4.0                    1.38
                                             1.36                1,732,014              8.0                    1.36
                                             1.25                   15,000              4.0                    1.25
                                             1.20                   74,500              1.3                    1.20
                                             1.00                   30,000              3.3                    1.00
                                             0.97                   50,000              3.3                    0.97
                                             0.83                   10,000              5.0                    0.83
                                             0.81                   20,000              9.4                    0.81
                                             0.75                   40,000              5.0                    0.75
                                             0.64                   30,000              4.6                    0.64
                                             0.63                  272,500              4.2                    0.63
                                      --------------------- --------------------- -------------------- ---------------------
                                         $0.63 to $2.19          2,576,860              6.5                   $1.31
                                      --------------------- --------------------- -------------------- ---------------------

                                                                       Options Exercisable
                                                                       -------------------

                                           Range of Exercise         Number Exercisable at      Weighted Average Exercise
                                                  Prices              September 30, 2001                  Price
                                      --------------------------- ------------------------------ ---------------------------
                                                  $2.19                      58,850                        $2.19
                                                   2.00                     212,996                         2.00
                                                   1.75                       8,000                         1.75
                                                   1.36                   1,732,014                         1.36
                                                   1.20                      74,500                         1.20
                                                   0.97                      25,000                         0.97
                                                   0.81                      20,000                         0.81
                                                   0.75                      40,000                         0.75
                                                   0.63                      65,000                         0.63
                                      --------------------------- ------------------------------ ---------------------------
                                            $0.63 to $2.19                2,236,360                        $1.40
                                      --------------------------- ------------------------------ ---------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

10.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options          The Company accounts for its stock-based
       (Continued)            compensation plan using the intrinsic value method
                              as prescribed in APB 25. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
                              No. 123, the Company's net loss and loss per common share would have been adjusted to the pro forma amounts indicated below:

                              Years ended September 30,                                   2001                2000
                              --------------------------------------------------------------------------------------

                              Net loss                     As reported             $(2,198,821)       $ (5,130,136)
                                                           Pro forma               $(2,388,878)       $ (5,218,792)

                              Loss per
                                common share:              As reported:
                                                             Basic                        (.23)               (.53)
                                                             Diluted                      (.23)               (.53)
                                                           Pro forma:
                                                             Basic                        (.24)               (.54)
                                                             Diluted                      (.24)               (.54)

                              In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: dividend yield of 0% for both years and expected volatility of 91% for 2001 and 51% for 2000, risk free rates of 5.4% in both 2001 and 2000, and expected lives of 5 years for both 2001 and 2000. The weighted average fair value of options granted during the years ended September 30, 2001 and 2000 was $0.50 and $0.66 per share, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


10.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Rights           In fiscal year 1999, the Company's Board of
       Purchase               Directors implemented a Stock Purchase Rights
       Agreement              Agreement (the "Agreement"). Under the Agreement,
                              as amended, the Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock.
                              Pursuant to a Board of Directors Resolution dated
                              September 30, 1999, William P. Hales, Jerry L.
                              Ruyan, Thomas A. Donelan, Christopher P. Hendy and
                              Redwood Holdings, Inc. are exempt under the Agreement. The Rights, which expire on January 27,
                              2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights.

       Reserved Shares        At September 30, 2001, the Company has reserved
                              12,492,496 shares of common stock for issuance upon exercise of outstanding common stock options, warrants and rights.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

11.    OTHER OPERATING
       COSTS

                              Other operating costs consist of the following:

                               Years ended September 30,                    2001                2000
                               -----------------------------------------------------------------------------
                              Severance pay related to facility
                              closure                                        -               $361,361
                              Other charges related to facility
                              closure                                        -                517,545
                              -----------------------------------------------------------------------------
                                                                             -               $878,906
                              -----------------------------------------------------------------------------

                              On April 19, 2000, the Company announced a plan to consolidate operations and close the Waltham, Massachusetts facility. The facility had served as the corporate office in addition to the manufacturing facility for blood-banking and ELISA products. In conjunction with this plan to close the facility, the Company recorded charges for severance costs, write down of equipment and leasehold improvements, lease obligations and moving costs. A provision of $361,361 was recognized for severance payments required for those Waltham-based employees that were terminated with the closure of the facility. Charges of $517,545 were recognized to provide for the write off of equipment and leasehold improvements and a provision for remaining lease obligations and office closure related costs. The actual costs incurred by the Company were $150,000 less than what was accrued at September 30, 2000, as a result of early release from a lease obligation.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

                              In connection with the closure of the Waltham facility, management terminated a contract to provide diagnostic kits to a major customer which had an original termination date of December 22, 2004. The customer has agreed to release the Company from its obligations under this contract. In 2000, the Company recorded an inventory reserve of approximately $48,000 related to the sale of the inventory. This adjustment was recorded in the fourth quarter of fiscal 2000.

12.    INCOME TAXES           Domestic and foreign income (loss) before income
                              taxes and minority interest in net income (loss) of consolidated subsidiary are as follows:

                              Years ended September 30,                2001                                 2000
                              --------------------------------------------------------------------------------------

                              Domestic                               (1,996,456)                       $(5,147,118)
                              Foreign                                  (206,577)                            16,982
                              --------------------------------------------------------------------------------------

                                                                     (2,203,033)                       $(5,130,136)
                              --------------------------------------------------------------------------------------


                              The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

                              Years ended September 30,                       2001                            2000
                              --------------------------------------------------------------------------------------

                              Federal tax (credit) at statutory rate         (749,031)               $  (1,744,247)
                              Operating loss generating no
                                current tax benefit                           749,031                    1,744,247
                              --------------------------------------------------------------------------------------

                                                                            $     -                  $          -
                              --------------------------------------------------------------------------------------

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================

12.    INCOME TAXES
       (Continued)                    Deferred tax assets (liabilities) are comprised of the following:

                                      September 30,                                               2001                2000
                                      --------------------------------------------------------------------------------------

                                      Net operating loss carryforwards                      $4,310,000          $3,502,000
                                      Inventory reserve                                        332,000             396,000
                                      Accounts receivable reserve                              244,000                 -
                                      Closure provision                                         59,000             247,000
                                      Other                                                    202,000              70,000
                                      --------------------------------------------------------------------------------------

                                      Total deferred tax assets                              5,147,000           4,321,000
                                      Basis difference in fixed assets                        (251,000)                 -
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                                4,896,000                  -
                                      Deferred tax asset valuation
                                        allowance                                           (4,896,000)         (4,321,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                               $       -           $       -
                                      --------------------------------------------------------------------------------------



                              The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

                              At September 30, 2001, the Company has
                              approximately $12,675,000 and $2,856,000 of
                              federal and state, net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2021. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================



13.    SIGNIFICANT SALES      During the year ended September 30, 2001,
       AND CONCENTRATION      the Company derived revenues from two
       OF CREDIT RISK         significant customers; $1,700,000 from one
                              customer and $1,482,000 from the other customer, representing 15% and 14% of total sales, respectively. In fiscal 2000, the Company derived revenues from a single customer totaling
                              $1,531,000 or 14% of total sales. Revenues derived from export sales amounted to approximately
                              $3,537,000, or 32% of total sales, in 2001 and $4,492,000, or 41% of total sales, in 2000. Export sales to Europe were approximately $1,991,000, or 18% of total sales, in 2001 and $2,014,000, or 18%
                              of total sales, in 2000. Export sales to South
                              America were approximately $1,013,000, or 9% of total sales, in 2001 and $1,321,000, or 12% of total sales, in 2000.


14.    GEOGRAPHICAL          The Company considers its manufactured kits, tests
       INFORMATION           and instruments as one operating segment, as
                             defined under Statement of Financial Accounting
                             Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                             The following table sets forth revenue and assets by geographic location.

                                                                  United*
                              Origin of revenues                  States             Brazil      Consolidated
                              --------------------------------------------------------------------------------------

                              SEPTEMBER 30, 2001:
                                 Revenues                      $10,067,897          $902,661      $10,970,558
                                 Long-lived assets               2,379,947            87,077        2,467,024
                              --------------------------------------------------------------------------------------

                              SEPTEMBER 30, 2000:
                                 Revenues                       $9,952,578        $1,043,026      $10,995,604
                                 Long-lived assets               3,325,585            75,097        3,400,682
                              --------------------------------------------------------------------------------------

                              *  Includes export sales to Europe of approximately $1,991,000 and $2,014,000 in 2001 and 2000, respectively.


                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


15.    COMMITMENTS            The Company leases certain office and minimum lease commitments under the noncancelable operating leases are as follows:


         Leases               Years ending September 30,                        2001                     2000
                              --------------------------------------- ------------------------ ---------------------
                              2002                                        $499,664               $  506,915
                              2003                                         242,343                  449,459
                              2004                                         228,930                  143,850
                              2005                                         212,633                  145,563
                              2006                                         200,843                  152,413
                              THEREAFTER                                   133,318                  282,563
                              --------------------------------------- ------------------------ ---------------------

                                                                        $1,517,731               $1,680,763
                              --------------------------------------- ------------------------ ---------------------

                              Rent expense approximated $564,000 and $585,000 in 2001 and 2000, respectively.

       Retirement Plan        The Company maintains a defined contribution
                              retirement plan, which qualifies under Section
                              401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The
                              Company's contributions to the Plan amounted to approximately $56,000 and $67,000 in fiscal 2001 and 2000, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================


15.    COMMITMENTS
       (Continued)

       Employment             As of September 30,  2001, the Company has one
       Contracts              executive employment agreement in effect. The
                              agreement provides for an aggregate base salary of $144,000 for fiscal 2001 and performance bonuses, as defined. The contract is effective throughout the executive's employment with the Company. The agreement further provides that, in the event the Company terminates the executive for defined reasons, the Company would be obligated to make a one-time severance payment equal to the executive's annual base salary.



16.    SUPPLEMENTAL
       DISCLOSURE OF CASH
       FLOWS INFORMATION

                              September 30,                                             2001
                              -------------------------------------------- -------------------

                              Cash paid for interest                                $522,124
                              Disclosure of non-cash investing
                                and financing activities:
                                Issuance of stock options to
                                employees in satisfaction of amounts
                                previously accrued                                   142,501
                                Issuance of 100,000 shares of
                                common stock in satisfaction of
                                debt due to Dade Behring                             100,000
                                Issuance of 110,000 shares of
                                common stock on the conversion
                                of debt                                               50,048
                                Issuance of 54,632 shares of
                                common stock in lieu of cash
                                payments                                              42,000
                                Fair value of warrants issued
                                  to non-employees                                         -
                              -------------------------------------------- -------------------
