Form 10QSB
period 2001-12-31
HEMAGEN DIAGNOSTICS INC
filed 2002-02-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware (State of Organization)	04-2869857 (I.R.S. Employer Number)

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

Yes   X          No

        As of December 31, 2001, the issuer had 9,983,979 shares of Common Stock, $0.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets;                             2
                 December 31, 2001 and
                 September 30, 2001

                 Consolidated Statements                                  4
                 Of Operations; three months ended
                 December 31, 2001 and 2000

                 Consolidated Statements                                  5
                 Of Cash Flows; three months
                 ended December 31, 2001 and 2000

                 Notes to Consolidated                                    6
                 Financial Statements

         Item 2. Management's Discussion and                              9
                 Analysis of Financial
                 Condition and Results of
                 Operations

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings.                                      13

         Item 6. Exhibits and Reports on Form 8-K.                       13

PART I  Financial Information

Item 1. Financial Statements
        --------------------

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    December 31,   September 30,
                                                        2001            2001
                                                    ------------   -------------
ASSETS

Current Assets:
  Cash and cash equivalents                         $   735,456     $   672,378
  Accounts receivable, less allowance for
    doubtful accounts of $647,000 and
    $611,000 at December 31, 2001 and
    September 30, 2001, respectively                  1,050,098       1,299,616
  Inventories                                         3,884,489       3,774,346
  Prepaid expenses and other current assets             181,352         113,226
                                                    -----------     -----------

          Total current assets                        5,851,395       5,859,566
                                                    -----------     -----------

Property and Equipment:
  Fixed assets                                        7,660,753       7,631,402
  Less accumulated depreciation                      (5,566,146)     (5,405,309)
                                                    -----------     -----------
                                                      2,094,607       2,226,093

Other assets, net                                       249,033         297,849
                                                    -----------     -----------

Total Assets                                        $ 8,195,035     $ 8,383,508
                                                    ===========     ===========

        See accompanying notes to consolidated financial statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   December 31,    September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2001            2001
                                                   ------------    -------------

Current Liabilities:

  Current portion of subordinated note
    payable                                        $    261,049    $    136,256
  Accounts payable and accrued expenses               1,794,231       1,654,430
  Deferred revenue                                      140,499         132,322
                                                   ------------    ------------

    Total current liabilities                         2,195,779       1,923,008

Long-Term Debt:
  Subordinated note payable,
    less current portion                                   --           145,070
  Senior subordinated secured convertible
    notes, net of unamortized discount
    of $4,437,540 and $4,542,376 at December 31,
    2001 and September 30, 2001, respectively         1,652,460       1,547,624

Commitments and Contingencies                              --              --

Stockholders' Equity

   Preferred stock, $0.01 par value -
     1,000,000 shares authorized;
     none issued                                           --              --
   Common stock, $.01 par value -
     30,000,000 shares authorized
     9,983,979 and 9,962,422 shares issued
     at December 31, 2001 and
     September 30, 2001, respectively,
     including shares held in treasury                   99,840          99,623
   Additional paid-in capital                        20,710,339      20,693,055
   Accumulated deficit                              (16,305,326)    (15,853,966)
   Accumulated other comprehensive
     loss - foreign currency
     translation loss                                   (68,420)        (81,269)
   Less treasury stock at cost;
     100,000 shares at December 31, 2001
     and September 30, 2001, respectively               (89,637)        (89,637)
                                                   ------------    ------------

         Total stockholders' equity
                                                      4,346,796       4,767,806
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $  8,195,035    $  8,383,508
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
Product sales revenue                              $ 2,218,440        2,971,134

Costs and expenses:
  Cost of product sales                              1,510,061        1,920,504
  Research and development                             101,464          109,121
  Selling, general and administrative                  815,660          944,728

  Operating loss                                      (208,745)          (3,219)

Other expenses, net                                   (242,615)        (195,319)
                                                   -----------      -----------
Net loss before cumulative effect of
  a change in accounting principle                    (451,360)        (198,538)

Cumulative effect of a change in
  accounting principle                                    --         (1,130,384)
                                                   -----------      -----------
Net loss                                           $  (451,360)     $(1,328,922)
                                                   ===========      ===========

Net Loss per share - basic and diluted:
  Loss from continuing operations                  $     (0.05)     $     (0.02)
  Cumulative effect of a change in
    accounting principle                           $       --       $     (0.12)
                                                   -----------      -----------
                                                   $     (0.05)     $     (0.14)

Weighted average shares used in the
  calculation of loss per share,
  basic and diluted                                  9,883,741        9,631,358
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                          Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                          2001         2000
                                                      -----------  ------------
Cash flows from operating activities:
  Net loss                                            $ (451,360)  $(1,328,922)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      184,857       236,693
      Amortization of debt discount                      104,836        66,052
      Cumulative effect of a change in
        accounting principle                                --       1,130,384
      Loss on sale of property and equipment               1,459          --
  Changes in operating assets and liabilities:
      Accounts and other receivables                     266,312        31,068
      Prepaid expenses and other current assets          (54,126)       68,025
      Inventories                                       (110,143)      224,503
      Accounts payable and accrued expenses              165,438      (475,682)

      Net cash provided by (used in)
        operating activities                             107,273       (47,879)
                                                      ----------    ----------

Cash flows from investing activities:
      Purchase of property and equipment                 (36,999)        --
      Proceeds from sale of property and equipment           192         --
                                                      ----------    ----------

          Net cash used in investing activities          (36,807)         --
                                                      ----------    ----------

Cash flows from financing activities:
      Net repayments under revolving line of credit         --        (672,167)
      Net repayments of subordinated note payable        (20,237)         --

          Net cash used in financing activities          (20,237)     (672,167)
                                                      ----------    ----------

Effects of foreign exchange rates                         12,849          --
                                                      ----------    ----------

          Net increase (decrease) in cash and
            cash equivalents                              63,078      (720,046)

Cash and cash equivalents at beginning of period         672,378     1,460,446
                                                      ----------    ----------

Cash and cash equivalents at end of period            $  735,456    $  740,400
                                                      ==========    ==========

          See accompanying notes to consolidated financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company’s 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. Management believes that the results of operations for the interim periods are not necessarily indicative of the results for the entire year.

NOTE B - NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three month periods ending December 31, 2001 and December 31, 2000. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 8,067,665 and 7,787,719 at December 31, 2001, and December 31, 2000, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE C - SHAREHOLDER’S EQUITY

During the three months ended December 31, 2001, the Company granted options for the purchase of 318,500 shares of Common Stock to employees at exercise prices varying between $0.78 to $0.80 per share, which represented the fair market value on the date of the grant. Also, during the three months ended December 31, 2001, options for the purchase of 25,250 shares of Common Stock expired. At December 31, 2001, options for the purchase of 2,870,110 shares of common stock with a weighted average exercise price of $1.25 are outstanding.

NOTE D - CONTINGENCIES

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the subject. The Company believes the claim is without merit and is evaluating the nature and extent of the response it will make to the suit. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement.

MANAGEMENT’S DISCUSSION AND ANALYSISOF
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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company which develops, manufactures, and markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer ("The Analyst®") used to measure important constituents in human and animal blood. The Company sells the Analyst both directly and through distributors servicing both the physicians’ office laboratory and veterinary markets. The Company was incorporated in the Commonwealth of Massachusetts in 1985 and reincorporated in the State of Delaware in 1992.

Results of Operations

The Three-Month Period Ended December 31, 2001
Compared to the Three-Month Period Ended December 31, 2000.

Revenues for the three month period ending December 31, 2001 decreased $753,000 (25%) to approximately $2,218,000 from approximately $2,971,000 for the same period ending December 31, 2000. This decrease is mainly attributed to:

  The elimination of approximately $215,000 of revenues resulting from the February 2001 termination of a contract manufacturing agreement with Carter Wallace.

  Lower sales to Roche Diagnostics, Inc. of approximately $190,000. Sales in the quarter ended December 31, 2000 included initial stocking orders. Currently sales of those products have leveled off and are not expected to return to the ramped up level of the first quarter ended December 31, 2000. The Company is evaluating other reagents that it can supply to Roche as a means of increasing those sales.

  Lower sales of Analyst products of approximately $293,000. In particular, sales of Analyst consumables to Human product distributor in the quarter ended December 31, 2000 were higher than normal. In addition, the distributor cut inventory levels in the period ended December 31, 2001.

In addition, the Company believes that there was a general slow down both in revenues and cash collections during the period following the events of September 11th.

Cost of product sales decreased twenty-one percent (21%) to approximately $1,510,000 from approximately $1,921,000 mainly as a result of decreased sales for the same period. Cost of product sales as a percentage of sales increased to 68% from 65%. This increase in cost of sales as a percentage of sales mainly resulted from lower production levels and less efficient manufacturing experienced with the lower level of sales in the current period, particularly at the Raichem division.

Research and development expenses for fiscal 2002 decreased seven percent (7%) from approximately $109,000 to approximately $101,000 primarily due to lower material costs and salary expenses in fiscal 2002.

The Company is currently working to complete several research and development programs including:

  The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.
  The launch of its Beta-2 Glycoprotein I test, as well as several other proprietary assays.
  The continuation of development of additional assays and reagents in its clinical chemistry reagent product line manufactured at its Raichem division and sold under the RAICHEM label.

Selling, general and administrative expenses for fiscal 2002 decreased approximately $129,000 (14%) to approximately $816,000 primarily due to reduced salary expense, legal and accounting expenses, consulting expenses, and royalty expenses associated with Analyst® product-line.

Net other expense increased to approximately $243,000 from approximately $195,000 due to an increase in interest expense. Net interest expense for fiscal 2002 was $229,000 as compared to $195,000 in fiscal 2001. This increased expense is mainly the result of the increased amortization associated with the senior subordinated secured convertible notes.

Net loss before the cumulative effect of a change in accounting principle for fiscal 2002 increased to approximately $451,000 compared to a net loss of approximately $199,000 the previous year primarily due to the reduction of revenues in the three month period ended December 31, 2001.

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

Liquidity and Capital Resources

At December 31, 2001, Hemagen had $735,000 of unrestricted cash, working capital of $3,656,000 and a current ratio of 2.7 to 1. In the period ended December 31, 2001, Hemagen had capital expenditures of $37,000 and has capital expenditures of approximately $60,000 planned for remainder of fiscal 2002.

During the period ended December 31, 2001, Hemagen provided cash of approximately $63,000. The cash generated resulted from $107,000 of cash provided by operating activities offset by $37,000 of cash used for capital expenditures and $20,000 of cash used for payment of the subordinated note payable to Dade Behring, Inc.

Hemagen believes that cash flow from operations and cash on hand at December 31, 2001 will be sufficient to finance its operations and capital expenditures for fiscal 2002, but Hemagen can give no assurance that it will have sufficient cash flow to finance operations. Hemagen may attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing or, if obtained, that such terms will be favorable to the company.

The Three-Month Period Ended December 31, 2001
Compared to the Three-Month Period Ended December 31, 2000.

Cash generated from operating activities during the three months ended December 31, 2001 increased to $107,000 from a $48,000 cash use in the three months ended December 31, 2000. This increase in cash generated is mainly attributed to changes in working capital items in 2001 as compared to 2000. Such changes, exclusive of non-cash adjustments to our net loss for depreciation, amortization and other items totaling $291,000, include an increase in cash by the lowering of receivables and by increasing accounts payable, accrued expenses, and customer deposits offset by higher inventory levels and an increase in prepaid expenses.

Cash used by investing activities totaled $37,000 in the three months ended December 31, 2001 as compared to no activity in the three months ended December 31, 2000. This increase in cash used is attributed to capital expenditures in the current period.

Cash used by financing activities totaled $20,000 in the three months ended December 31, 2001 as compared to $672,000 used in the three months ended December 31, 2000. This decrease in cash used is attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. in the three months ended December 31, 2001. In the three months ended December 31, 2000, a payment was made to Dade Behring, Inc. to restructure the subordinated note payable.

PART II - Other Information

Item 1:	Legal Proceedings

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the subject. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement. The Company believes the claim is without merit and is evaluating the nature and extent of the response it will make to the suit.

Item 6:	Exhibits and Reports on Form 8-K A. Exhibits None. B. Reports on Form 8-K None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2002 February 14, 2002	Hemagen Diagnostics, Inc. (Registrant) /s/William P. Hales William P. Hales President & Chief Operating Officer /s/Deborah F. Ricci Deborah F. Ricci Chief Financial Officer