Form 10QSB
period 2002-03-31
HEMAGEN DIAGNOSTICS INC
filed 2002-05-15
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware (State of Organization)	04-2869857 (I.R.S. Employer Number)

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

Yes   X          No

        As of March 31, 2002, the issuer had 10,138,907 shares of Common Stock, $0.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets;                             1
                  March 31, 2002 and
                  September 30, 2001

                  Consolidated Statements                                  3
                  Of Operations; three months and six months
                  ended March 31, 2002 and 2001

                  Consolidated Statements                                  4
                  Of Cash Flows; six months
                  Ended March 31, 2002 and 2001

                  Notes to Consolidated                                    5
                  Financial Statements

         Item 2.  Management's Discussion and                              7
                  Analysis of Financial
                  Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative                            12
                  Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       12

         Item 2.  Changes in Securities and Use of Proceeds               12

         Item 6.  Exhibits and Reports on Form 8-K                       12

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        March 31,  September 30,
                                                          2002          2001
                                                      ------------ -------------
ASSETS

Current Assets:
  Cash and cash equivalents                           $   542,300    $   672,378
  Accounts receivable, less allowance
    for doubtful accounts of $646,000
    and $611,000 at March 31, 2002 and
    September 30, 2001, respectively                    1,235,426      1,299,616
  Inventories                                           3,740,087      3,774,346
  Prepaid expenses and other current assets               194,308        113,226
                                                      -----------    -----------

    Total current assets                                5,712,121      5,859,566
                                                      -----------    -----------

Property and Equipment:
  Fixed assets                                          7,666,623      7,631,402
  Less accumulated depreciation                        (5,710,849)    (5,405,309)
                                                      -----------    -----------

                                                        1,955,774      2,226,093

Other assets                                              190,885        297,849
                                                      -----------    -----------

Total Assets                                          $ 7,858,780    $ 8,383,508
                                                      ===========    ===========

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2002               2001
                                                 ------------      ------------

Current Liabilities:

  Current portion of subordinated note payable     $  224,267        $  136,256
    Accounts payable and accrued expenses           1,508,628         1,654,430
  Deferred revenue                                    151,446           132,322
                                                 ------------        ----------

      Total current liabilities                     1,884,341         1,923,008
                                                 ------------        ----------

 Subordinated note payable                             --              145,070
 Senior subordinated secured convertible
   notes, net of unamortized discount of
   $4,297,933 and $4,542,376 at March 31,
   2002 and September 30, 2001, respectively        1,792,067         1,547,624
                                                 ------------        ----------

    Total liabilities                               3,676,408         3,615,702
                                                 ------------        ----------

Commitments and Contingencies                           --                --

Stockholders' Equity

  Preferred stock, no par value -
    1,000,000 shares authorized;
    none issued                                         --                --
  Common stock, $.01 par value -
    30,000,000 shares authorized;
    issued and outstanding: 10,138,907
    and 9,962,422 at March 31, 2002 and
    September 30, 2001, respectively                  101,389            99,623
  Additional paid-in capital                       20,909,308        20,693,055
  Accumulated deficit                             (16,669,456)      (15,853,966)
  Accumulative other comprehensive loss -
    foreign currency translation loss                 (69,232)          (81,269)
  Less treasury stock at cost;
    100,000 shares at March 31, 2002
    and September 30, 2001                            (89,637)          (89,637)
                                                 ------------        ----------

    Total stockholders' equity                      4,182,372         4,767,806
                                                 ------------        ----------

Total Liabilities and Stockholders' Equity       $  7,858,780        $8,383,508
                                                 ============        ==========

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended        Six Months Ended
                                ----------------------  -----------------------
                                 March 31,   March 31,   March 31,   March 31,
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  -----------
Revenues:
   Product sales                $2,599,075   3,189,704   4,817,516    6,160,838

Costs and expenses:
   Cost of product sales         1,669,858   2,175,559   3,179,920    4,096,063
   Research and development        125,774     100,427     227,238      209,548
   Selling, general and
     administrative                904,767     906,631   1,720,427    1,851,359
                                ----------  ----------  ----------  ------------
Operating Income (Loss)           (101,324)      7,087    (310,069)       3,868

Other expenses (income):
   Interest expense, net           266,932     184,665     496,144      379,631
   Other (income) expenses          (4,124)     14,771       9,279       15,124
                                ----------  ----------  ----------  ------------
Net loss before cumulative
  effect of a change in
  accounting principle            (364,132)   (192,349)   (815,492)    (390,887)

Cumulative effect of a change
  in accounting principle             --          --          --     (1,130,384)

Net loss                        $ (364,132) $ (192,349) $ (815,492) $(1,521,271)
                                ==========  ==========  ==========  ===========

Net Loss per share - basic
  and diluted:
  Loss from continuing
    operations                  $    (0.04) $    (0.02) $    (0.08) $     (0.04)
  Cumulative effect of a
    change in accounting
    principle                   $     --    $     --    $     --    $     (0.12)
                                ----------  ----------  ----------  ------------
                                $    (0.04) $    (0.02) $    (0.08) $     (0.16)
                                ==========  ==========  ==========  ===========
Weighted average shares used
  in the calculation of loss
  per share basic and diluted    9,974,509   9,707,218   9,929,125    9,668,871
                                ==========  ==========  ==========  ===========

                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              March 31,
                                                   -----------------------------
                                                        2002            2001
                                                   ------------     ------------
Cash flows from operating activities:
  Net loss                                         $  (815,491)     $(1,521,271)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                      363,050          483,585
    Amortization of debt discount                      244,443          144,871
    Cumulative effect of a change
      in accounting principle                             --          1,130,384
    Loss on sale of property and equipment               1,459             --
  Changes in operating assets and liabilities:
    Accounts and other receivables                     121,108         (151,070)
    Prepaid expenses and other current assets          (65,082)          75,006
    Inventories                                         34,259          194,051
    Accounts payable and accrued expenses               64,108         (172,066)
    Deferred revenue                                    17,124           (7,452)
    Customer deposits                                     --            (49,219)
                                                   -----------      -----------

      Net cash (used in) provided by
        operating activities                           (35,022)         126,819
                                                   -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                   (58,337)            --
  Proceeds from sale of property and
    equipment                                              192             --
                                                   -----------      -----------

      Net cash used in investing activities            (58,145)            --
                                                   -----------      -----------

Cash flows from financing activities:
  Repayments of subordinated note payable              (57,019)        (851,553)
  Exercise of stock options                              8,071             --
                                                   -----------      -----------

      Net cash used in financing activities            (48,948)        (851,553)
                                                   -----------      -----------

Effects of foreign exchange rate                        12,037             --
                                                   -----------      -----------

      Net decrease in cash and cash equivalents       (130,078)        (724,734)

Cash and cash equivalents at beginning of period       672,378        1,460,446
                                                   -----------      -----------

Cash and cash equivalents at end of
period                                             $   542,300      $   735,712
                                                   ===========      ===========
Supplemental disclosure of cash flow information:
  Stock issued                                     $   218,024      $   105,282
                                                   ===========      ===========
  Interest paid                                    $   251,702      $   261,149
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

NOTE B - NET INCOME PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2002 and March 31, 2001. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 11,162,665 and 10,941,215 at March 31, 2002 and March 31, 2001, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE C - SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2002, the Company granted options for the purchase of 421,500 shares of Common Stock to employees at exercise prices varying between $0.78 to $1.15 per share, which represented the fair market value on the date of the grant. Also, during the six months ended March 31, 2002, options for the purchase of 65,250 shares of Common Stock expired and options for the purchase of 13,000 shares of common stock with an exercise price of $0.62 were exercised. At March 31, 2002, options for the purchase of 2,920,110 shares of common stock with a weighted average exercise price of $1.24 were outstanding. The Company used an additional 163,613 shares of Common Stock in lieu of cash payments of which 115,948 were previously accrued from consulting services and 47,665 were compensation expenses.

NOTE D - CONTINGENCIES

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement. The Company believes the claim is without merit and is evaluating the nature and extent of the response it will make to the suit. Management is unable to predict at this time the final outcome of the URRMA suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows or financial position.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, write-offs of goodwill, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company, which develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. Hemagen also manufactures and sells “The Analyst®” an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood. The Company sells the Analyst both directly and through distributors servicing both the physicians’ office laboratories and veterinarians’ offices. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and was listed on public stock exchanges in 1993.

Results of Operations

The Three Month Period Ended March 31, 2002
Compared to the Three Month Period Ended March 31, 2001

Revenues for the three-month period ended March 31, 2002 decreased to approximately $2,599,000 from the same period ended March 31, 2001. This decrease is primarily attributed to:

·	Reduced sales of approximately $320,000 at the Company’s Raichem division. This reduction was a result of initial stocking orders of approximately $190,000 for certain products in the Roche Diagnostics supply agreement that were shipped in the prior year and one substantial annual customer order of approximately $150,000 that was in the prior period that has not been received in the current period.

·	Prior year sales included approximately $225,000 of inventory sell-off associated with the February 2001 termination of a contract manufacturing agreement with Carter Wallace.

·	Reduced sales at the Company’s Brazilian subsidiary. In the prior period, sales were $241,000 as compared to $164,000 in the current period. This decrease was caused by the timing of inventory shipments from the Company’s U.S. facilities.

Cost of product sales decreased four percent (4%) to approximately $1,670,000 from the same period last year. Cost of product sales as a percentage of sales decreased from 68% to 64%. This reduction of cost of sales mainly resulted from the impact of headcount reductions and cost savings efforts instituted by the Company including the closure of the Company’s facility located in Waltham, Massachusetts that was completed in April 2001.

Research and development expenses increased twenty-five percent (25%) to approximately $126,000 due to increased consulting and project costs.

The Company is currently working to complete several research and development programs including:

·	The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.

·	The launch of its Beta-2 Glycoprotein I test, as well as several other proprietary assays.

·	The continuation of development of additional assays and reagents in its clinical chemistry reagent product line manufactured at its Raichem division and sold under the RAICHEM label.

Selling, general and administrative (“SG&A”) expenses decreased slightly by approximately $2,000 for the quarter ended March 31, 2002.

Other expenses (income) increased 32% to approximately $263,000 in the quarter ended March 31, 2002 from the prior period, due to increased interest expense. Interest expense for the three months ended March 31, 2002, was $267,000 as compared to $185,000 in the three months ended March 31, 2001, as a result of the private placement offering completed in May 2000, in particular, the increase in the amortization of the debt discount. (See “Liquidity and Capital Resources”).

The net loss for the period was approximately $364,000 for the three months ended March 31, 2002 as compared to a net loss of approximately $192,000 in the prior period. This increase in the loss from the prior period is mainly attributed to lower sales volume offset by an improvement in our cost of sales and gross margin and interest income. This improvement is a result of our closing of the Waltham, Massachusetts facility, and the continuing efforts of management to improve the Company’s operations.

The Six Month Period Ended March 31, 2002 Compared to the Six Month Period Ended March 31, 2001

Revenues for the six month period ended March 31, 2002 decreased 22% to approximately $4,818,000 for the same period ended March 31, 2001. This decrease is primarily attributed to:

·	The elimination of approximately $441,000 of revenues resulting from the February 2001 termination of a contract manufacturing agreement with Carter Wallace.

·	Lower sales to Roche Diagnostics, Inc. of approximately $307,000. Sales in the period ended March 31, 2001 included initial stocking orders. Currently sales of those products have leveled off and are not expected to return to the ramped up level of the prior period. The Company is evaluating other reagents that it can supply to Roche as a means of increasing those sales.

·	Lower sales of Analyst products of approximately $299,000. In particular, sales of Analyst consumables to a Human products distributor in the prior period were higher than normal. In addition, the distributor cut inventory levels earlier in the current period, which caused a permanent reduction of the sales level to that distributor.

·	Reduced sales at the Company’s Raichem division mainly associated with one customer.

Cost of product sales decreased 22% to approximately $3,180,000. As a percentage of sales, cost of product sales remained at 66% of sales. The decrease in cost of product sales is attributed to the reduced level of sales offset by reductions in the Company’s overhead costs made as a result of headcount and facility consolidations made at the Company’s Columbia, Maryland facility.

Research and development expenses increased 8% to $227,000 as a result of additional consulting and project expenditures in the current period. For a detail of current research and development projects see the comparison of three month periods ended March 31, 2002 and 2001.

Selling, general and administrative expenses decreased 8% to approximately $1,720,000 due to reduced headcount and labor costs offset by higher legal and administrative expenses.

Other expenses (income) increased 28% to approximately $505,000 as a result of higher interest expense associated with the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

Net loss before the cumulative effect of a change in accounting principle for the six months ended March 31, 2002 was $815,000 as compared to approximately $391,000 in the same period last year. This increase in net loss is mainly attributed to the decrease in the sales volume and increased interest expense.

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

Liquidity and Capital Resources

At March 31, 2002, Hemagen had $542,000 of unrestricted cash, working capital of $3,828,000 and a current ratio of 3.0 to 1.

During the period ended March 31, 2002, Hemagen used $35,000 of cash for operating activities, combined with $58,000 on capital expenditures and $49,000 for financing activities. Capital expenditures of approximately $25,000 are planned for the remainder of fiscal 2002.

Hemagen believes that cash flow from operations and cash on hand at March 31, 2002 will be sufficient to finance its operations and capital expenditures for fiscal 2002, but Hemagen can give no assurance that it will have sufficient cash flow to finance operations ongoing. Hemagen may attempt to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the subordinated Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing or, if obtained, that such terms will be favorable to the company.

The Six Month Period Ended March 31, 2002 Compared
to the Six Month Period Ended March 31, 2001

Cash used in operating activities during the six months ended March 31, 2002 decreased to $35,000 from $127,000 of cash generated in the six months ended March 31, 2001. This decrease in cash is mainly attributed to the net loss from operations after adjusting for non-cash items such as depreciation, amortization and the cumulative effect of a change in accounting principle. The net loss after adjusting for non-cash items for the six months ended March 31, 2002 used cash of approximately $208,000 as compared to $238,000 of cash generated in the previous period.

Cash used in investing activities totaled $58,000 in the six months ended March 31, 2002 as compared to no activity in the six months ended March 31, 2001. This increase in cash used is attributed to capital expenditures in the current period.

Cash used in financing activities totaled $49,000 in the six months ended March 31, 2002 as compared to $852,000 used in the six months ended March 31, 2001. This decrease in cash used is attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. In the six months ended March 31, 2001, a payment of $800,000 was made to Dade Behring, Inc. to restructure the subordinated note payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe there is any major market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II  –  Other Information

Item 1.	Legal Proceedings for URRMA

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement. The Company believes the claim is without merit and is evaluating the nature and extent of the response it will make to the suit. Management is unable to predict at this time the final outcome of the URRMA suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows or financial position.

Item 2.	Changes in Securities and Use of Proceeds.
(c)	On February 13, 2002, the Registrant issued 115,948 shares of common stock to two former directors Thomas A. Donelan and Christopher P. Hendy as consideration for consulting services provided to the directors in fiscal year 2000. This stock compensation was approved by the shareholders at the annual shareholders meeting held on February 27, 2001. The issuance of the security was exempt from registration from the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

Item 6.	Exhibits and Reports on Form 8-K. None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

May 15, 2002 May 15, 2002	Hemagen Diagnostics, Inc. (Registrant) /s/William P. Hales William P. Hales President & Chief Executive Officer /s/Deborah F. Ricci Deborah F. Ricci Chief Financial Officer