Form 10QSB
period 2002-06-30
HEMAGEN DIAGNOSTICS INC
filed 2002-08-14
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware (State of Organization)	04-2869857 (I.R.S. Employer Number)

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

Yes   X          No

        As of June 30, 2002, the issuer had 10,149,591 shares of Common Stock, $0.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets;                                1
                 June 30, 2002 and
                 September 30, 2001

                 Consolidated Statements                                     3
                 Of Operations; three months and nine months
                 ended    June 30, 2002 and 2001

                 Consolidated Statements                                     4
                 Of Cash Flows; nine months
                 Ended June 30, 2002 and 2001

                 Notes to Consolidated                                       5
                 Financial Statements

         Item 2. Management's Discussion and                                 7
                 Analysis of Financial
                 Condition and Results of
                 Operations

         Item 3. Quantitative and Qualitative
                 Disclosures about Market Risk                              12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         12
         Item 2.  Changes in Securities and Use of Proceeds                 12
         Item 5.  Other Information                                         12
         Item 6.  Exhibits and Reports on Form 8-K                          13

PART I  - Financial Information

Item 1.   Financial Statements
          --------------------

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,   September 30,
                                                          2002        2001
                                                      -----------  -------------
ASSETS

Current Assets:
  Cash and cash equivalents                           $   378,475    $   672,378
  Accounts receivables, less allowance
    for doubtful accounts of $653,000
    and $645,000 at June 30, 2002 and
    September 30, 2001, respectively                    1,179,674      1,299,616
  Inventories                                           4,092,691      3,774,346
  Prepaid expenses and other current assets               163,921        113,226
                                                      -----------    -----------

          Total current assets                          5,814,761      5,859,566
                                                      -----------    -----------
Property and Equipment:
  Fixed assets                                          7,670,946      7,631,402
  Less accumulated depreciation                        (5,884,814)    (5,405,309)
                                                      -----------    -----------

                                                        1,786,132      2,226,093

Other assets                                              172,863        297,849
                                                      -----------    -----------

Total Assets                                          $ 7,773,756    $ 8,383,508
                                                      ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                        1

                   Hemagen DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30,     September 30,
                                                       2002           2001
                                                   ------------    -------------
Current Liabilities:
  Current portion of subordinated note payable     $    173,027    $    136,256
  Accounts payable and accrued expenses               1,652,486       1,654,430
  Deferred Revenue                                      132,503         132,322
                                                   ------------    ------------
    Total Current Liabilities                         1,958,016       1,923,008
                                                   ============    ============

  Subordinated note payable                                --           145,070
  Senior subordinated secured convertible
    notes, net of Unamortized discount of
    $4,146,767 and $4,542,376 at June 30,
    2002 and September 30,2001, respectively          1,943,233       1,547,624
                                                   ------------    ------------

  Total liabilities                                   3,901,249       3,615,702
                                                   ------------    ------------

Stockholders' Equity

  Preferred stock, no par value - 1,000,000
    shares authorized; none issued                         --              --
  Common stock, $.01 par value - 30,000,000
    shares authorized; issued and outstanding:
    10,149,591 and 9,962,422 at June 30, 2002
    and September 30,2001, respectively                 101,494          99,624
  Additional paid-in capital                         20,919,703      20,693,054
  Accumulated deficit                               (16,967,406)    (15,853,966)
  Accumulative other comprehensive loss-
    foreign currency translation loss                   (91,647)        (81,269)
  Less treasury stock at cost; 100,000
     shares at June 30, 2002 and
     September 30, 2001, respectively                   (89,637)        (89,637)
                                                   ------------    ------------
  Total Stockholder's Equity                          3,872,507       4,767,806
                                                   ============    ============

  Total Liabilities and Stockholder's Equity       $  7,773,756    $  8,383,508
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                                            2

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                            -------------------------  ------------------------
                              June 30,      June 30,    June 30,      June 30,
                                2002          2001        2002          2001
                            -----------   -----------  -----------  -----------
Revenues:

   Product sales             $2,359,847   $ 2,382,322   $7,177,363  $ 8,543,160

Costs and expenses:
   Cost of product sales      1,444,339     1,334,932    4,624,259    5,430,995
   Research and development     102,528        84,411      329,766      293,960
   Selling, general and
     administrative             828,388       830,134    2,548,815    2,681,493
                            -----------   -----------  -----------  -----------
Operating Income (loss)         (15,408)      132,845     (325,477)     136,712

Other expenses:
   Interest expense, net        281,580       197,138      777,724      576,769
   Other expenses                   962        76,916       10,241       92,040
                            -----------   -----------  -----------  -----------
Net loss before cumulative
  effect of a change in
  accounting principle         (297,950)     (141,209)  (1,113,442)    (532,097)
                            -----------   -----------  -----------  -----------
Cumulative effect of a
  change in accounting
  principle                        --            --           --     (1,130,384)
                            -----------   -----------  -----------  -----------

Net loss                     $ (297,950)  $  (141,209) $(1,113,442) $(1,662,481)
                            ===========   ===========  ===========  ===========
Net Loss per share -
  basic and diluted:
    Loss from continuing
    operations              $     (0.03)  $     (0.01) $     (0.11) $     (0.05)
    Cumulative effect
     of a change in
     accounting principle   $       --    $       --   $       --   $     (0.12)
                            -----------   -----------  -----------  -----------
                            $     (0.03)  $     (0.01) $     (0.11) $     (0.17)
                            ===========   ===========  ===========  ===========
Weighted average shares
  used in the calculation
  of loss per share
  basic and diluted          10,044,457     9,807,662    9,967,569    9,715,162
                            ===========   ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements.

                                        3

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Nine Months Ended
                                                              June 30,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------   ------------
Cash flows from operating activities:
  Net loss                                           $(1,113,442)   $(1,662,481)
  Adjustments to reconcile
    net loss to net cash provided
    by operating activities:
    Depreciation and amortization                        555,038        663,456
    Amortization of debt discount                        395,609        233,338
    Cumulative effect of a change in
      accounting principle                                  --        1,130,384
    Loss on sale of property and equipment                 1,459         13,175
  Changes in operating assets and liabilities:
    Accounts and other receivables                       176,860        472,364
    Prepaid expenses and other current assets            (36,695)        44,090
    Inventories                                         (318,345)       (69,894)
    Accounts payable and accrued expenses                218,466       (322,300)
    Deferred revenue                                         181           (587)
    Customer deposits                                       --          (81,239)
                                                      -----------    -----------

      Net cash (used in) provided
        by operating activities                         (120,869)       420,306
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (62,660)       (27,147)
  Proceeds from sale of property and equipment               192        151,374
                                                      -----------    -----------

      Net cash used in investing activities              (62,468)       124,227
                                                      -----------    -----------

Cash flows from financing activities:
  Repayments of subordinated note payable               (108,259)      (894,041)
  Exercise of stock options                                8,071           --
                                                      -----------    -----------

       Net cash used in financing activities            (100,188)      (894,041)
                                                      -----------    -----------

Effects of foreign exchange rate                         (10,378)          --
                                                      -----------    -----------

       Net decrease in cash and cash equivalents        (293,903)      (349,508)

Cash and cash equivalents at beginning of period         672,378      1,460,446
                                                      -----------    -----------

Cash and cash equivalents at end of
period                                               $   378,475    $ 1,110,938
                                                     ===========    ===========

Supplemental disclosure of cash
  flow information:
  Stock issued in satisfaction
  of consulting loan
  restructuring and director's
  fees                                               $   228,521    $   192,048
                                                     ===========    ===========

   Interest paid                                     $   376,301    $   393,289
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                        4

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

NOTE B- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2002 and June 30, 2001. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 8,566,910 and 10,769,215 at June 30, 2002 and June 30, 2001, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE C - SHAREHOLDERS’ EQUITY

During the nine months ended June 30, 2002, the Company granted options for the purchase of 421,500 shares of Common Stock to employees at exercise prices varying between $0.78 to $1.15 per share, which represented the fair market value on the date of the grant. Also, during the nine months ended June 30, 2002, options for the purchase of 65,250 shares of Common Stock expired and options for the purchase of 13,000 shares of common stock with an exercise price of $0.62 were exercised. At June 30, 2002, options for the purchase of 2,920,110 shares of common stock with a weighted average exercise price of $1.24 were outstanding. The Company issued an additional 174,169 shares of common stock in lieu of cash payments, of which 120,948 shares of common stock for consulting services recorded and previously accrued at $174,950 and 53,221 shares of common stock were for director’s compensation with a value of $45,498. On April 30, 2002, 2,595,755 warrants at an exercise price of $2.75 expired.

NOTE D - CONTINGENCIES

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement. The Company responded to the claim and filed a counter claim for $30,614,730 Cdn on June 10, 2002. Management is unable to predict at this time the final outcome of the URRMA suit or whether the resolution of the matter could materially affect the Company’s results of operations, cash flows or financial position.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, relocation expenses, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, the inability of particular products to support goodwill allocated to them, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company, which develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks. Internationally, the Company sells its products primarily through distributors. Hemagen also manufactures and sells the Analyst an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood and the Endochek a clinical chemistry analyzer used to measure important constituents in animal blood. The Company sells the Analyst both directly and through distributors servicing both the physicians’ office laboratories and veterinarians’ offices while the Endochek is sold only to veterinarians’ offices. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and went public in 1993.

Results of Operations

The Three Month Period Ended June 30, 2002
Compared to the Three Month Period Ended June 30, 2001

Revenues for the three month period ending June 30, 2002 decreased $22,000 (1%) to approximately $2,360,000 from approximately $2,382,000 for the same period ending June 30, 2001. Sales for the current period represent reduced sales at the Company’s Raichem division offset by sales of the Endochek product line that was purchased in December 2001.

Cost of product sales increased eight percent (8%) to approximately $1,444,000 from approximately $1,335,000 in the same period last year despite the slight decrease in sales for the applicable period. Cost of product sales as a percentage of sales increased from 56% to 61%. This increase of cost of sales mainly resulted from higher costs associated with the Analyst product line and costs at the Raichem division as a result of lower production efficiencies.

Research and development expenses increased twenty-two percent (22%) to approximately $103,000 from approximately $84,000, due to the timing of expenditures, and temporary labor being used at the Raichem division.

The Company is currently working to complete several research and development programs including:

  The completion of clinical trials and the submission of applications to the FDA to market new blood banking products.

  The continuation of the development of additional assays and reagents to fill its clinical chemistry reagent product line sold under the RAICHEM label.

Other expenses increased to approximately $283,000 in the quarter ended June 30, 2002 from approximately $274,000 (3%) in the prior period, attributed to increased interest expense. Interest expense for the three months ended June 30, 2002, was $282,000 as compared to $197,000 in the three months ended June 30, 2001, the increase in interest expense resulted from the amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

The net loss for the period was approximately $298,000 for the three months ended June 30, 2002 as compared to a net loss of approximately $141,000 in the prior period. The increase in the net loss from the prior period resulted from lower sales and gross margin in the current quarter.

The Nine Month Period Ended June 30, 2002
Compared to the Nine Month Period Ended June 30, 2001

Revenues for the nine month period ending June 30, 2002 decreased to approximately $7,177,000 from approximately $8,543,000 (16%) for the same period ending June 30, 2001. This decrease is attributed to:

  Reduced sales of approximately $640,000 at the Company’s Raichem division. This reduction was a result of initial stocking orders of approximately $400,000 for certain products in the Roche Diagnostics supply agreement that were shipped in the prior year. Also, one substantial annual customer order of approximately $150,000 that was produced in the prior period, has not been received in the current period, and a decrease in sales to Raichem’s foreign distributors.

  Prior year sales included approximately $435,000 of inventory sell-off associated with the February 2001 termination of a contract manufacturing agreement with Carter Wallace.

  Reduced sales of the Company’s autoimmune and infectious disease product line, including the Company’s Brazilian operations, of approximately $275,000.

Cost of product sales decreased to approximately $4,624,000 from approximately $5,431,000 (15%). As a percentage of sales, cost of product sales remained 64% of sales as compared to the same period last year.

Research and development expenses increased to $330,000 from $294,000 (12%) as a result of additional consulting and project expenditures in the current period. For a detail of current research and development projects see the comparison of three month periods ended June 30, 2002 and 2001.

Selling, general and administrative expenses decreased to approximately $2,549,000 from approximately $2,681,000 (5%), due to reduced administrative expenses in fiscal 2002.

Other expenses increased to approximately $788,000 from approximately $669,000 (18%) during the same period last year. The increase is a result of higher interest expense associated with the amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

Net loss before the cumulative effect of a change in accounting principle for the nine months ended June 30, 2002 was $1,113,000 as compared to approximately $532,000 in the same period last year. This reduction is attributed to a decrease in the sales volume and gross margins and the increase in interest expense.

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

Liquidity and Capital Resources

At June 30, 2002, the Company had $378,000 of unrestricted cash, working capital of $3,857,000 and a current ratio of 3.0 to 1.

During the period ended June 30, 2002, Hemagen used $121,000 of cash for operating activities, $62,000 on capital expenditures and $100,000 for financing activities. Capital expenditures of approximately $15,000 are planned for remainder of fiscal 2002.

Hemagen believes that cash flow from operations and cash on hand at June 30, 2002 will be sufficient to finance its operations and capital expenditures for fiscal 2002, but Hemagen can give no assurance that it will have sufficient cash flow to finance operations ongoing. Hemagen is attempting to secure a traditional working capital revolving line of credit for up to $1 million. The Senior Secured Subordinated Convertible Notes provide for Hemagen to secure such financing by allowing the lender to obtain a first lien on all assets of Hemagen ahead of the Subordinated Note holders in an amount not to exceed $1 million. Hemagen can give no assurance that it will be able to obtain such financing or, if obtained, that such terms will be favorable to the company.

The Nine Month Period Ended June 30, 2002 Compared to
the Nine Month Period Ended June 30, 2001

Cash used in operating activities during the nine months ended June 30, 2002 was approximately $121,000 as compared to cash generated in the nine months ended June 30, 2001. This decrease in cash generated is mainly attributed to the net loss from operations after adjusting for non-cash items such as depreciation, amortization and the cumulative effect of a change in accounting principle. The net loss after adjusting for non-cash items for the nine months ended June 30, 2002 used cash of approximately $161,000 as compared to $378,000 of cash generated in the previous period.

Cash used in investing activities totaled $62,000 in the nine months ended June 30, 2002 as compared to cash generated of $124,000 in the nine months ended June 30, 2001. This increase in cash used is attributed to capital expenditures in the current period as compared to the disposal of assets in the prior period.

Cash used in financing activities totaled $100,000 in the nine months ended June 30, 2002 as compared to $894,000 used in the nine months ended June 30, 2001. This decrease in cash used is attributed to the scheduled payments required for the subordinated note payable to Dade Behring Inc. In the nine months ended June 30, 2001 a payment of $800,000 was made to Dade Behring, Inc. to restructure the subordinated note payable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe there is any major market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - Other Information

Item 1.    Legal Proceedings for URRMA

On February 7, 2002, URRMA Biopharma, Inc. filed suit against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks $32,000,000 Cdn for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement. The Company responded to the claim and filed a counter suit for $30,614,730 Cdn on June 10, 2002. Management is unable to predict at this time the final outcome of the URRMA suit or whether the resolution of the matter could materially affect the Company’s results of operations, cash flows or financial position.

Item 2.     Changes in Securities and Use of Proceeds.

(c)	On February 13, 2002, the Registrant issued 115,948 shares of common stock to two former directors Thomas A. Donelan and Christopher P. Hendy as consideration for consulting services provided by the directors in fiscal year 2000. This stock compensation was approved by the shareholders at the annual shareholders meeting held on February 27, 2001. The issuance of the security was exempt from registration from the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

Item 5.    Other Information.

Hemagen's Annual Meeting of Shareholders was held on February 27, 2002. Each of the following matters was voted upon and approved by Hemagen's shareholders as indicated below:

(1)   Election of the following two directors:

       Howard F. Curd        7,370,618 votes for, 128,630 votes against, and zero abstentions.

William P. Hales 7,372,758 votes for, 126,490 votes against, and zero abstentions.

(2) Ratification of appointment of Grant Thornton, LLP as Hemagen's independent public accountants for fiscal year 2003, 7,469,941 votes for, 15,532 votes against, and 13,775 abstentions

Item 6.    Exhibits and Reports on Form 8-K.

Exhibit 99.1 Certification of Chief Executive Officer Exhibit 99.2 Certification of Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

August 14, 2002 August 14, 2002	Hemagen Diagnostics, Inc. (Registrant) /s/William P. Hales William P. Hales President & Chief Executive Officer /s/Deborah F. Ricci Deborah F. Ricci Chief Financial Officer