Form 10KSB
period 2002-09-30
HEMAGEN DIAGNOSTICS INC
filed 2002-12-27
CIK 892822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002
                         Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                 04-2869857
         -----------------------------------------------------------------
           (State or Other Jurisdiction                 (I.R.S. employer
         of Incorporation or Organization)             identification No.)

     9033 Red Branch Rd., Columbia, MD                                 21045
     -------------------------------------------------------------------------
   (Address of Principal Executive Offices)                          (Zip Code)

                                 (443) 367-5500
                                 --------------
                (Issuer's telephone number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock and Common Stock Warrants expiring April 30, 2003.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         The registrant had revenues of $ 9,499,532 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 24, 2002, was $1,818,874. As of December 24, 2002, 10,104,855 shares Common Stock and 2,601,800 common stock warrants expiring April 30, 2003 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement filed with the Commission for its 2003 Annual Meeting are incorporated by reference in Parts II & III as specified.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                                                         Page
                                                                                                         ----
PART I
Item   1.   Description of Business.....................................................................   3
Item   2.   Description of Property.....................................................................  10
Item   3.   Description of Legal Proceedings............................................................  11
Item   4.   Submission of Matters to a Vote of Security Holders.........................................  11

PART II
Item   5.   Market For Registrant's Common Equity and Related Stockholder Matters.......................  11
Item   6.   Management's Discussion and Analysis or Plan of Operation...................................  13
Item   7.   Financial Statements........................................................................  16
Item   8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......  16

PART III
Item   9.   Directors, Executive Officers, etc..........................................................  16
Item  10.   Executive Compensation......................................................................  16
Item  11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Meeting.............................................................  16
Item  12.   Certain Relationships and Related Transactions..............................................  16
Item  13.   Exhibits, List and Reports on Form 8-K......................................................  16
Item  14.   Controls and Procedures.....................................................................  18

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

ITEM 1.  DESCRIPTION OF BUSINESS

    Hemagen Diagnostics, Inc. develops, manufactures, and markets propriety medical diagnostic kits used to aid in the diagnosis of certain autoimmune diseases, infectious diseases, general health assessment and for research purposes. Hemagen was established and incorporated in 1985 in Massachusetts and in 1992 reincorporated in Delaware. Today, Hemagen offers more than 150 diagnostic test kits that have been cleared by the United States Food and Drug Administration (FDA) for sale in the United States. Hemagen focuses on niche market that offers the greatest market potential.

    Hemagen is organized in three product line divisions:

         - Its clinical chemistry reagent manufacturer division called Reagents Applications, Inc.;

         - A clinical chemistry analyzer division that markets the Analyst(R) Benchtop Clinical Chemistry Analyzer and the Endocheck(TM) Plus Chemistry Analyzer;

         - An autoimmune and infectious disease test kit division called Virgo(R) that offers a complete range of assays on a variety of platforms.

    Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. in 1996. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro use in hospitals, clinics, physicians' office laboratories, and reference laboratories. These products are sold directly under the Raichem(R) label or private label for several large domestic and international customers. Most of the reagents manufactured by RAI can be used in both small, manual clinical chemistry analyzers and large, automated, high volume clinical chemistry analyzers. RAI leading reagents are Creatinine Kinase (CK), Cholesterol, CO(2), triglycerides, and amylase. In December 1999, RAI signed an exclusive supply agreement with Roche Diagnostics, Inc., to provide reagents for Roche's Cobas Mira(R) instrument in the United States. This exclusive agreement was renewed in December 2002 and has a termination date of December 2006. Sales resulting from this exclusive agreement with Roche Diagnostics, Inc. were approximately $1,306,000 and $1,700,000 in the years ending September 30, 2002 and September 30, 2001, respectively. RAI foreign sales were approximately $1,476,000 in the year ending September 2002, and mainly represent sales to foreign OEM's and distributors.

    In September 1998, Hemagen acquired the Analyst(R), a Clinical Chemistry Analyzer business from Dade Behring, Inc. The Analyst is a patent protected, low cost, bench top clinical chemistry instrument and reagent system. The Analyst instrument runs general chemistry profiles for the human and veterinary markets using proprietary consumable rotors that are manufactured by Hemagen at its Columbia, Maryland facility. The Analyst is cleared by the FDA for marketing in the United States to physician office laboratories. In addition to offering the Analyst, Hemagen has been seeking out either distribution rights or other complimentary products for these markets and in December 2002 acquired the Endocheck,(TM) a veterinary chemistry analyzer. Today, Hemagen estimates that its customer base for the Analyst is split evenly between physician office laboratory practices and veterinary practices.

    Hemagen's Virgo(R) product line division includes autoimmune and infectious disease diagnostic test kits manufactured for use on a variety of automated platforms. In 1995, Hemagen completed the acquisition of a line of diagnostic test kits using immunoflourescence from Schiaparelli Biosystems, Inc. These assays were sold under the trade name Virgo(R) and represented a comprehensive offering of immunoflourescence tests. In addition to the acquired immunoflouresence tests, Hemagen from its inception in 1985 has developed a comprehensive line of diagnostic kits based on hemagglutination and enzyme-linked immunosorbence (called ELISA or EIA) technologies for their platforms. The Virgo product-line is marketed directly to the largest reference laboratories, hospitals, universities and the like in the United States. Internationally, there are approximately 20 distributors that market the Virgo(R) product line. Hemagen also markets the Virgo(R) product line in South America through its majority owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company. HDC completes light assembly of certain products and distributes the Virgo autoimmune and infectious disease line throughout South America.

RECENT DEVELOPMENTS

New management assumed control of Hemagen following the successful conclusion of a consent the solicitation of shareholder votes to gain control of the Board of Directors on September 30, 1999. New management has taken the following actions over the past three fiscal years:

         - On September 26, 2002, Hemagen put in place a traditional working capital line of credit facility for one million dollars. This line of credit will provide the company with greater flexibility to pursue new growth opportunities and realize efficiencies in its operations.

         - Established an in-house marketing and sales force to manage Hemagen, Virgo and Analyst sales. Developed new marketing programs for the Analyst in the veterinary market.

         - In December 2001, Hemagen acquired substantially all of the assets of Kalisto Biologicals, Inc. Kalisto manufactured and marketed a clinical chemistry analyzer called the Endochek(TM), that is used to measure essential constituents in animal blood. The Endochek is now marketed by Hemagen as an alternative to the Analyst(R) and is used to reach more price sensitive veterinary practices than those that would normally purchase the Analyst. During the first half of fiscal 2002, the Endochek manufacturing of reagents were successfully relocated to Hemagen's Columbia, MD facility with no required addition to head count or fixed costs at the facility.

         - Consolidated operations in fiscal 2001, closing the Waltham, Massachusetts facility, moving the administrative operations and certain production to Hemagen's Columbia, Maryland facility. Certain unprofitable product lines were discontinued.

         - In May 2000, Hemagen raised $6,315,000 in an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants. Proceeds of this offering were used to pay off a revolving line of credit in May of 2000 and to provide working capital to Hemagen.

         - Hemagen has reduced headcount by approximately 37%, from 98 employees as of September 30, 1999, to 62 as of September 30, 2002. Management believes that the reduction in the number of employees has had no impact on operations.

TECHNOLOGY

The presence and concentration of certain antibodies in human blood can assist physicians in the diagnosis of certain diseases. Hemagen's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that reacts with a particular antibody in a manner, which, in the proper environment, is detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen's hemagglutination, ELISA and immunofluorescence assays are three examples of such amplification. Hemagen's blood chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

Hemagen relies upon proprietary technologies in the manufacture of its diagnostic assay kits. These technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of Hemagen's hemagglutination assays, and proprietary methods to prepare antigens for its ELISA assays. Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998.

Clinical Chemistries

Hemagen produces a line of general clinical chemistry reagents utilizing colorimetric, turbidometric and enzymatic procedures. These chemistry reagents are those most commonly performed in clinical laboratories as general health screening tests and in the identification of diseases. These tests can be performed using a broad range of automated and semi-automated instruments that are typically used by clinical laboratories.

Analyst Instrument System

The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst uses as a consumable rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Five types of rotors providing a variety of clinical chemistry tests, all cleared for marketing by the FDA, are currently on the market. The Analyst instrument has been designated by the FDA as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories.

Immunofluorescence

Hemagen's immunofluorescence tests utilize a fluorescent microscope. Mammalian cells grown on microscope slides are treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical is added to the slide that binds to the organism and the antibody, if present. When the slide is illuminated with light at a specific wavelength in the microscope, the chemically-treated cells will appear fluorescent, indicating a positive test result. If the patient did not have the appropriate antibody, no fluorescence will appear producing a negative test result.

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

CURRENT PRODUCTS

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

Analyst(R) System Products

Hemagen currently markets four FDA approved rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells a general chemistry rotor specifically designed for the veterinary marketplace called the VET-16.

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

Hemagglutination Assays

Hemagen believes that it manufactures and markets the only commercially available hemagglutination kits that test for antibodies to antigens present in the nucleus of a cell referred to as extractable nuclear antigens, or ENAs, which are markers of certain autoimmune diseases. Each of Hemagen's hemagglutination assays is based on Hemagen's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. Hemagen's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf-life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

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

DISTRIBUTION AND MARKETING

General

In the United States, Hemagen, excluding the RAI division, sells its products directly to clinical laboratories, hospitals, veterinary offices, and research organization. Internationally, Hemagen sells its products primarily through distributors. Hemagen grants distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with approximately 35 distributors and its products have been sold in over 20 countries.

The RAI division mainly sells it products to OEM suppliers and distributors. In December 1999, Hemagen's RAI division signed a thirty six month supply agreement with Roche Diagnostics, Inc. to supply reagents to be used with Roche's COBAS MIRA(R) instrument. In December 2002, RAI signed a second supply agreement with Roche that expires in December 2006. The agreement provides that RAI will be the exclusive supplier of certain reagents for the COBAS MIRA in the United States. In fiscal 2002 and 2001, sales to Roche were approximately $1,306,000 and $1,700,000, respectively. Roche Diagnostics Inc., accounted for approximately 14% and 15% of Hemagen's revenues for fiscal years ended September 30, 2002 and 2001, respectively.

In fiscal 2001, Hemagen manufactured products on a private-label basis for Carter-Wallace, Wampole Laboratories pursuant to a supply agreement and Carter-Wallace distributed the Analyst product line to physician office laboratories in the United States. During fiscal year 2002, Carter-Wallace, Wampole Laboratories was sold and became MedPointe, Inc. All sales to Medpointe, Inc. in fiscal year 2002 resulted from the non-exclusive distribution of the Analyst product line to the physician office laboratories in the United States. MedPointe, Inc. accounted for approximately 11% and 14% of Hemagen's revenue for the fiscal years ended September 30, 2002 and 2001, respectively. In February 2001, Hemagen and MedPointe Inc. agreed to terminate a private-label supply agreement. This supply agreement accounted for sales of $435,000 in the fiscal year ended September 30, 2001. Hemagen terminated the private-label supply agreement because of the high production costs incurred by Hemagen in producing this product. At this time, management believes the distribution agreement for the Analyst which is currently a non-exclusive agreement will continue.

Hemagen markets its Virgo product line in South America through HDC. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle the light assembly work, shipping, and technical support for the products. In fiscal year 2002, and 2001, Hemagen derived product sales through HDC of $ 823,000 and $855,000, respectively.

PRODUCTS UNDER DEVELOPMENT

Hemagen is presently developing new products in the areas described below. Hemagen spent approximately $407,000 and $387,000 on research and development for the fiscal years ended September 30, 2002, and 2001, respectively.

Clinical Chemistry Reagents

Hemagen continues to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label. In August 2002, RAI received FDA clearance for a new High Sensitivity CRP reagent.

Analyst

The research and development focus for the Analyst product line has been in the evaluation of complimentary products for Hemagen to distribute. In fiscal year 2002, research and development efforts were focused on evaluating these complimentary products and on improving the performance of the reagents that are used with the Endochek system.

Autoimmune and Infectious Disease Test Kits

Hemagen's efforts in this area have been focused on developing new ELISA kits for the autoimmune market; in particular tests for antiphospholipid syndrome tests.

MANUFACTURING AND SOURCES OF SUPPLY

Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst and Endochek consumables at its Columbia, Maryland facility. Clinical chemistry products are produced at Hemagen's facility in San Diego, California. The manufacturing of the Analyst instrument is outsourced and the Endochek instrument is manufactured by a third party for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Some of the reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen's products are manufactured using good manufacturing practices (GMP).

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

These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submissions process, either the 510(k) process or the Premarket Approval (PMA) process. When a 510(k) process is used Hemagen is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution. Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process that involves a lengthier and more burdensome process.

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

The regulatory controls being imposed upon Hemagen with respect to the international distribution and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective throughout the European Community once enacted. Companies will be allowed a grace period to conform to the directive. Hemagen will be required to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All in vitro devices must bear the CE Marking of Conformity by December 2003. Hemagen received the CE Marking for the Analyst instrument in December 1999 and expects to achieve CE Mark on its other products for sale in Europe by December 2003.

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

ROYALTY OBLIGATIONS

Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen has a license agreement with Dade Behring, Inc. for the license of technical information relating to the Analyst(R) product line. The license was signed in conjunction with the Analyst acquisition and terminates on August 2004. Hemagen also has another license agreement for the use of the technology involved in the manufacture and sale of the Analyst product line. This license agreement terminates upon the expiration of the last patent associated with the applicable technology in 2007.

EMPLOYEES

As of September 30, 2002, Hemagen had 62 full-time employees, 22 are employed in sales, marketing, general and administrative activities and 40 are involved in production and research and development.

None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $173,000 per year in rent. Hemagen also leases 20,100 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through March 31, 2005, Hemagen will pay approximately $217,000 per year in rent.

Hemagen's 51%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd, leases approximately 1,800 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. This subsidiary pays approximately $32,400 per year in rent for this space.

It is management's opinion that all of the properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

On February 7, 2002, URRMA Biopharma, Inc. filed suit against Hemagen in the Superior Court, District of Montreal, and Providence of Quebec, Canada. The suit seeks approximately $20,645,000 for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product. The Company had an understanding with URRMA Biopharma to manufacture R7V diagnostic test kits and was in the process of negotiating a comprehensive supply agreement when this suit was filed. Hemagen responded to the claim and filed a counter suit for approximately $19,752,000 on June 10, 2002. On December 19, 2002, the Company agreed to a settlement that is currently being finalized in a written settlement agreement. The settlement will result in no cost to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hemagen's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("Nasdaq") since February 4, 1993. On December 17, 2002 the closing bid and ask price for the Common Stock as reported by Nasdaq were $ 0.22 and $0.27 per share, respectively.

On June 7, 2002, the National Assocication of Securities Dealers ("NASD") notified Hemagen that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, Hemagen did not comply with the NASD's Rule 4310 (c)(4). In accordance with the NASD's Rule 4310 (c)(4), Hemagen was given 180 calendar days or until December 4, 2002 to regain compliance with the rule. Hemagen was unable to regain compliance with this rule in the 180 day period ended December 4, 2002. Accordingly, Hemagen has requested a hearing with the Nasdaq Listing Qualifications Panel scheduled for January 16, 2003.

For the periods indicated, the following table sets forth the range of high and low bid prices for the Common Stock as reported by Nasdaq during Fiscal 2001 and 2002. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      HIGH            LOW
                                                      ----            ---
FISCAL 2001
First Quarter...........................              $1.53          $0.38
Second Quarter..........................              $0.97          $0.44
Third Quarter...........................              $1.70          $0.60
Fourth Quarter..........................              $1.24          $0.57
FISCAL 2002
First Quarter...........................              $0.99          $0.73
Second Quarter..........................              $1.19          $0.80
Third Quarter...........................              $1.04          $0.46
Fourth Quarter..........................              $0.79          $0.29

As of December 23, 2002, there were 163 holders of record of Hemagen's Common Stock which Hemagen believes represents approximately 3,250 beneficial owners.

For the periods indicated, the following table sets forth the range of high and low bid prices for the Common Stock Warrants which expired on April 30, 2002, that were traded under the symbol - HMGNW, as reported by Nasdaq during Fiscal 2001 and up to April 30, 2002. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      HIGH            LOW
                                                      ----            ---
FISCAL 2001
First Quarter...........................              $0.22          $0.03
Second Quarter..........................              $0.37          $0.02
Third Quarter...........................              $0.50          $0.10
Fourth Quarter..........................              $0.26          $0.09
FISCAL 2002
First Quarter...........................              $0.22          $0.02
Second Quarter..........................              $0.21          $0.04
Third Quarter through April 30, 2002....              $0.16          $0.01

DIVIDENDS

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         CHART REQUIRED BY S-B ITEM 201(d)

--------------------------------------------------------------------------------------------------------------------------
                                         (a)                          (b)                            (c)
--------------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be    Weighted-average               Number of securities
                                issued upon exercise of       exercise price of              remaining available for
                                outstanding options,          outstanding options,           future issuance under
                                warrants, and right           warrants and rights            equity compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders        2,809,610(1)                      $1.23                        370,904(2)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               --                            --                             --
--------------------------------------------------------------------------------------------------------------------------
Total                               2,809,610                         $1.23                        370,904(2)
--------------------------------------------------------------------------------------------------------------------------

(1) Amount includes 1,000,000 options for the purchase of common stock options issued under the Company's 1992 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors on September 30, 1999, and 629,096 options for the purchase of common stock pursuant to the Company's 2001 Stock Option Plan approved by the shareholders on February 27, 2001.

(2) Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company's 2001 Stock Option Plan that have not been issued as of September 30, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Fiscal year 2002 represents the third year of Hemagen operations under a new management team. On October 1, 1999, a new management team assumed control of Hemagen as a result of a shareholder consent solicitation. Management has been working over the past three fiscal years to reorganize the Company to increase shareholders value and to achieve sustained profitability. In order to achieve those goals management sought to:

    -    Improve the leverage of the Company

    - Improve sales and marketing, increase profitable sales and eliminate unprofitable product lines.

    -    Reduce expenses; and

    -    Better manage working capital

As a result of these actions, Hemagen has taken the following actions:

    -    OBTAIN TRADITIONAL FINANCING LINE OF CREDIT FACILITY

    On September 26, 2002, Hemagen closed on a traditional line of credit which provides maximum borrowings of up to $1,000,000 based on the receivables and inventory of Hemagen. This line of credit will provide Hemagen the opportunity to finance future growth opportunities, and allow Hemagen to take advantage of opportunities that provide further savings to the business.

    -    IMPROVEMENT IN SALES AND MARKETING FOCUS

    Over the past three years, Hemagen hired several industry professionals to fill various sales and marketing positions. Hemagen signed supply agreements with Roche Diagnostics, Inc. and several new foreign distributors.

    In fiscal 2002, Hemagen began to focus its sales and marketing efforts on products that could provide the highest profit margin to Hemagen. As a result of this focus, some high cost sales were terminated and more profitable sales have been added.

    -    ACQUIRED A COMPLIMENTARY BUSINESS

    In December 2001, Hemagen acquired the Endochek product line from Kalisto Biologicals, Inc. The Endochek product line allowed Hemagen to expand its product line offerings in the veterinary market. In fiscal year 2002, Hemagen relocated the Endochek reagent manufacturing to Hemagen's Columbia, MD facility without adding any labor or fixed costs to its operations.

    -    REDUCTION OF EXPENSES

Hemagen has instituted an overall plan to reduce expenses and better utilize its resources. This plan centers on consolidating facilities, reducing duplicative functions and focusing Research and Development activities. In the second fiscal quarter of 2001, the Waltham, Massachusetts's facility was closed and all operations previously carried out in Waltham were relocated to Hemagen's new headquarters in Columbia, Maryland. Additionally, in April 2001, Hemagen was released from its lease obligation in Waltham and sold its leasehold improvements and excess equipment that were located in Waltham. Management believes these actions resulted in significant reductions in rent, warehouse, utility, and personnel expenses.

    Hemagen has sought to exercise tighter control over expenditures, including Research and Development spending. In fiscal 2002, Hemagen spent approximately $401,000 on Research and Development. While our Research and Development spending increased slightly in fiscal year 2002 from fiscal year 2001, Hemagen remains actively engaged in several commercially significant Research and Development projects while tightly managing these expenses. Management is planning to continue to reduce Hemagen's operating expenses throughout the business in the future.

    There can be no assurance that any of the above, and other actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, operating efficiency and cash flow from operations have improved; and together with this improvement, Hemagen believes that cash flow from operations and cash on hand at September 30, 2002 and its traditional line of credit availability will be sufficient to finance its operations for fiscal 2003.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Revenues for fiscal 2002 decreased $1,471,000 (13%) to approximately $9,500,000 from approximately $10,971,000 for fiscal 2001. These sales reductions resulted from a decrease of $822,000 at Hemagen's Raichem division as a result of initial stocking orders for certain products in the Roche Diagnostics supply agreement that accounted for $394,000 of the reduction, a $147,000 one time order that was in the prior fiscal year from a foreign distributor and reductions with other foreign distributors for Raichem products. The reduction in sales, also resulted from the termination of the Carter-Wallace supply agreement in February 2001, that had sales of $435,000 in the prior fiscal year with no sales in the current fiscal year, lower sales of the Analyst product line of $315,000, and lower sales of blood banking products of $133,000. Offsetting these sales reductions, was an increase of approximately $342,000 of sales related to the Endochek product line in fiscal year 2002

Cost of product sales decreased approximately $996,000 (13%) to approximately $6,561,000 from approximately $7,557,000 in fiscal 2001 due to the reduction in the overall sales volume. Cost of product sales as a percentage of sales was 69% in fiscal years 2002 and 2001. Despite the overall reduction in sales volume, cost of product sales were maintained as a percentage of total sales as a result of lower cost, higher margin product making up the sales in fiscal year 2002 as compared to fiscal 2001.

Research and development expenses for fiscal 2002 increased approximately $20,000 (5%) to approximately $407,000. Selling, general and administrative expenses for fiscal 2002 decreased approximately $86,000(3%) to approximately $3,203,000 primarily due to reduced salary expense, consulting and travel expenses.

Net other expense increased to approximately $1,089,000 from approximately $805,000 due to an increase in interest expense. Net interest expense for fiscal 2002 was $1,065,000 as compared to $773,000 in fiscal 2001. This increase is mainly attributed to the amortization of the discount on the senior subordinated secured convertible notes (see Footnote 10 of the Financial Statements).

Net loss before the cumulative effect of a change in accounting principle for fiscal 2002 increased to approximately $1,760,000 compared to a net loss of approximately $1,068,000 for the previous year primarily due to the lower sales level and the increase in interest expense.

In the first quarter of fiscal 2001, Hemagen recorded a cumulative effect of a change in accounting principle that resulted in a one-time non-cash charge of $1,130,000. This change in accounting principle was recognized as a result of a new accounting pronouncement regarding the accounting for the senior subordinated secured convertible notes issues in conjunction with the private placement offering completed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, Hemagen had $464,000 of unrestricted cash, working capital of $3,491,000 and a current ratio of 3.0 to 1. In September 2002, Hemagen obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowings up to $1,000,000, at an annual interest rate equal to the prime rate plus 3/4%. Maximum borrowings under the loan agreement are subject to the domestic receivables and inventory of Hemagen.

In fiscal 2002, Hemagen had capital expenditures of $67,000 and has capital expenditures of approximately $75,000 planned for fiscal 2003, although no commitments for fiscal 2003 have been made.

In fiscal 2002, Hemagen used cash of approximately $208,000. This usage of cash mainly resulted from $124,000 of cash provided for the repayment of the subordinated note payable and $67,000 spent on capital expenditures associated with the Endochek acquisition.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2002, and the availability of the line of credit will be sufficient to finance its operations and capitol expenditures for fiscal 2003. As of September 30, 2002, Hemagen has unrestricted cash and availability through its line of credit of approximately $1,282,000. In fiscal year 2002, Hemagen used cash from operating, and investing activities of approximately $92,000 and in fiscal year 2001 generated cash from operating and investing activities of approximately $128,000. Hemagen can give no assurances that it will have sufficient cash flow to finance operations.

FISCAL 2002 COMPARED TO FISCAL 2001

Hemagen used $25,000 in its operating activities during fiscal 2002 compared to operations providing $60,000 in cash in fiscal 2001. This increase in cash used is attributed to an increase in the net loss after adjusting for non-cash charges of approximately $620,000 offset by changes in working capital items in fiscal 2002 as compared to fiscal 2001. Such changes in working capital include a reduction in the cash used to fund accounts payable, accrued expenses and customer deposits of approximately $803,000 offset by a reduction in the cash generated by lower receivables of approximately $170,000.

Cash used in investing activities totaled $67,000 in fiscal 2002 primarily for the acquisition of equipment. During fiscal 2001, investing activities provided $67,000 of cash proceeds from sales of property and equipment.

Cash used by financing activities totaled $116,000 in fiscal 2002 as compared to $916,000 used in fiscal 2001. This decrease in cash used is attributed to lower payments required in fiscal year 2002 related to the subordinated note payable.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" (SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on its operating results or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

ITEM 7.  FINANCIAL STATEMENTS

See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

"None Applicable."

                                    PART III

         Items 9 through 12 are incorporated by reference to the Registrant's Proxy Statement relating to its 2003 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A. Information required by Regulation S-B Item 201(d) is contained in Item 5 of this form 10-KSB

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         None

(a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants                   F-2
Consolidated Balance Sheets at September 30, 2002
   and 2001                                                          F-3 to F-4
Consolidated Statements of Operations for the years
   ended September 30, 2002, and 2001                                F-5
Consolidated Statements of Stockholders' Equity
   for the years ended September 30, 2002, and 2001                  F-6
Consolidated Statements of Cash Flows for the years
   ended September 30, 2002, and 2001                                F-7
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
   3.1          Certificate of Incorporation.                                                     A

   3.2          Bylaws.                                                                           A

   4.1          Specimen Stock Certificate.                                                       A

   4.2          Rights Agreement dated January 27, 1999.                                          A

   4.3          First Amendment to the Rights Agreement dated September 30, 1999.                 B

   10.6*        1992 Stock Option Plan.                                                           A

   10.13*       Revised Employment Agreement between Hemagen and Dr. de Oliveira.                 A

   10.17        Description of the Lease for office space of HDC in Sao Paulo, Brazil.            A

   10.25        Settlement Agreement dated September 30, 1999.                                    C

   10.28        Form of Warrant expiring April 30, 2002, as extended until April 30, 2003         E

   10.29        Form of 8% Senior Subordinated Secured Convertible Note.                          E

   10.30        Second Amendment to the Lease between the Company and 9033                        E
                Red Branch Road, L.L.C. dated June 9,2000.

   10.31        Consulting agreement between the Company and Thomas A. Donelan                    B
                Thomas A. Donelan and Christopher P. Hendy, dated October 1, 1999.

   10.32        Second Restructuring Agreement between the Company and                            D
                Dade Behring, Inc. dated November 9, 2000.

   10.33        Termination Agreement between the Company and Carter-Wallace, Inc.                G
                dated February 26, 2001.

   10.35*       2001 Stock Option Plan.

   10.40        Line of Credit Financing Agreement between Hemagen Diagnostics, Inc.              I
                and Reagents Applications, Inc and Bay National Bank dated
                September 26,2002                                                                 F

   23           Consent of Independent Certified Public Accountants                               I

   99.1         Certification of Chief Executive Officer pursuant to Section 906
                of the Sarbanes Oxley Act of 2002.                                                I

   99.2         Certification of Chief Financial Officer pursuant to Section 906
                of the Sarbanes Oxley Act of 2002.                                                I

*Management compensatory contracts.

A.  Incorporated by reference to Registration Statement No. 33-52686-B.

B. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2000.

C.  Incorporated by reference to Hemagen's Form 8-K filed on October 7, 1999.

D. Incorporated by reference to Hemagen's Form 10-SKB for the fiscal year ended September 30, 2001.

E.  Incorporated by reference to Hemagen's Form S-3 filed on July 21, 2000.

F. Incorporated by reference to Hemagen's Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001.

G. Incorporated by reference to Hemagen's 10-QSB for the quarter ended March 31, 2001.

H.  Incorporated by reference to Hemagen's Form 8-K filed on March 23, 2001.

I.  Filed herewith.

(b) Reports on Form 8-K. None during the Forth Quarter.

ITEM 14. CONTROLS AND PROCEDURES

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure and controls procedures (as defined in Rules 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEMAGEN DIAGNOSTICS, INC.

Date: December 23, 2002                 By: /s/  William P. Hales
                                            ---------------------
                                            William P. Hales, President &
                                            Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Name                                     Capacity                          Date
          ----                                     --------                          ----
/s/ William P. Hales                     President and Chief Executive
---------------------------              Officer, Director                     December 23, 2002
William P. Hales

/s/ Ricardo M. de Oliveira               V.P. Research and Development,
---------------------------              Director                              December 23, 2002
Ricardo M. de Oliveira, M.D.

/s/ Alan S. Cohen                        Director                              December 23, 2002
---------------------------
Alan S. Cohen, M.D.

/s/ Howard F. Curd                       Director                              December 23, 2002
---------------------------
Howard F. Curd

/s/ James R. LeRoy                       Chairman of the Board of Directors    December 23, 2002
---------------------------
James R. LeRoy

/s/ Deborah F. Ricci                     Principal Financial Officer           December 23, 2002
---------------------------
Deborah F. Ricci

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, William P. Hales, the principal executive officer of Hemagen Diagnostics Inc, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hemagen Diagnostics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

         c. present in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: 12/23/02
                                         /s/ William P. Hales
                                         -------------------------------
                                         Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, Deborah F. Ricci, the principal financial officer of Hemagen Diagnostics Inc, certify that:

1.  I have reviewed this annual report on Form 10-K of Hemagen Diagnostics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

         c. Present in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: 12/23/02
                                         /s/ Deborah F. Ricci
                                         -------------------------------------
                                         Principal Financial Officer

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets at September 30, 2002 and 2001                    F-3 to F-4

    Statements of operations for the years ended
              September 30, 2002 and 2001                               F-5

    Statements of stockholders' equity for the years ended
              September 30, 2002 and 2001                               F-6

    Statements of cash flows for the years ended
              September 30, 2002 and 2001                               F-7

    Notes to consolidated financial statements                       F-8 to F-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Baltimore, Maryland
November 08, 2002 (except for the second paragraph of note 16, as to which the date is December 20, 2002)

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

September 30,                                                           2002                 2001
=====================================================================================================
ASSETS
CURRENT:
    Cash and cash equivalents                                      $     463,958        $     672,378
    Accounts receivable, less allowance for doubtful accounts
      of $ 532,111 and $611,000 at September 30, 2002 and
      2001, respectively                                               1,178,536            1,299,616
    Inventories, net                                                   3,368,317            3,774,346
    Prepaid expenses and other current assets                            181,262              113,226
-----------------------------------------------------------------------------------------------------

     Total current assets                                              5,192,073            5,859,566

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                        1,624,539            2,226,093

OTHER ASSETS, NET                                                        205,616              297,849
-----------------------------------------------------------------------------------------------------
     Total Assets                                                  $   7,022,228        $   8,383,508
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

September 30,                                                                   2002               2001
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                         $         --        $         --
    Subordinated note payable, current portion                                  156,839             136,256
    Accounts payable and accrued expenses                                     1,420,340           1,654,430
    Deferred revenue                                                            123,470             132,322
-----------------------------------------------------------------------------------------------------------
      Total current liabilities                                               1,700,649           1,923,008

Subordinated note payable, less current portion                                      --             145,070
Senior subordinated secured convertible notes, net of unamortized discount of $ 3,974,051 and $4,542,376 at September 30, 2002 and
    2001, respectively                                                        2,115,949           1,547,624
                                                                              ---------           ---------
      Total subordinated debt                                                 2,115,949           1,692,694
-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                        --                  --

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value - 1,000,000 shares
      authorized; none issued                                                        --                  --
    Common stock, $0.01 par value - 30,000,000 shares authorized; and
      10,168,011 and 9,962,422 shares issued at
      September 30, 2002 and 2001, respectively                                 101,680              99,623
    Additional paid-in capital                                               20,933,517          20,693,055
    Accumulated deficit                                                     (17,614,449)        (15,853,966)
    Accumulated other comprehensive loss - foreign
      currency translation loss                                                (125,481)            (81,269)
    Less treasury stock at cost; 100,000 shares at September 30, 2002
      and 2001, respectively                                                    (89,637)            (89,637)
-----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              3,205,630           4,767,806
-----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                              7,022,228        $  8,383,508
===========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended September 30,                                                  2002                 2001
========================================================================================================
NET SALES                                                              $  9,499,532         $ 10,970,558
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Costs of sales                                                       6,560,960            7,557,394
     Research and development                                               406,919              387,345
     Selling, general and administrative                                  3,202,741            3,289,439
--------------------------------------------------------------------------------------------------------
        Total costs and expenses                                         10,170,620           11,234,178
--------------------------------------------------------------------------------------------------------
        Operating loss                                                     (671,088)            (263,620)
--------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
     Interest income                                                         42,095               66,067
     Interest expense                                                    (1,107,326)            (839,197)
     Other expense                                                          (24,164)             (31,687)
                                                                       ------------         ------------
        Total other income (expense)                                     (1,089,395)            (804,817)
--------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of a change
  in accounting principle                                                (1,760,483)          (1,068,437)

Cumulative effect of a change in accounting principle for beneficial
  conversion feature of debt                                                     --           (1,130,384)
--------------------------------------------------------------------------------------------------------
NET LOSS                                                               $ (1,760,483)        $ (2,198,821)
========================================================================================================
Net loss per share - Basic and Undiluted

     Loss from continuing operations                                   $      (0.18)        $      (0.11)

     Cumulative effect of change in accounting principle
       for beneficial conversion feature of debt                       $         --         $      (0.12)
                                                                       ------------         ------------
                                                                       $      (0.18)        $      (0.23)
                                                                       ============         ============
     Weighted average common shares used in calculation                  10,044,457            9,751,462
                                                                       ============         ============

========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                                                               Accumulated
                                                Common Stock        Additional                     Other
                                             --------------------     Paid-in    Accumulated   Comprehensive
Years ended September 30, 2002 and 2001      Shares     Par Value     Capital       Deficit        Loss
============================================================================================================
Balance at September 30, 2000               9,697,790   $  96,978  $ 19,230,767  $(13,655,145)             -
------------------------------------------------------------------------------------------------------------
Issuance of common stock related to the
   settlement with Dade Behring               100,000       1,000        99,000             -              -
Cumulative effect of a change in
   accounting principle for beneficial
   conversion feature of debt                       -           -     1,130,384             -              -
Issuance of common stock related to the
   conversion of debt                         110,000       1,100        48,948             -              -
Issuance of stock options to employees              -           -       142,501             -              -
Issuance of common stock in lieu
   of cash payments                            54,632         545        41,455             -              -
COMPREHENSIVE LOSS:
     Foreign exchange loss                          -           -             -             -        (81,269)
     Net loss                                       -           -             -    (2,198,821)             -
TOTAL COMPREHENSIVE LOSS:                           -           -             -             -              -
------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001               9,962,422   $  99,623  $  20,693,05  $(15,853,966)       (81,269)
------------------------------------------------------------------------------------------------------------
Issuance of common stock related to the
   exercise of stock options                   13,000         130         7,941             -              -
Issuance of common stock in lieu
   of cash payments                           192,589       1,927       232,521             -              -
COMPREHENSIVE LOSS:
    Foreign exchange loss                           -           -             -             -        (44,212)
    Net loss                                        -           -             -    (1,760,483)             -
TOTAL COMPREHENSIVE LOSS:                           -           -             -             -              -
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002              10,168,011   $ 101,680  $ 20,933,517  $(17,614,449)  $   (125,481)
------------------------------------------------------------------------------------------------------------

                                                 Treasury Stock        Total
                                                ----------------    Stockholders'
Years ended September 30, 2002 and 2001         Shares      Cost       Equity
=================================================================================
Balance at September 30, 2000                  (100,000)  $(89,637)  $  5,582,963
---------------------------------------------------------------------------------
Issuance of common stock related to the
   settlement with Dade Behring                       -          -        100,000
Cumulative effect of a change in
   accounting principle for beneficial
   conversion feature of debt                         -          -      1,130,384
Issuance of common stock related to the
   conversion of debt                                 -          -         50,048
Issuance of stock options to employees                -          -        142,501
Issuance of common stock in lieu
   of cash payments                                   -          -         42,000
COMPREHENSIVE LOSS:
     Foreign exchange loss                            -          -
     Net loss                                         -          -
TOTAL COMPREHENSIVE LOSS:                             -          -     (2,280,090)
---------------------------------------------------------------------------------
Balance at September 30, 2001                  (100,000)  $(89,637)  $  4,767,806
---------------------------------------------------------------------------------
Issuance of common stock related to the
   exercise of stock options                          -          -          8,071
Issuance of common stock in lieu
   of cash payments                                   -          -        234,448
COMPREHENSIVE LOSS:
    Foreign exchange loss                             -          -              -
    Net loss                                          -          -              -
TOTAL COMPREHENSIVE LOSS:                             -          -     (1,804,695)
---------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                  (100,000)  $(89,637)  $  3,205,630
---------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years ended September 30,                                                   2002               2001
=======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $  (1,760,483)      $ (2,198,821)
     Adjustments to reconcile net loss to net cash (used) provided by operating activities:
        Depreciation and amortization                                        686,055            853,320
        Amortization of debt discount                                        568,325            329,370
        Cumulative effect of a change in accounting principle                     --          1,130,384
        Loss on sale of property and equipment                                 1,459             13,175
        Changes in operating assets and liabilities
          Accounts receivable                                                177,998            347,947
          Inventories                                                        406,029            413,816
          Prepaid expenses and other current assets                          (52,036)            64,150
          Accounts payable and accrued expenses                                  319           (740,603)
          Customer deposits                                                       --            (81,239)
          Deferred revenue                                                    (8,852)            10,253
-------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities             (18,814)           141,752
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (66,838)           (84,211)
     Proceeds from sales of property and equipment                               192            151,374
-------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities             (66,646)            67,163
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of subordinated note payable                            (124,447)          (915,714)
     Exercise of stock options                                                 8,071                 --
-------------------------------------------------------------------------------------------------------
             Net cash (used in) financing activities                        (116,376)          (915,714)
-------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                        (44,212)           (81,269)
-------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (208,420)          (788,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 672,378          1,460,446
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     463,958       $    672,378
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

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   NATURE OF          Hemagen Diagnostics, Inc. (the "Company") is a
     BUSINESS           biotechnology company that develops, manufactures, and
                        markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases.
                        In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared clinical chemistry analyzer ("The Analyst") used to measure important constituents in human and animal blood.
                        The Company sells The Analyst through distributors servicing both the physician's office laboratory and veterinary markets.

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES

       Estimates and    The preparation of financial statements in conformity
       Assumptions      with accounting principles generally accepted in the
                        United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                        Actual results could differ from those estimates.

       Principles of    The accompanying consolidated financial statements
       Consolidation    include the accounts of the Company, its wholly owned
                        subsidiary, Reagents Applications, Inc. ("RAI") and its majority owned subsidiary, Hemagen Diagnostics
                        Commercio, Importaco & Exporataco, Ltd. ("HDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Foreign          The financial position and results of operations of HDC
       Currency         are measured using HDC's local currency as the
       Translation      functional currency. Revenues and expenses of HDC have
                        been translated into U.S. dollars at average exchange rates prevailing during the year. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity.

       Cash             The Company considers all investments with original
       Equivalents      maturities of three months or less at the date of
                        purchase to be cash equivalents.

       Inventories      Inventories are stated at the lower of cost, determined
                        on a first-in, first-out basis, or market.

       Long-lived       The Company reviews the carrying values of its
       Assets           long-lived assets for possible impairment whenever
                        events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
                        Should the review indicate that long-lived assets are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows), the carrying amount would be reduced to fair value.

       Property and     Property and equipment are stated at cost. Depreciation
       Equipment        is provided on a straight-line basis over the estimated
                        useful lives of the related assets which range from 4 to 10 years. Expenditures for repairs and maintenance are expensed as incurred.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Other Assets     Other assets, net consists primarily of goodwill
                        resulting from the acquisition of RAI. In July 2001, the Financial Accounting Standards Board ("FASB") issued
                        Statement of Financial Accounting Standards No. 142
                        Goodwill and Intangible Assets ("SFAS 142"). SFAS No.142 requires goodwill to be tested annually for impairment and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

                        SFAS 142 is effective for fiscal years beginning after December 31, 2001; however the Company elected to early-adopt the accounting standard effective the beginning of fiscal year 2002. In accordance with SFAS 142, the company ceased amortizing goodwill with an amortized balance of $101,550 as of the beginning of fiscal 2002. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2002.

       Income Taxes     The Company follows the liability method of accounting
                        for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

       Comprehensive    During the year ended September 30, 2001, the Company
       Income           adopted SFAS 130, "Reporting Comprehensive Incomes". The
                        standard establishes guidelines for reporting and display if comprehensive income and its components in financial statements. Comprehensive income includes foreign exchange loss and is included as a component of stockholders' equity.

       Revenue          Revenues from the sale of products are recognized upon
       Recognition      product shipment. Revenues from product service
                        contracts are recognized ratably over the terms of the contracts. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of contract billings received related to research and development and product service contracts not complete at the balance sheet date is included in deferred revenue.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

2.     SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

       Stock-Based      The Company accounts for stock-based employee
       Compensation     compensation arrangements in accordance
                        with the provisions of Accounting Principles Board
                        Opinion No. 25 (APB 25) Accounting for Stock Issued to
                        Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123
                        (SFAS No. 123), "Accounting for Stock-Based
                        Compensation". Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the market value of the Company's stock and the exercise value of the option granted.

       Net Loss         The Company follows Statement of Financial Accounting
       Per Share of     Standards No. 128 (SFAS No. 128), "Earnings per Share."
       Common Stock     Under SFAS No. 128, basic earnings per share excludes
                        the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

                        Weighted-average common share equivalents outstanding at September 30, 2002 and 2001 totaling 8,456,410 and 10,819,000 shares, respectively for currently outstanding stock options, warrants and convertible debt were not included in the denominator for diluted income per share as their effect was anti-dilutive.

       Research and     All costs incurred to research, design and develop
       Development      products are considered research and development costs
       Costs            and are charged to expense as incurred.

       Current          In October 2001, the FASB issued Statement of Financial
       Accounting       Accounting Standards No. 144, "Accounting for the
       Pronouncements   Impairment or Disposal of Long-Lived Assets" ("SFAS
                        144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long Lived
                        Assets to Be Disposed Of ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

                        fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on its operating results or financial position.

                        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

3.     RELATED PARTY    William P. Hales, Redwood Holdings, Inc. and certain of
       TRANSACTIONS     Redwood Holdings, Inc.'s employees, namely Jerry L.
                        Ruyan, Thomas A. Donelan, and Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors in fiscal year 1999. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999.

                        As part of the settlement agreement four of Hemagen's six directors resigned and were replaced by Jerry L. Ruyan, William P. Hales, Thomas A. Donelan, and Christopher P. Hendy. At that time, the four new directors purchased from the previous management all of their common shares totaling 777,801 at a price approximating market.

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

                        On January 25, 2002, outside directors Thomas A. Donelan and Christopher P. Hendy resigned from the Board of Directors. At that time, the directors were paid consulting fees that were previously accrued to them of $ 169,199. The former directors were paid in shares of the Company's stock as provided in their consulting agreement. On February 13, 2002, Thomas A. Donelan and Christopher P. Hendy, each received 57,974 shares of the Company's stock.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

4.     INVENTORIES      Inventories consist of the following:

September 30,                               2002          2001
=================================================================
Raw materials                            $2,140,372    $2,404,437
Work-in-process                             205,363       109,351
Finished goods                            1,820,938     2,091,788
-----------------------------------------------------------------
                                          4,166,673     4,605,576
Less reserves                              (798,356)     (831,230)
-----------------------------------------------------------------
                                         $3,368,317    $3,774,346
=================================================================

5.     PROPERTY AND
       EQUIPMENT        Property and equipment consist of the following:

September 30,                                 2002         2001
==================================================================
Furniture and equipment                   $7,516,654    $7,472,998
Leasehold improvements                       158,526       158,404
------------------------------------------------------------------
                                           7,675,180     7,631,402
Less accumulated depreciation
  and amortization                         6,050,641     5,405,309
------------------------------------------------------------------
                                          $1,624,539    $2,226,093
==================================================================

                        Depreciation and amortization expense relating to property and equipment was approximately $667,000 and $773,000 for the years ended September 30, 2002, and 2001, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

6.     OTHER ASSETS     Included in other assets is $151,550 of goodwill. In
                        accordance with SFAS 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. The amortization expense and net income of the Company for the year of initial application and prior year follows:

                                                For the year ended September 30,
                                                    2002               2001
                                                -------------      -------------
Reported net loss before
 cumulative effect of change
 in accounting principle                        $ (1,760,483)      $(1,068,437)

Add back: goodwill amortization                            -            50,776
                                                ------------       -----------
                                                $ (1,760,483)      $(1,017,661)
Cumulative effect of change in
 accounting principle                                      -        (1,130,384)
                                                ------------       -----------
Adjusted net loss                               $ (1,760,483)      $(2,148,045)
                                                ============       ===========
BASIC AND DILUTED EARNINGS PER SHARE:

Reported net loss from continuing
 operations                                     $      (0.18)      $     (0.11)

Add back: goodwill amortization                            -              0.01
                                                ------------       -----------
                                                $      (0.18)      $     (0.10)
Cumulative effect of change in
 accounting principle                                      -             (0.12)
                                                ------------       -----------

Adjusted net loss per share-basic & diluted     $      (0.18)      $     (0.22)
                                                ============       ===========

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

7.     ACCOUNTS PAYABLE
       AND ACCRUED
       EXPENSES Accounts payable and accrued expenses include the following:

September 30,                                           2002                   2001
========================================================================================
Accounts payable - trade                               604,551             $  528,497
Accrued professional fees                              169,934                296,042
Accrued royalties                                      295,756                252,365
Accrued vacation                                       122,738                134,306
Accrued closure provision                               50,000                146,478
Accrued other                                          177,361                296,742
----------------------------------------------------------------------------------------
                                                     1,420,340             $1,654,430
========================================================================================

8.     DEVELOPMENT      The Company entered into an agreement under which the
       AND LICENSE      Company obtained exclusive proprietary rights to certain
       AGREEMENTS       patents, licenses and technology to manufacture, market
                        and sell certain products. Under the agreement, the Company is obligated to make quarterly royalty payments based on a percentage of sales of the defined products through August 31, 2004.

                        In addition, the Company entered into a sublicense agreement whereby two license agreements related to certain Analyst(R) products were transferred to the Company. One of which expired in March 2000. The remaining license agreement, which contains provisions for royalty obligations based on production and net sales of certain products, expires in May 2005. Royalty expense recorded under the royalty agreement and the sublicense agreement amounted to approximately $130,000 and $48,000 during years ended September 30, 2002 and 2001, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

9.     LINE OF CREDIT   In September 2002, the Company obtained a revolving line
                        of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus3/4%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At September 30, 2002 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 5.5%.

10.    SUBORDINATED     On November 9, 2000, the Company reached an agreement
       NOTE PAYABLE     with Dade Behring, Inc. that provided for the
                        settlement of a $1,250,000 note payable. The $1,250,000
                        note payable originated from the September 1, 1998 acquisition of the Analyst(R) product line from Dade
                        Behring. This settlement agreement called for a payment of $800,000 in cash, a reduction of the outstanding balance by $200,000, a new note for $397,000 and 100,000 shares of Hemagen common stock. The note for $397,000 provides for interest to accrue at the rate of 10% per annum, with 24 monthly payments of $12,810 and a final payment due on November 15, 2002. The common shares were estimated to have a value of $100,000 based on the market price on November 9, 2000. Under this agreement, Dade Behring continues to provide production services to the Company. The balance outstanding of the note at September 30, 2002 and 2001 is $156,839, and $281,326,
                        respectively.

11.    PRIVATE          On May 24, 2000, the Company completed a private
       PLACEMENT        placement offering of senior subordinated secured
       OFFERING         convertible note units in the amount of $6,315,000 with
                        net proceeds of $6,025,524. The offering consisted of units of senior subordinated convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

                        The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of the notes outstanding at September 30, 2002, is $6,090,000. The unamortized discount on these notes equals $3,974,000 and $4,542,000 at September 30, 2002 and 2001,
                        respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

11.    PRIVATE          The Company adopted Emerging Issues Task Force ("EITF")
       PLACEMENT        Issue 00-27, "Application of EITF 98-5, Convertible
       OFFERING         Securities with Beneficial Conversion Features or
       (Continued)      Contingently Adjustable Conversion Ratios to Certain
                        Convertible Instruments" during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in the private placement completed in May 2000, was increased by $1,130,384 in December 2000. In accordance with the EITF, this additional original discount was expensed in the current period and recognized as the cumulative effect of a change in accounting principle.

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

                        In conjunction with the sale of the units, 2,526,000 warrants were issued. The warrants issued allow the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001, through April 30, 2002. The expiration of the warrants was extended to April 30, 2003. The Company may call the warrants for $0.10 per warrant at any time after April 30, 2001, provided that the closing bid price of the Company's common stock has exceeded $4.25 for ten consecutive business days. At issuance the Company determined the estimated fair value of the warrants to be approximately $1.34 each or $3,384,840 in aggregate. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issue of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was also issued 75,800 shares at a value of $115,216. The cost of the offering was allocated between debt and equity.

12.    STOCKHOLDER'S

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

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

       Accumulated      In 1999, the Company adopted Statement of Financial
       Comprehensive    Accounting Standards No. 130, "Reporting Comprehensive
       Income           Income" (SFAS No. 130). SFAS No. 130 establishes new
                        rules for the reporting and display of comprehensive income and its components, however, until this year, the adoption of this statement had no impact on the Company's net income or shareholders' equity.
                        Accumulated other comprehensive loss consists of foreign currency translation adjustments totaling $125,481 and $81,269 at September 30, 2002 and 2001, respectively.

       Common Stock     At September 30, 2002, 2,601,800 warrants at an exercise
       Purchase         price of $2.75 expiring at April 30,2003, were
       Warrants         outstanding. On April 30, 2002, warrants for the
                        purchase of 2,595,755 shares of common stock at an exercise price of $2.75 expired. No stock purchase warrants were issued, expired, cancelled or exercised in fiscal 2001.

       Stock Options    On February 27, 2001, the shareholders voted to approve
                        the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors and consultants of the Company. The
                        Compensation Committee of the Board of Directors is responsible for the administration of the Plan. The
                        Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. The Company may not grant an employee incentive stock options with a fair market value in excess of $100,000 that is exercisable during any one calendar year. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock
                        (110% for options granted to holders of more than 10% of the voting stock of the Company).

12.    STOCKHOLDERS'

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

       EQUITY

       Stock Options    Prior to the establishment of the 2001 Stock Option
       (Continued)      Plan, the Company granted certain stock options in
                        accordance with the terms of the 1992 Stock Option Plan.
                        The 1992 Stock Option Plan, as amended, provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The terms of the 1992 Stock Option Plan are generally the same as the 2001 Stock Option Plan as described above.

                        On September 30, 1999, the Company's Board of Directors awarded options to the Company's President and Chief Executive Officer and certain directors at that date to purchase an aggregate of 1,732,014 shares of the Company's common stock at an exercise price of $1.36 per share, which represented the fair value of the common stock at that date. The director's options were granted to William P. Hales and Redwood Holdings, Inc. each party receiving 866,007 options. Redwood Holdings, Inc., which is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners of which are Jerry Ruyan (49.9%), Thomas A. Donelan (24.9%), and Christopher P. Hendy (24.9%); all of which were directors of the Company at September 30, 1999. The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors. The options, which were not issued under the Plan, expire on September 30, 2009, and became exercisable on March 31, 2001.

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

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options    Changes in all options outstanding are summarized as
       (Continued)      follows:

                                                                         Weighted -
                                                                          Average
                                                                         Exercise
                                                      Shares               Price
===================================================================================
BALANCE, September 30, 2000                         2,287,164               1.44
   Granted                                            425,000               0.74
   Exercised                                               --                 --
   Cancelled or expired                              (135,304)              1.52
===================================================================================
BALANCE, September 30, 2001                         2,576,860              $1.31
   Granted                                            451,500               0.85
   Exercised                                          (13,000)             (0.63)
   Cancelled or expired                              (205,750)              1.33
-----------------------------------------------------------------------------------

BALANCE, September 30, 2002                         2,809,610              $1.23
===================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

12.    STOCKHOLDERS'    The following table summarizes information about stock
       EQUITY           options outstanding at September 30, 2002:
       (Continued)

       Stock Options
       (Continued)

                                  Options Outstanding
                                  -------------------
                                              Weighted-Average
                               Number            Remaining
Range of Exercise          Outstanding at       Contractual        Weighted Average
     Prices              September 30, 2002     Life (years)        Exercise Price
=====================================================================================
       2.19                     3,600              2.2                  $2.19
       2.00                   224,996              1.6                   2.00
       1.36                 1,732,014              7.0                   1.36
       1.25                    15,000              3.0                   1.25
       1.20                    34,500              1.0                   1.20
       1.15                     5,000              4.3                   1.15
       1.06                    75,000              4.3                   1.06
       1.00                    13,000              4.3                   1.00
       0.98                    10,000              4.5                   0.98
       0.97                    50,000              2.3                   0.97
       0.85                    30,000              7.8                   0.85
       0.83                    10,000              4.0                   0.83
       0.81                    20,000              8.4                   0.81
       0.80                   `38,500              4.0                   0.80
       0.78                   275,000              4.2                   0.78
       0.64                    30,000              3.6                   0.64
       0.63                   243,000              3.2                   0.63
-------------------------------------------------------------------------------------
   $0.63 to $2.19           2,809,610              4.9                  $1.23
=====================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

12.    STOCKHOLDERS'    As of September 30, 2002, options for 2,506,443 shares
       EQUITY           were exercisable at prices ranging from $0.63 to $2.19
       (Continued)      per share as follows:

       Stock Options
       (Continued)

                                 Options Exercisable
                                 -------------------
Range of Exercise Prices        Number Exercisable at      Weighted Average Exercise
                                 September 30, 2002                  Price
=====================================================================================
        $2.19                            3,600                      $2.19
         2.00                          224,996                       2.00
         1.36                        1,732,014                       1.36
         1.25                            7,500                       1.25
         1.20                           34,500                       1.20
         0.97                           50,000                       0.97
         0.83                            5,000                       0.83
         0.81                           20,000                       0.81
         0.78                          275,000                       0.78
         0.64                           15,000                       0.64
         0.63                          138,833                       0.63
-------------------------------------------------------------------------------------
   $0.63 to $2.19                    2,506,443                      $1.29
=====================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Options    The Company accounts for its stock-based compensation
       (Continued)      plan using the intrinsic value method as prescribed in
                        APB 25. Since all amounts of options have been at exercise prices equal to the market value of the Company's stock on such date, no compensation cost has been recognized for its stock option plan. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been adjusted to the pro forma amounts indicated below:

Years ended September 30,                                2002               2001
======================================================================================
Net loss                     As reported             $(1,760,483)       $(2,198,821)
                             Pro forma               $(2,082,525)       $(2,388,878)

Loss per
  common share:              As reported:
                               Basic                       (0.18)              (.23)
                               Diluted                     (0.18)              (.23)
                             Pro forma:
                               Basic                       (0.21)              (.24)
                               Diluted                     (0.21)              (.24)

                        In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 0% for both years and expected volatility of 121 % for 2002 and 91% for 2001, risk free rates of 4 % in 2002 and 5.4% in 2001, and expected lives of 5 years for both 2002 and 2001. The weighted average fair value of options granted during the years ended September 30, 2002 and 2001 was $0.85 and $0.50 per share, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

12.    STOCKHOLDERS'
       EQUITY
       (Continued)

       Stock Rights     In fiscal year 1999, the Company's Board of Directors
       Purchase         implemented a Stock Purchase Rights Agreement (the
       Agreement        "Agreement"). Under the Agreement, as amended, the
                        Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each
                        Right entitles the holder to purchase from the Company
                        $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The
                        Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. Pursuant to a Board of Directors Resolution dated September 30, 1999, William
                        P. Hales, Jerry L. Ruyan, Thomas A. Donelan, Christopher
                        P. Hendy and Redwood Holdings, Inc. are exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights.

       Reserved Shares  At September 30, 2002, the Company has reserved
                        9,896,741 shares of common stock for issuance upon exercise of outstanding common stock options, warrants and rights.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

13.    INCOME TAXES
                        Domestic and foreign loss before income taxes in net income (loss) of consolidated subsidiary are as follows:

Years ended September 30,                              2002                  2001
====================================================================================
Domestic                                           $(1,621,738)          $(1,996,456)
Foreign                                               (138,745)             (206,577)
------------------------------------------------------------------------------------

                                                   $(1,760,483)          $(2,203,033)
====================================================================================

                        The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,                               2002                 2001
===================================================================================
Federal tax (credit) at statutory rate               $(676,035)           $(749,031)
Operating loss generating no
  current tax benefit                                  676,035              749,031
-----------------------------------------------------------------------------------

                                                     $       -            $       -
===================================================================================

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

13.    INCOME TAXES
       (Continued)      Deferred tax assets (liabilities) are comprised of the
                        following:

September 30,                                           2002                2001
======================================================================================
Net operating loss carryforwards                    $ 4,857,000          $ 4,310,000
Inventory reserve                                       313,700              332,000
Accounts receivable reserve                             212,800              244,000
Closure provision                                        20,000               59,000
Other                                                   252,900              202,000
--------------------------------------------------------------------------------------

Total deferred tax assets                           $ 5,656,400            5,147,000
Basis difference in fixed assets                       (193,300)            (251,000)
--------------------------------------------------------------------------------------

Net deferred tax assets                             $ 5,463,100          $ 4,896,000
Deferred tax asset valuation
  allowance                                         $(5,463,100)          (4,896,000)
--------------------------------------------------------------------------------------

Net deferred tax assets                             $         -          $         -
======================================================================================

The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2002, the Company has approximately $4,857,000 and $12,329,802 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2021. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

14.    SIGNIFICANT      During the year ended September 30, 2002, the Company
       SALES AND        derived revenues from two significant customers;
       CONCENTRATION    $1,306,000 from one customer and $1,092,000 from the
       OF CREDIT RISK   other customer, representing 14% and 11% of total sales,
                        respectively. In fiscal 2001, the Company derived revenues from two significant customers; $ 1,700,000 from one customer and $1,482,000 from another customer representing 15% and 14% of total sales, respectively.
                        Revenues derived from export sales amounted to approximately $2,962,000, or 31% of total sales in 2002 and $3,537,000, or 32% of total sales in 2001. Export sales to Europe were approximately $1,569,000, or 17% of total sales in 2002 and $1,991,000, or 18% of total sales in 2001. Export sales to South America were approximately $915,000, or 10% of total sales in 2002 and $1,013,000, or 9% of total sales in 2001.

15.    GEOGRAPHICAL     The Company considers its manufactured kits, tests and
       INFORMATION      instruments as one operating segment, as defined under
                        Statement of Financial Accounting Standards No. 131
                        "Disclosures about Segments of an Enterprise and Related
                        Information."

                        The following table sets forth revenue and assets by geographic location.

                                       United*
Origin of revenues                     States             Brazil       Consolidated
====================================================================================
SEPTEMBER 30, 2002:
   Revenues                         $ 8,632,566          $866,966       $ 9,499,532
   Long-lived assets                  1,704,153            72,712         1,776,865
====================================================================================

SEPTEMBER 30, 2001:
   Revenues                         $10,067,897          $902,661       $10,970,558
   Long-lived assets                  2,379,947            87,077         2,467,024
====================================================================================

* Includes export sales to Europe of approximately $1,569,000 and $1,991,000 in 2002 and 2001, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

16.    COMMITMENTS      The Company leases certain office and manufacturing
                        facilities under non-cancelable operating leases expiring through 2007. Future minimum lease commitments under the non-cancelable operating leases are as follows:

       Leases

Years ending September 30,                             2002
=============================================================
2003                                                  519,519
2004                                                  501,232
2005                                                  375,481
2006                                                  252,353
2007                                                  171,648
                                                      -------
-------------------------------------------------------------
TOTAL                                              $1,820,233

                        Rent expense approximated $530,000 and $564,000 in 2002 and 2001, respectively.

       Retirement Plan  The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The Company's contributions to the Plan amounted to approximately $50,000 and $56,000 in fiscal 2002 and 2001, respectively.

                                                       HEMAGEN DIAGNOSTICS, INC.
                                                                AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

16.    CONTINGENCIES    On February 7, 2002, URRMA Biopharma, Inc. filed suit
                        against the Company in the Superior Court, District of Montreal, Providence of Quebec, Canada. The suit seeks approximately $20,645,000 for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product.
                        The company had an understanding with URRMA Biopharma to manufacture R7V diagnostic kits and was in the process of negotiating a comprehensive supply agreement. The company responded to the claim and filed a counter claim for approximately $19,752,000 on June 10, 2002.

                        On December 19, 2002, the Company agreed to a settlement that is currently being finalized in a written settlement agreement. This settlement will result in no cost to the Company.

17.    SUPPLEMENTAL
       DISCLOSURE OF CASH
       FLOWS INFORMATION

September 30,                                             2002                2001
=====================================================================================
Cash paid for interest                                  $502,145            $522,124
Disclosure of non-cash investing
  and financing activities:
  Issuance of 192,589 and 54,632,
    respectively shares of
    common stock in lieu of cash
    payments                                             242,500              42,000
  Issuance of stock options to
    employees in satisfaction of
    amounts previously accrued                                --             142,501
  Issuance of 100,000 shares of
    common stock in satisfaction of
    debt due to Dade Behring                                  --             100,000
  Issuance of 110,000 shares of
    common stock on the conversion
    of debt                                                   --              50,048
  Fair value of warrants issued
    to non-employees