Form 10QSB
period 2002-12-31
HEMAGEN DIAGNOSTICS INC
filed 2003-02-14
CIK 892822

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002           Commission File
                                                           Number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
                            -------------------------
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)


         Delaware                                         04-2869857
         --------                                         ----------
 (State of Organization)                                  (I.R.S. Employer
                                                           Number)

               9033 Red Branch Road, Columbia, Maryland 21045-2105
               ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (443) 367 5500
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
     -------              -------

     As of December 31, 2002, the issuer had 10,104,855 shares of Common Stock, $.01 par value per share outstanding.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                   -----------

             Item 1. Financial Statements (unaudited)

                           Consolidated Balance Sheets;                  3
                           December 21, 2002 and
                           September 30, 2002

                           Consolidated Statements                       5
                           Of Operations; three months
                           ended    December 31, 2002 and 2001

                           Consolidated Statements                       6
                           Of Cash Flows; three months
                           Ended December 31, 2002 and 2001

                           Notes to Consolidated                         7
                           Financial Statements

           Item 2.         Management's Discussion and                   9
                           Analysis of Financial
                           Condition and Results of
                           Operations

           Item 4.         Controls and Procedures                      12

PART II.  OTHER INFORMATION                                             12

PART I   -     FINANCIAL INFORMATION

Item 1.        Financial Statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                  December 31, September 30,
                                                                      2002         2002
                                                                  ------------ -------------
ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                           $   403,063    $   463,958
              Accounts receivable, less allowance for
                  doubtful accounts of $526,415 and $532,111 at
                  December 31, 2002 and September 30, 2002,
                  respectively                                        936,678      1,178,536
              Inventories                                           3,507,350      3,368,317
              Prepaid expenses and other current assets               148,901        181,262
                                                                  -----------    -----------
                      Total current assets                          4,995,992      5,192,073
                                                                  -----------    -----------
PROPERTY AND EQUIPMENT:
              Fixed assets                                          7,636,635      7,675,180
              Less accumulated depreciation                        (6,175,899)    (6,050,641)
                                                                  -----------    -----------
                                                                    1,460,736      1,624,539
OTHER ASSETS                                                          200,286        205,616
                                                                  -----------    -----------
TOTAL ASSETS                                                      $ 6,657,014    $ 7,022,228
                                                                  ===========    ===========


              See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                        December 31,    September 30,
                                                                                                2002            2002
                                                                                            ------------    ------------
CURRENT LIABILITIES:
         Subordinated note payable, current portion                                        $          --   $    156,839
         Accounts payable and accrued expenses                                                 1,416,804       1,420,340
         Deferred revenue                                                                         97,005         123,470
                                                                                            ------------    ------------
         Total Current Liabilities                                                             1,513,809       1,700,649
                                                                                            ============    ============
 Senior subordinated secured convertible notes, net of
     unamortized discount of $3,776,523 and $3,974,051 at
     December 31, 2002 and September 30, 2002, respectively                                    2,313,477       2,115,949
                                                                                            ------------    ------------
 Total liabilities                                                                             3,827,286       3,816,598
                                                                                            ------------    ------------
STOCKHOLDERS' EQUITY
     Preferred stock, no par value - 1,000,000 shares authorized; none issued                       --              --
     Common stock, $.01 par value - 30,000,000 shares authorized;
        issued and outstanding:  10,204,855 and 10,168,011 at
        December 31, 2002 and September 30, 2002                                                 102,048         101,680
     Additional paid-in capital                                                               20,947,149      20,933,517
     Accumulated deficit                                                                     (18,010,457)    (17,614,449)
     Accumulated other comprehensive loss-
         foreign currency translation loss                                                      (119,375)       (125,481)
     Less treasury stock at cost; 100,000 shares at December 31, 2002
        and September 30, 2002                                                                   (89,637)        (89,637)
                                                                                            ------------    ------------
     Total Stockholder's Equity                                                                2,829,728       3,205,630
                                                                                            ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $  6,657,014    $  7,022,228
                                                                                            ============    ============


       See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                     December 31,    December 31,
                                                         2002            2001
                                                     ------------    ------------
Revenues:
   Product sales                                     $  1,984,812    $  2,218,440

Costs and expenses:
   Cost of product sales                                1,335,348       1,510,061
   Research and development                                52,501         101,464
   Selling, general and administrative                    659,979         815,660
                                                     ------------    ------------
Operating loss                                            (63,016)       (208,745)

Other expenses:
   Interest expense                                      (326,974)       (229,212)
   Other expenses                                          (6,018)        (13,403)
                                                     ------------    ------------

Net loss                                             $   (396,008)   $   (451,360)
                                                     ============    ============

Net Loss per share - basic and diluted:              $      (0.04)   $      (0.05)
                                                     ============    ============
Weighted average shares used in the calculation of
loss per share -
  basic and diluted                                    10,104,855       9,883,741
                                                     ============    ============


                 See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        December 31,
                                                                      2002         2001
                                                                   ---------    ---------
Cash flows from operating activities:
      Net loss                                                     $(396,008)   $(451,360)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
          Depreciation and amortization                              169,133      184,857
          Amortization of debt discount                              197,528      104,836
          Loss on sale of property and equipment                        --          1,459
      Changes in operating assets and liabilities:
          Accounts and other receivables                             241,858      266,312
          Prepaid expenses and other current assets                   32,361      (54,126)
          Inventories                                               (139,033)    (110,143)
          Accounts payable and accrued expenses                       10,464      165,438
          Deferred revenue                                           (26,465)        --
                                                                   ---------    ---------
            Net cash provided by operating activities                 89,838      107,273

Cash flows from investing activities:
      Purchase of property and equipment                                --        (36,999)
      Proceeds from sale of property and equipment                      --            192
                                                                   ---------    ---------
            Net cash used in investing activities                       --        (36,807)
                                                                   ---------    ---------
Cash flows from financing activities:
      Repayments of subordinated note payable                       (156,839)     (20,237)

           Net cash used in financing activities                    (156,839)     (20,237)
                                                                   ---------    ---------
Effects of foreign exchange rate                                       6,106       12,849
                                                                   ---------    ---------
            Net (decrease) increase in cash and cash equivalents     (60,895)      63,078
Cash and cash equivalents at beginning of period                     463,958      672,378
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $ 403,063    $ 735,456
                                                                   =========    =========
Supplemental disclosure of cash flow information:
     Interest paid                                                 $ 125,689    $ 128,184
                                                                   =========    =========
     Stock issued in satisfaction of director's fees
     and accrued expenses                                          $  14,000    $  17,500
                                                                   =========    =========

See Notes to Consolidated Financial Statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the September 30, 2002 financial statements and notes in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2002 and December 31, 2001. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company's average stock price. Common stock equivalents totaling 8,539,910 and 11,112,665 at December 31, 2002 and December 31, 2001, respectively, were not included in the computation of diluted net loss per share since they would have been anti-dilutive.

NOTE C - SHAREHOLDERS' EQUITY

During the three months ended December 31, 2002, the Company granted options for the purchase of 83,500 shares of Common Stock to employees and directors at exercise prices varying between $0.41 to $0.97 per share, which represented the fair market value on the date of the grant. At December 31, 2002, options for the purchase of 2,893,110 shares of common stock with a weighted average exercise price of $1.22 were outstanding.

During the three months ended December 31, 2002 the Company issued 36,844 shares of common stock in lieu of cash payments which were for director's compensation with a value of $14,000.

NOTE D-LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus 3/4 %. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At December 31, 2002, there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 5.0%.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration,competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

OVERVIEW

Hemagen Diagnostics, Inc., is a biotechnology Company that develops, manufactures and, markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. Hemagen also manufactures and markets a complete line of Clinical Chemistry Reagents through its wholly owned subsidiary RAICHEM. In addition, Hemagen manufactures and sells the Analyst(R) an FDA-cleared Clinical Chemistry Analyzer used to measure important constituents in human and animal blood, and the Endocheck a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst(R) and the Endocheck both directly and through distributors servicing both physicians' office laboratories and veterinarians' offices. Hemagen's products are used in many of the largest Laboratories, Hospitals and Blood Banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that offer significant growth opportunities. The company was incorporated in 1985 and went public in 1993.

RESULTS OF OPERATIONS

The Three Month Period Ended December 31, 2002
Compared to the Three Month Period Ended December 31, 2001

Revenues for the three month period ending December 31, 2002 decreased $237,000 (11%) to approximately $1,985,000 from approximately $2,218,000 for the same period ending December 31, 2001. Sales for the current period represent reduced sales at the Company's Raichem division of $136,000, lower autoimmune and infectious disease product sales of $113,000 and lower sales by the Company's Brazil subsidiary of approximately $95,000. Offsetting these decreases was a $110,000 increase in revenues from the Company's clinical chemistry analyzer product lines.

Cost of product sales decreased twelve (12%) to approximately $1,335,000 from approximately $1,510,000 in the same period last year as a result of the decrease in sales for the applicable period. Cost of product sales as a percentage of sales decreased slightly to 67% from 68%. This slight reduction is attributed to reduced manufacturing costs related to better inventory and facility utilization.

Research and development expenses decreased forty-eight percent (48%) to approximately $53,000 from approximately $101,000, due to reduced labor expenses. The Company continues to closely monitor its costs and expects for the near-term to engage specialized consultants on a project basis.

The Company is currently working to complete several research and development programs including:

     - Clinical trials and the submission of applications to the FDA to market new blood banking products.

     - The development of additional assays and reagents to fill its clinical chemistry reagent product line sold under the RAICHEM label.

     -    The completion of several autoimmune disease Elisa kits.

Selling, general and administrative expenses for the quarter ended December 31, 2002 were approximately $660,000 as compared to $816,000 in the same period ended December 31, 2001. This reduction in selling general and administrative expenses represents a reduction of $156,000 (19%) from the prior year. This reduction is mainly attributed to reduced legal, consulting and administrative labor costs.

Other expenses increased to approximately $333,000 in the quarter ended December 31,2002 from approximately $243,000 (37%) in the prior period. The increase was attributed to increased interest expense. Interest expense for the three months ended December 31,2002, was $327,000 as compared to $229,000 in the three months ended December 31, 2001, the increase in interest expense resulted from the amortization of discount on the Senior Subordinated Convertible Notes. (See "Liquidity and Capital Resources").

The net loss for the period was approximately $396,000 for the three months ended December 31, 2002 as compared to a net loss of approximately $451,000 in the same period ended December 31, 2001. The decrease in the net loss from the prior period resulted from lower operating expenses offset by a slightly reduced gross margin in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had $403,000 of unrestricted cash, working capital of $3,482,000 and a current ratio of 3.3 to 1. The Company also had available up to $1,000,000 under its line of credit agreement, which has not been drawn on as of December 31, 2002.

During the period ended December 31, 2002, Hemagen generated $90,000 of cash from operating activities, and used $157,000 of cash for financing activities. The cash used for financing activities reflects the final debt payment to the Dade Behring subordinated note payable.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2002 and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

The Three Month Period Ended December 31, 2002 Compared to the Three Month Period Ended December 31, 2001.

Net cash provided by operating activities during the three months ended December 31, 2002 was approximately $90,000 as compared to $107,000 in the three months ended December 31, 2001. The cash generated from operating activities represents a decrease of $17,000 for the quarter ended December 31, 2002. The decrease in cash generated is mainly attributable to a reduction in the cash generated by changes in operating assets and liabilities of approximately $148,000 offset by a decrease in the net loss after adjusting for non-cash items such as depreciation and amortization of $131,000. The cash used in financing activities represented an increase of $137,000 offset by a reduction in the cash used in investing activities of $37,000. The increase in cash used for financing activities represents the debt payments required for the subordinated note payable that was paid off in November 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II OTHER INFORMATION

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

                                                     Hemagen Diagnostics, Inc.
                                                     -------------------------
                                                     (Registrant)


February 14, 2003                                    /s/ William P. Hales
-----------------                                    --------------------
                                                     William P. Hales
                                                     President and
                                                     Chief Executive Officer

February 14, 2003                                    /s/ Deborah F. Ricci
-----------------                                    --------------------
Deborah F. Ricci                                     Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, William P. Hales, the principal executive officer of Hemagen Diagnostics Inc, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hemagen Diagnostics, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                /s/ William Hales
                                       ------------------------------
                                       William Hales
                                       President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

     I, Deborah F. Ricci, the principal financial officer of Hemagen Diagnostics Inc, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hemagen Diagnostics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     February 14, 2003                   /s/ Deborah Ricci
                                              ------------------------
                                              Deborah Ricci
                                              Principal Financial Officer