Form 10QSB
period 2003-03-31
HEMAGEN DIAGNOSTICS INC
filed 2003-05-15
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of March 31, 2003, the issuer had 10,104,855 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	14
CERTIFICATIONS	15

PART I   —    Financial Information

Item 1.             Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$459,099	$463,958
Accounts receivable, less allowance for
doubtful accounts of $166,093 and
$532,111 at March 31, 2003 and
September 30, 2002, respectively	950,289	1,178,536
Inventories	3,421,919	3,368,317
Prepaid expenses and other current assets	157,603	181,262

Total current assets	4,988,910	5,192,073

Property and Equipment; net of
accumulated depreciation
and amortization	1,300,111	1,624,539
Other assets	194,958	205,616

Total Assets	$6,483,979	$7,022,228

See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	September 30, 2002
Liabilities and Stockholders' Equity
Current Liabilities:
Subordinated note payable, current portion	$--	$156,839
Accounts payable and accrued expenses	1,455,136	1,420,340
Deferred revenue	97,286	123,470

Total Current Liabilities	1,552,422	1,700,649

Senior subordinated secured convertible
notes, net of unamortized discount of
$3,545,088 and $3,974,051 at March 31, 2003
and September 30, 2002, respectively	2,544,912	2,115,949

Total liabilities	4,097,334	3,816,598

Stockholders' Equity
Preferred stock, no par value -
1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value -
30,000,000 shares authorized; issued and
outstanding: 10,204,855 and 10,168,011 at
March 31, 2003 and September 30, 2002	102,048	101,680
Additional paid-in capital	20,947,151	20,933,517
Accumulated deficit	(18,457,816)	(17,614,449)
Accumulated other comprehensive loss-
foreign currency translation loss	(115,101)	(125,481)
Less treasury stock at cost;
100,000 shares at March 31, 2003
and September 30, 2002	(89,637)	(89,637)

Total Stockholder's Equity	2,386,645	3,205,630

Total Liabilities and Stockholder's Equity	$6,483,979	$7,022,228

See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenues:
Product sales	$2,046,816	$2,599,075	$4,031,629	$4,817,516
Costs and expenses:
Cost of product sales	1,418,905	1,669,858	2,754,254	3,179,920
Research and development	56,502	125,774	109,003	227,238
Selling, general and administrative	679,277	904,767	1,339,256	1,720,427

Operating loss	(107,868)	(101,324)	(170,884)	(310,069)

Other expenses:
Interest expense	(346,752)	(266,932)	(673,727)	(496,144)
Other expenses	7,262	4,124	1,244	(9,279)

Net loss	$(447,359)	$(364,132)	$(843,367)	$(815,492)

Net loss per share - basic and diluted:	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Weighted average shares used in the
calculation of loss per share -basic and
diluted	10,104,855	9,974,509	10,104,855	9,929,125

See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(843,367)	$(815,491)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	337,876	363,050
Amortization of debt discount	428,963	244,443
Loss on disposal of property and equipment	(527)	1,459
Changes in operating assets and liabilities:
Accounts and other receivables	228,247	121,108
Prepaid expenses and other current assets	23,660	(65,082)
Inventories	(53,602)	34,259
Accounts payable and accrued expenses	46,534	64,108
Deferred revenue	(26,184)	17,124

Net cash provided by operating activities	141,598	(35,022)

Cash flows from investing activities:
Purchase of property and equipment	--	(58,337)
Proceeds from sale of property and equipment	--	192

Net cash used in investing activities	--	(58,145)

Cash flows from financing activities:
Repayments of subordinated note payable	(156,839)	(57,019)
Exercise of stock options	--	8,071

Net cash used in financing activities	(156,839)	(48,948)

Effects of foreign exchange rate	10,380	12,037

Net (decrease) in cash and cash equivalents	(4,859)	(130,078)

Cash and cash equivalents at beginning of period	463,958	672,378

Cash and cash equivalents at end of period	$459,099	$542,300

Supplemental disclosure of cash flow information:
Interest paid	$244,487	$251,702

Stock issued in satisfaction of director's
fees and accrued expenses	$14,000	$218,021

See Notes to Consolidated Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2003 and March 31, 2002. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 8,316,910 and 11,162,665 at March 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share since they would have been anti-dilutive.

NOTE C — SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2003, the Company granted options for the purchase of 123,500 shares of Common Stock to employees and directors at exercise prices varying between $0.29 to $0.97 per share, which represented the fair market value on the date of the grant. Also, during the six months ended March 31, 2003, options for the purchase of 263,000 shares of Common Stock expired. At March 31, 2003, options for the purchase of 2,670,110 shares of common stock with a weighted average exercise price of $1.24 were outstanding.

During the six months ended March 31, 2003, the Company issued 36,844 shares of common stock in lieu of cash payments that were accrued at the prior year end which were for director’s compensation with a value of $14,000.

NOTE D-CURRENT ACCOUNT ING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”, (“SFAS 148”). SFAS 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and contain disclosures about the effects of stock-based compensation. The fair value method of accounting would require the use of an option pricing model such as the Black-Scholes option pricing model to determine the compensation expenses associated with stock-based compensation issued in the current period.

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net loss and our net loss per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
Net Income:
As reported	$(447,359)	$(364,132)	$(843,367)	$(815,492)
Pro forma	(458,941)	(440,950)	(899,684)	(1,069,551)
Net income per common share:
Basic and Diluted;
As reported	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Pro forma	(0.05)	(0.04)	(0.09)	(0.11)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002; dividend yield of 0%; expected volatility of 196% and 89% for 2003 and 2002, respectively; risk-free interest rate of 4% for both periods; and expected lives ranging from 5.0 to 10.0 years.

NOTE E-LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At March 31, 2003 and September 30, 2002, there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 5.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward looking statements because they involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve its strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc., is a biotechnology Company that develops, manufactures and, markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. Hemagen also manufactures and markets a complete line of Clinical Chemistry Reagents through its wholly owned subsidiary RAICHEM. In addition, Hemagen manufactures and sells the Analyst® an FDA-cleared Clinical Chemistry Analyzer used to measure important constituents in human and animal blood, and the Endochek a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing both physicians’ office laboratories and veterinarians’ offices. Hemagen’s products are used in many of the largest laboratories, hospitals and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became publicly traded in 1993.

Results of Operations

The Three Month Period Ended March 31, 2003
Compared to the Three Month Period Ended March 31, 2002

Revenues for the three-month period ended March 31, 2003 decreased approximately $552,000 (21%) to approximately $2,047,000 from $2,599,000 for the same period ended March 31, 2002. This decrease is primarily attributed to:

•	Approximately $264,000 of reduced sales of the Analyst® Product line. These reduced sales are attributed to lower sales of consumables to the Company’s human market distributor.

•	Reduced sales of approximately $196,000 at the Company’s Raichem division, due to lower sales to Roche Diagnostics and several foreign distributors.

•	Reduced sales of our Endochek product of approximately $44,000.

Cost of product sales decreased approximately $251,000 (15%) to $1,419,000 from $1,670,000 for the same period last year. Cost of product sales as a percentage of sales increased from 64% to 69%. This increase in cost of sales as a percentage of sales is mainly attributed to the Company’s Raichem division. The cost of sales percentage has increased at Raichem as a result of lower production levels than those levels in the previous year, which resulted in higher fixed costs for Raichem’s products.

Research and development expenses decreased fifty-five percent (55%) to approximately $57,000 from $126,000 due to decreased headcount, consulting and project costs.

The Company is currently working to complete several research and development programs including:

•	Submission of applications to the FDA to market new blood banking products.

•	The development of additional assays and reagents to supplement its clinical chemistry reagent product sold under the RAICHEM label.

•	The completion of several autoimmune disease ELISA kits.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $225,000 (25%) for the quarter ended March 31, 2003 to $679,000 from $905,000 in the previous period. This reduction is attributable to reduced legal, consulting and administrative labor expenses.

Other expenses (income) increased approximately $76,000 (29%) to approximately $339,000 in the quarter ended March 31, 2003 from $263,000 in the prior period, due to increased interest expense. Interest expense for the three months ended March 31, 2003, was $347,000 as compared to $267,000 in the three months ended March 31,

2002, primarily as a result of the increase in the amortization of the debt discount. (See “Liquidity and Capital Resources”).

The net loss for the period was approximately $447,000 for the three months ended March 31, 2003 as compared to a net loss of approximately $364,000 in the prior period. The increase in the loss from the prior period is mainly attributed to lower sales volumes and increased interest expense related to the non-cash amortization of the debt discount of $ 92,000, and is offset by reduced operating expenses.

The Six Month Period Ended March 31, 2003
Compared to the Six Month Period Ended March 31, 2002

Revenues for the six-month period ended March 31, 2003 decreased approximately $786,000(16%) to approximately $4,032,000 from $4,818,000 for the same period ended March 31, 2002. This decrease is primarily attributed to:

•	Lower sales at the Company’s Raichem division of approximately $332,000, which resulted from lower sales to Roche Diagnostics of approximately $124,000 in conjunction with a supply agreement that extends to December 2006, and from lower sales to several foreign distributors of Raichem branded product. As a means to offset this loss to Roche, the Company is evaluating other reagents that it can supply to Roche to recover those lost sales.

•	Lower sales of Analyst products of approximately $179,000. In particular, sales of Analyst consumables to the human market products distributor have decreased from the prior year.

•	Lower sales of the Company’s infectious disease product line sold to blood banks of approximately $129,000.

•	Reduced sales at the Company’s Brazilian 51% owned subsidiary of approximately $104,000.

Cost of product sales decreased approximately $426,000 (13%) to approximately $2,754,000 for the six-month period ended March 31, 2003 as compared to approximately $3,180,000 in the prior period. As a percentage of sales, cost of product sales increased to 68% of sales from 66% of sales in the prior period. The increase in cost of product sales is attributed to higher Analyst costs and lower margins experienced in Brazil with the Company’s 51% owned Brazilian distributor subsidiary. The higher costs realized with the Analyst product-line resulted from lower production levels that had to absorb more of the fixed costs of that product line.

Research and development expenses decreased 52% to $109,000 as a result of reduced consulting and project expenditures in the current period. For a detail of current research and development projects see the comparison of three-month periods ended March 31, 2003 and 2002.

Selling, general and administrative expenses decreased approximately $381,000 (22%) to approximately $1,339,000 from $1,720,000 due to reduced legal, headcount and labor costs.

Other expenses (income) increased approximately $167,000 (33%) to approximately $672,000 from approximately $505,000 as a result of higher interest expense associated with the non-cash amortization of debt discount related to the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

Net loss for the six months ended March 31, 2003 was $843,000 as compared to a net loss of approximately $815,000 in the same period last year. This increase in net loss is mainly attributed to the decrease in the sales volume and increased interest expense, offset by lower research and development and selling, general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2003, Hemagen had $459,000 of unrestricted cash, working capital of approximately $3,436,000 and a current ratio of 3.2 to 1.

During the six month period ended March 31, 2003, Hemagen generated $142,000 of cash from operating activities, offset by $157,000 of cash used in financing activities.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. At March 31, 2003, there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 5.0%.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2003, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months, although there can be no assurances that this will be the case.

The Six Month Period Ended March 31, 2003
Compared to the Six Month Period Ended March 31, 2002

Net cash provided by operating activities during the six months ended March 31, 2003 increased to $142,000 from $35,000 of cash used in the six months ended March 31, 2002. This increase in cash generated is mainly attributed to cash generated by the change in operating assets and liabilities in addition to a reduction in the net loss from operations after adjusting for non-cash items such as depreciation and amortization. The cash generated by the change in operating assets and liabilities increased by approximately $47,000 (27%) to approximately $219,000 from $172,000 in the prior period. The net loss after adjusting for non-cash items for the six months ended March 31, 2003 used cash of approximately $77,000 as compared to $208,000 in the previous period.

There was no cash used in investing activities in the six months ended March 31, 2003 as compared to $58,000 of cash used in the six months ended March 31, 2002. This change in cash used is attributed to capital expenditures in the prior period.

Cash used in financing activities totaled $157,000 in the six months ended March 31, 2003 as compared to $49,000 used in the six months ended March 31, 2002. This increase in cash used is attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. that was paid off in November 2002.

New Accounting Standards

In November 2002, FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

In January 2002, GASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

Item 3.     Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)     Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Hemagen’s Annual Meeting of Shareholders was held on February 26, 2003. Each of the following matters was voted upon and approved by Hemagen’s shareholders as indicated below:

(1)     Election of the following two directors:

Alan S. Cohen	7,426,339 votes for, 352,250 votes against, and zero abstentions.

Richard W. Edwards	7,427,119 votes for, 351,470 votes against, and zero abstentions.

(2)	Ratification of appointment of Grant Thornton, LLP as Hemagen’s independent public accountants for fiscal year 2004, 7,698,028 votes for, 80,261 votes against, and 300 abstentions.

Item 5.    Other Information

On February 27, 2003 the Company’s common stock was delisted from the NASDAQ Small Cap Market and its shares of common stock began trading on the OTC Bulletin Board.

Item 6.    Exhibits and Reports on Form 8-K.

Exhibit 99.1            Certification of Chief Executive Officer

Exhibit 99.2            Certification of Chief Financial Officer

Item 7.    Reports on Form 8-K

The Company filed Form 8-K with the Commission on February 28, 2003 that included a Company press release as an exhibit related to the Company receiving notification from NASDAQ that its securities will be delisted from the NASDAQ Small Cap Market.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

May 14, 2003	Hemagen Diagnostics, Inc. (Registrant) /s/ William P. Hales --------------------------- William P. Hales President and Chief Executive Officer
May 14, 2003	/s/ Deborah F. Ricci --------------------------- Deborah F. Ricci Chief Financial Officer

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, William P. Hales, the principal executive officer of Hemagen Diagnostics Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hemagen Diagnostics, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ William Hales ------------------------------ William Hales President and Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Deborah F. Ricci, the principal financial officer of Hemagen Diagnostics Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hemagen Diagnostics, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Deborah Ricci ------------------------ Deborah Ricci Principal Financial Officer