Form 10QSB
period 2003-06-30
HEMAGEN DIAGNOSTICS INC
filed 2003-08-13
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of June 30, 2003, the issuer had 10,104,855 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
Item 7.	Reports on Form 8-K	14

SIGNATURES	15
CERTIFICATIONS	16

PART I — Financial Information

Item 1. Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2003	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$672,133	$463,958
Accounts receivables, less allowance for
doubtful accounts of $ 171,398 and
$532,111 at June 30, 2003 and
September 30, 2002, respectively	914,720	1,178,536
Inventories	3,137,916	3,368,317
Prepaid expenses and other current assets	152,766	181,262

Total current assets	4,877,535	5,192,073

Property and Equipment; net of accumulated
depreciation and amortization of
$6,494,392 and$6,050,641 at June 30, 2003
and September 30, 2002, respectively	1,142,561	1,624,539
Other assets	189,629	205,616

Total Assets	$6,209,725	$7,022,228

      See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	September 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of subordinated note payable	$--	$156,839
Accounts payable and accrued expenses	1,314,939	1,420,340
Deferred revenue	75,876	123,470

Total Current Liabilities	1,390,815	1,700,649

Senior subordinated secured convertible
notes, net of Unamortized discount of
$3,280,556 and $3,974,051 at June 30, 2003
and September 30, 2002, respectively	2,809,444	2,115,949

Total liabilities	4,200,259	3,816,598

Stockholders' Equity
Preferred stock, no par value - 1,000,000 shares
authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares
authorized; issued and outstanding:
10,204,855 and 10,168,011 at June 30, 2003 and
September 30, 2002, respectively	102,048	101,680
Additional paid-in capital	20,947,149	20,933,517
Accumulated deficit	(18,849,743)	(17,614,449)
Accumulated other comprehensive loss-
foreign currency translation loss	(100,351)	(125,481)
Less treasury stock at cost; 100,000 shares
at June 30, 2003 and September 30, 2002,
respectively	(89,637)	(89,637)

Total Stockholder's Equity	2,009,466	3,205,630

Total Liabilities and Stockholder's Equity	$6,209,725	$7,022,228

See Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Product sales	$2,169,488	$2,359,847	$6,201,117	$7,177,363
Costs and expenses:
Cost of product sales	1,471,341	1,444,339	4,225,595	4,624,259
Research and development	58,106	102,528	167,109	329,766
Selling, general and administrative	632,328	828,388	1,971,584	2,548,815

Operating income (loss)	7,713	(15,408)	(163,171)	(325,477)
Other expenses:
Interest expense, net	(387,537)	(281,580)	(1,061,264)	(777,724)
Other expenses	(12,103)	(962)	(10,859)	(10,241)

Net loss	$(391,927)	$(297,950)	$(1,235,294)	$(1,113,442)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.11)

Weighted average shares used in the
calculation of loss per share-
basic and diluted	10,104,855	10,044,457	10,104,855	9,967,569

Notes to Consolidated Financial Statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,235,294)	$(1,113,442)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	499,370	555,038
Amortization of debt discount	693,495	395,609
(Gain) Loss on sale of property and equipment	(527)	1,459
Changes in operating assets and liabilities:
Accounts and other receivables	263,816	176,860
Prepaid expenses and other current assets	28,496	(36,695)
Inventories	230,401	(318,345)
Accounts payable and accrued expenses	(91,401)	218,466
Deferred revenue	(47,594)	181

Net cash provided by (used in) operating activities	340,762	(120,869)

Cash flows from investing activities:
Purchase of property and equipment	(878)	(62,660)
Proceeds from sale of property and equipment
	--	192

Net cash used in investing activities	(878)	(62,468)

Cash flows from financing activities:
Repayments of subordinated note payable	(156,839)	(108,259)
Exercise of stock options
	--	8,071

Net cash used in financing activities	(156,839)	(100,188)

Effects of foreign exchange rate	25,130	(10,378)

Net increase (decrease) in cash and cash equivalents	208,175	(293,903)
Cash and cash equivalents at beginning of period	463,958	672,378

Cash and cash equivalents at end of	$672,133	$378,475

Supplemental disclosure of cash flow information:
Interest paid	$383,013	$376,301

Stock issued in satisfaction of director's fees
and accrued expenses	$14,000	$228,521

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

NOTE B- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2003 and June 30, 2002. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 5,674,110 and 8,566,910 at June 30, 2003 and June 30, 2002, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE C – STOCK BASED COMPENSATION

During the nine months ended June 30, 2003, the Company granted options for the purchase of 123,500 shares of Common Stock to employees at exercise prices varying between $0.29 to $0.97 per share, which represented the fair market value on the date of the grant. Also, during the nine months ended June 30, 2003, options for the purchase of 304,000 shares of Common Stock expired with an exercise price between $0.63 to $2.00 per share. At June 30, 2003, options for the purchase of 2,629,110 shares of common stock with a weighted average exercise price of $1.25 were outstanding.

During the nine months ended June 30, 2003 the Company issued 36,844 shares of common stock in lieu of cash payments that were accrued at the prior year end which were for director’s compensation with a value of $14,000.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”, (“SFAS 148”). SFAS 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and certain disclosures about the effects of stock-based compensation. The fair value method of accounting would require the use of an option pricing model such as the Black-Scholes option pricing model to determine the compensation expenses associated with stock-based compensation issued in the current period.

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income:
As reported	$(391,927)	$(297,950)	$(1,235,294)	$(1,113,442)
Pro forma	(394,489)	(308,123)	(1,282,685)	(1,375,864)
Net income per common share:
Basic and Diluted;
As reported	$(0.04)	$(0.03)	$(0.12)	$(0.11)
Pro forma	(0.04)	(0.03)	(0.13)	(0.14)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002; dividend yield of 0%; expected volatility of 196% and 89% for 2003 and 2002, respectively; risk-free interest rate of 4% for both periods; and expected lives ranging from 5.0 to 10.0 years.

NOTE D-LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At June 30, 2003 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 4.75%. The Company has never borrowed on this line of credit.

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

Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should, and similar expressions and by the context in which they are used. Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

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

Results of Operations

The Three Month Period Ended June 30, 2003
Compared to the Three Month Period Ended June 30, 2002

Revenues for the three-month period ended June 30, 2003 decreased approximately $191,000 (8%) to approximately $2,169,000 from approximately $2,360,000 for the same period ended June 30, 2002. This fluctuation in revenues is primarily attributed to:

•	Reduced sales of our autoimmune and infectious disease product line of $110,000 for our U.S. Operations and $84,000 for our Brazilian 51% owned subsidiary.

•	Approximately $109,000 of reduced sales of the Analyst® Product line. These reduced sales are attributed to lower sales of consumables of the Company’s human market distributor.

•	Lower sales of the Endocheck product line of $34,000.

•	Offsetting these reductions was an increase of sales of approximately $146,000 at the Company’s Raichem division.

Cost of product sales increased two percent (2%) to approximately $1,471,000 from approximately $1,444,000 in the same period last year despite the decrease in sales for the applicable period. Cost of product sales as a percentage of sales increased from 61% to 68%. This increase of cost of sales mainly resulted from higher costs associated with the Analyst product line and costs at the Raichem division as a result of lower production efficiencies.

Research and development expenses decreased forty-four percent (44%) to approximately $58,000 from approximately $103,000 due to a reduction in the full-time staff being maintained by the Company.

The Company is currently working to complete several research and development programs including:

· The completion of several autoimmune disease ELISA kits.

•	The development of additional assays and reagents to supplement its clinical chemistry reagent product sold under the RAICHEM label.

•	Submission of applications to the FDA to market new blood banking products.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $196,000 (24%) for the quarter ended June 30, 2003 to $632,000 from $828,000 in the same fiscal quarter. This reduction is attributable to reduced legal, consulting and administrative labor expenses.

Other expenses, consisting primarily of interest expense, increased to approximately $400,000 in the quarter ended June 30, 2003 from approximately $283,000 (41%) in the prior period.

Interest expense for the three months ended June 30, 2003, was $388,000 as compared to $282,000 in the three months ended June 30, 2002, the increase in interest expense resulted from the amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”)

The net loss for the period was approximately $392,000 for the three months ended June 30, 2003 as compared to a net loss of approximately $298,000 in the prior period. The increase in the net loss from the prior period resulted from higher interest expense associated with the Senior Subordinated Convertible Notes.

The Nine Month Period Ended June 30, 2003
Compared to the Nine Month Period Ended June 30, 2002

Revenues for the nine month period ending June 30, 2003 decreased $976,000 to approximately $6,201,000 from approximately $7,177,000 (14%) for the same period ending June 30, 2002. This decrease is mainly attributed to:

•	Lower sales of Analyst products of approximately $287,000. In particular, sales of Analyst consumables to the human market products distributor have decreased from the prior year.

•	Lower sales of the Company’s autoimmune and infectious disease product lines of $262,000. · Lower sales at the Company’s Raichem division of approximately $187,000, which mainly resulted from

•	lower sales to Roche Diagnostics in conjunction with a supply agreement that extends to December 2006.

•	Reduced sales at the Company's Brazilian 51% owned subsidiary of approximately $187,000 related to the Company’s autoimmune and infectious disease product line.

•	Lower sales of the Endocheck product line of $53,000.

Cost of product sales decreased to approximately $4,226,000 from approximately $4,624,000 (9%). As a percentage of sales, cost of product sales increased to 68% from 64% as compared to the same period last year. This increase in cost of product sales as a percentage of sales is attributed to higher unit costs associated with lower production levels.

Research and development expenses decreased to $167,000 from $330,000 (49%) as a result of reduced salary, consulting and project expenditures in the current period. For a summary of current research and development projects see the comparison of three month periods ended June 30, 2003 and 2002.

Selling, general and administrative expenses decreased to approximately $1,972,000 from approximately $2,549,000 (23%), due to reduced headcount at both the Hemagen and Raichem locations and legal expense. This reduced headcount has had no impact on operations and reflects the normal recurring expenses of the Company.

Other expenses increased to approximately $1,072,000 from approximately $788,000 (36%) during the same period last year. The increase is a result of higher interest expense associated with the amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

Net loss for the nine months ended June 30, 2003 was $1,235,000 as compared to approximately $1,113,000 in the same period last year. This increase in the net loss is attributed to an increase in interest expense slightly offset by a lower operating loss in the current period.

Liquidity and Capital Resources

At June 30, 2003, the Company had $672,000 of cash, working capital of $3,487,000 and a current ratio of 3.5 to 1.

During the nine month period ended June 30, 2003, Hemagen generated $341,000 of cash for operating activities, offset by $157,000 of cash used for financing activities. Capital expenditures of approximately $5,000 are planned for remainder of fiscal 2003.

In September 2002, the Company obtained a revolving line of credit with a bank for the purposed of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾%. As of August 9, 2003, there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 4.75%.

Hemagen believes that cash flow from operations, cash on hand at June 30, 2003, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months, although there can be no assurances that this will be the case.

Net cash provided by operating activities during the nine months ended June 30, 2003 increased to $341,000 from $121,000 of cash used during the nine months ended June 30, 2002. This increase in cash generated from operations is mainly attributed to changes in our operating assets and liabilities, including improved collections of our accounts receivable in part as a result of our increased collection activities, a significant reduction in our inventory, and the non-cash impact of the amortzation of our debt discount. We experienced this improvement in cash flow from operations even with a net paydown of our accounts payable of approximately $91,000 during fiscal 2003.

There was $1,000 of cash used in investing activities in the nine months ended June 30, 2003 as compared to $62,000 of cash used in the nine months ended June 30, 2002. This change in cash used is attributed to capital expenditures in the prior period.

Cash used in financing activities totaled $157,000 in the nine months ended June 30, 2003 as compared to $100,000 used in the nine months ended June 30, 2002. This increase in cash used is attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. that was paid off in November 2002.

New Accounting Standards

In November 2002, FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”), which addresses how a company classifies and measures certain financial instruments. This statement will not have an impact on the proper recording of the Company’s current financial instruments, more particularly the Senior Subordinated Secured Convertible Notes that are properly classified on the balance sheet as a liability of the Company.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company’s disclosure controls and procedures as of June 30, 2003. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to affect Hemagen’s internal control over financial reporting.

PART II – Other Information

Item 6.    Exhibits and Reports on Form 8-K.

      Exhibit 31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

      Exhibit 31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

      Exhibit 32.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(b)

      Exhibit 32.2    Certification of Chief Financial Officer pursuant to Rule 13A-14(b)

Item 7.    Reports on Form 8-K

The Company filed an Item 7 Form 8-K with the Commission on May 16, 2003 that included a Company press release as an exhibit related to the Company announcing financial results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

August 13, 2003 August 13, 2003	HEMAGEN DIAGNOSTICS, INC.
(Registrant)

BY: /s/ William P. Hales
——————————————
William P. Hales
President and Chief Executive Officer

BY: /s/ Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer