Form 10KSB
period 2003-09-30
HEMAGEN DIAGNOSTICS INC
filed 2003-12-24
CIK 892822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003
                         Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
              -----------------------------------------------------
                 ("Name of Small Business Issuer in Its Charter)

                          Delaware                04-2869857
              -----------------------------------------------------
                  (State or Other Jurisdiction (I.R.S. employer
              of Incorporation or Organization) identification No.)

   9033 Red Branch Rd., Columbia, MD                                    21045
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (443) 367-5500
              -----------------------------------------------------
                (Issuer's telephone number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of $8,472,711 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 19, 2003, was $5,961,864. As of December 19, 2003, 10,104,855 shares Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Items 10,11,12 and 14 hereof.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB


                                                                            Page
                                                                            ----
PART I
Item 1.   Description of Business............................................  3
Item 2.   Description of Property............................................ 10
Item 3.   Legal Proceedings.................................................. 11
Item 4.   Submission of Matters to a Vote of Security Holders................ 11

PART II
Item 5.   Market For Common Equity and Related Stockholder Matters........... 11
Item 6.   Management's Discussion and Analysis or Plan of Operation.......... 12
Item 7.   Financial Statements............................................... 16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................... 16
Item 8A.  Controls and Procedures............................................ 17

PART III
Item 9.   Directors, Executive Officers, etc................................. 17
Item 10.  Executive Compensation............................................. 17
Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Meeting................................. 17
Item 12.  Certain Relationships and Related Transactions..................... 17
Item 13.  Exhibits, List and Reports on Form 8-K............................. 17
Item 14.  Principal Accountant Fees and Services............................. 19

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward looking statements may be identified by words such as "estimates", "anticipates", "projects", "plans", "expects", "intends", "believes", "should" and similar expressions and by the context in which they are used. Such statements are based on current expectations. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. Hemagen undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

ITEM 1.  DESCRIPTION OF BUSINESS.

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. Hemagen also manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary RAICHEM. In addition, Hemagen manufactures and sells the Analyst(R) an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst(R) and the Endochek both directly and through distributors servicing physicians' office laboratories and veterinarians' offices. Hemagen's products are used in many of the largest laboratories, hospitals, and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became a public company in 1993. Hemagen's principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Hemagen's three product lines are as follows:

     -    A clinical chemistry division called Reagents Applications, Inc.(RAI);

     - A clinical chemistry analyzer line that markets the Analyst(R) Benchtop Clinical Chemistry Analyzer and the Endocheck(TM) Plus Chemistry Analyzer;

     - An autoimmune and infectious disease product line, that sells under the trademark "Virgo(R)" and which offers a complete range of assays that are compatible with most analyzer equipment.

Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. in 1996. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro use in hospitals, clinics, physicians' office laboratories, and reference laboratories. These products are sold directly under the Raichem(R) label or private label for several large domestic and international customers. Most of the reagents manufactured by RAI can be used manually, or in small and large automated high volume clinical chemistry analyzers. In December 1999, RAI signed an exclusive supply agreement with Roche Diagnostics, Inc., to provide reagents for Roche's Cobas Mira(R) automated clinical chemistry instrument in the United States. This exclusive agreement was renewed in December 2002 and has a termination date of December 2006. Sales resulting from this exclusive agreement with Roche Diagnostics, Inc. were approximately $1,362,000 and $1,306,000 in the years ending September 30, 2003 and September 30, 2002, respectively. RAI's foreign sales were approximately 16% of total sales in the year ending September 30, 2003, and mainly represent sales to foreign OEM's and distributors.

In September 1998, Hemagen acquired the Analyst(R) Clinical Chemistry system from Dade Behring, Inc. The Analyst is a patent protected, low cost, bench top clinical chemistry instrument and reagent system. The Analyst instrument runs general chemistry profiles for the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst is cleared by the FDA for marketing in the United States to physician office laboratories. In addition to offering the Analyst, Hemagen has been acquiring distribution rights for other complimentary products for these markets and in December 2002 acquired the Endocheck(TM) veterinary chemistry analyzer. Today, Hemagen estimates that its customer base for the Analyst is approximately 65% veterinary practices and 35% physician office laboratory practices.

Hemagen's Virgo(R) product line division includes autoimmune and infectious disease diagnostic test kits manufactured for use on a variety of automated instrument platforms. In 1995, Hemagen completed the acquisition of a line of diagnostic test kits using immunoflourescence from Schiaparelli Biosystems, Inc. These assays represent a comprehensive offering of immunoflourescence tests (called IFA). In addition to the acquired immunoflouresence tests, Hemagen from its inception in 1985 has developed a comprehensive line of diagnostic kits based on hemagglutination (called HA) and enzyme-linked immunosorbence (called ELISA or EIA) technologies for their platforms. The Virgo product-line is marketed directly to the largest reference laboratories, hospitals, and universities in the United States. Internationally, there are over 20 distributors that market the Virgo(R) product line. Hemagen also markets the Virgo(R) product line in South America through its majority owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company. HDC distributes the Virgo autoimmune and infectious disease line throughout South America on an exclusive basis in Brazil only.

RECENT DEVELOPMENTS

     In July 1999, William P. Hales, Redwood Holdings, Inc. and certain of Redwood Holdings, Inc.'s employees, namely Jerry L. Ruyan, Thomas A. Donelan, and Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to Hemagen's Bylaws, the removal of its directors and the election of themselves to the Board of Directors. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999, and new management was put in place.

     New management has taken actions over the past four fiscal years to refinance the business and return it to operating profitability. Many of the activities over the past four years have focused on consolidating operations, reducing headcount, cutting costs and increasing sales and marketing efforts. Specifically, under new management the Company has:

     - Raised $6,315,000 in May 2000 in an offering of units consisting of 8% Senior Subordinated Secured Convertible Notes, Common Stock and Warrants. Proceeds of this offering were used to pay off a revolving line of credit, that was in default at September 30, 1999, in May of 2000 and to provide working capital to Hemagen.

     - Consolidated operations in fiscal 2001, closing the Waltham, Massachusetts facility, moving the administrative operations and certain production to Hemagen's Columbia, Maryland facility. Certain unprofitable product lines were discontinued.

     - In December 2002, RAI signed a second four year supply agreement with Roche that expires in December 2006. The agreement provides that RAI will be the exclusive supplier of reagents for the COBAS MIRA in the United States.

     - As of December 2001, acquired substantially all of the assets of Kalisto Biologicals, Inc. Kalisto manufactured and marketed a clinical chemistry analyzer called the Endochek(TM),that is used to measure essential constituents in animal blood. The Endochek is now marketed by Hemagen as an alternative to the Analyst(R) and is used to reach more price sensitive veterinary practices than those that would normally purchase the Analyst. During the first half of fiscal 2002, the Endochek manufacturing of reagents were successfully relocated to Hemagen's Columbia, MD facility with no required addition to head count or fixed costs at the facility.

     - Reduced headcount by approximately 42%, from 98 employees as of September 30, 1999, to 57 as of September 30, 2003. Management believes that the reduction in the number of employees has had no impact on operations, and has helped the Company become more price competitive with its products.

     - Established an in-house marketing and sales force to manage Raichem, Virgo and Analyst sales,

     - Developed new marketing programs for the Analyst in the veterinary market, and grew placements of the Analyst in the veterinary market approximately 10% per year over the past three years.

     - Reduced the manufacturing overhead by better management of expenses, and better production scheduling which resulted in lower headcount and cost of sales. Cost of sales as a percentage of sales decreased to 65% from 69%. As a result, gross margins were 35% for fiscal year 2003 as compared to 31% in fiscal year 2002.

     - Reduced selling, general and administrative expenses by reducing headcount, legal, accounting and other outside services, while managing other expenses much tighter. Selling, general and administrative expenses for fiscal year 2003 were approximately $2,528,000 as compared to approximately $3,203,000 in fiscal year 2002.

     - Effective September 27, 2002, established a traditional working capital line of credit facility for $1 million dollars. This line of credit will provide the company with greater flexibility to pursue new growth opportunities and realize efficiencies in its operations. To date the Company has not used this line of credit.

TECHNOLOGY

     The presence and concentration of certain antibodies in human blood can assist physicians in the diagnosis of certain diseases. Hemagen's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, either antigens or antibodies, in blood or other body fluids. An antigen is a substance that is recognized by a specific antibody which will bind to it in the proper environment, making it detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen's hemagglutination, ELISA and immunofluorescence assays are three examples of such amplification. Some of these technologies include a lyophilization (freeze drying) technique which substantially extends the shelf life of Hemagen's hemagglutination assays, and proprietary methods to prepare reagents and plates for its ELISA assays.

     ELISA

     ELISA or EIA tests employ small plastic wells coated with particular antigens. The test process involves introducing the patient's serum into the well to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the well. After the wells are rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds (conjugate, substrate) are added which will cause a color change in the liquid, the intensity of which is proportionate to the quantity of the specific antibody bound. If no color is noted, this indicates that the patient's serum did not contain detectable quantities of the specific antibody.

Hemagen has developed an application for its ELISA technology to detect cardiovascular and inflammatory risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient's blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs or the onset of infections. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. Hemagen currently markets two test kits to detect inflammatory signals.

     Clinical Chemistries

     Hemagen's blood chemistry and Analyst system assays are used to aid the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

     Hemagen produces a line of general clinical chemistry reagents utilizing colorimetric, turbidometric and enzymatic procedures. These chemistry reagents are most commonly used in clinical laboratories as general health screening tests and in the identification of diseases. These tests can be performed using a broad range of automated and semi-automated analyzer instruments that are typically used by clinical laboratories.

     Analyst Instrument System

     Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998. The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst utilizes a consumable a rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510K cleared by the FDA for the Human medical market. The Analyst instrument has been designated by the CLIA as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories.

     Immunofluorescence

     Hemagen's immunofluorescence tests consists of mammalian cells grown on microscope slides treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells on the slides. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical reagent is added to the slide that binds to the organism and the antibody, if present and detectable. When the slide is illuminated with light at a specific wavelength in a fluorescent microscope, the chemically-treated cells will appear fluorescent, indicating a positive test result. If the patient did not have detectable quantities of the appropriate antibody, no fluorescence will appear producing a negative test result.

     Hemagglutination

     Hemagglutination is the agglutination or "clumping" of red blood cells
(RBCs). Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination. Under the appropriate conditions, human RBCs may be modified or sensitized by binding specific foreign antigens to their surface. These sensitized RBCs will bind to the foreign antigen when placed in contact with a specific antibody and this will cause agglutination of these cells. The presence of certain antibodies in an individual's serum (blood from which clotted RBCs have been removed) can indicate certain diseases. By sensitizing RBCs with an antigen that specifically reacts with a particular antibody, the simple visible observation of the agglutination reaction will indicate the presence of the disease-produced antibody. The use of RBCs instead of other particles can allow for simple visual observation of the agglutination reaction in the proper environment, and reduces the non-specific reactions seen in artificial systems such as those that utilize latex particles.

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


CURRENT PRODUCTS

     ELISA Assays

     Hemagen develops and markets ELISA test kits for the detection of disease markers. As with corresponding hemagglutination tests produced by Hemagen, most of Hemagen's ELISA assays test for elevated levels of antibodies, which are useful indicators of the prevalence of certain diseases. ELISA tests are widely used by large laboratories because these tests adapt easily to automated diagnostic testing equipment. Hemagen's FDA cleared ELISA test kits aid in the diagnosis of the following diseases:

   SLE (lupus)                           polymyositis                   toxoplasmosis
   mixed connective tissue disease       dermatomyositis                rubella
   Sjogren's syndrome                    connective tissue diseases     Chung-Strauss Syndrome
   scleroderma (systemic sclerosis)      primary biliary Cirrhosis      HSV 1&2
   cytomegalovirus infections            Chagas' disease                chicken pox (VZV)
   rheumatoid arthritis                  Wegener's disease              Polyarteritis nodosa
   glomerulonephritis                    collagen vascular disease      Bowell disease

     Certain of Hemagen's ELISA tests are also used to detect the acute phase markers to infection and inflammation in diseases such as lupus and rheumatoid arthritis. Most of Hemagen's ELISA tests are now available in both lyophilized and liquid formats.

     Hemagen's ELISA and hemagglutination kits (see below) include screening tests in which up to six different diagnostic indices are monitored at the same time, which is useful in the rapid initial screening of patients. If the screen test is positive, individual kits are available to identify which of these six indices is present.

     RAI Products

     Hemagen's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analyzer systems. Many of the RAICHEM assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by Hemagen include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of Hemagen's clinical chemistry products have been 510K cleared by the FDA for sale in the United States.

     Analyst(R) System Products

     Hemagen currently markets four FDA 510K cleared rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells a general chemistry rotor specifically designed for the veterinary marketplace called the VET-16.

     Immunofluorescence or "IFA" Products

     Hemagen's immunofluorescence products consist primarily of diagnostic assays for infectious diseases and several products for autoimmune diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories in the United States. There are currently 15 kits sold in the immunofluorescence format.

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

DISTRIBUTION AND MARKETING

     General

     In the United States, Hemagen, excluding the RAI division, sells its products directly to clinical laboratories, hospitals, veterinary offices, and research organization. Internationally, Hemagen sells its products primarily through distributors. Hemagen grants both exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with over 20 distributors in various countries worldwide.

     The RAI division mainly sells it products to OEM ("Original Equipment Manufactures") suppliers and distributors. In December 1999, Hemagen's RAI division signed a thirty six month supply agreement with Roche Diagnostics, Inc. to supply reagents to be used with Roche's COBAS MIRA(R) instrument. In December 2002, RAI signed a second four year supply agreement with Roche that expires in December 2006. The agreement provides that RAI will be the exclusive supplier of reagents for the COBAS MIRA in the United States. In fiscal 2003 and 2002, sales to Roche were approximately $1,362,000 and $1,306,000, respectively. Roche Diagnostics Inc., accounted for approximately 16% and 14% of Hemagen's revenues for fiscal years ended September 30, 2003 and 2002, respectively.

     Hemagen's primary non-exclusive distributor of the Analyst product line to physician office laboratories is Medpointe, Inc., which was acquired during fiscal year 2003 by Iverness Medical Innovations Inc. ("Iverness"). Sales to Iverness accounted for approximately 6% and 11% of Hemagen's revenue for the fiscal years ended September 30, 2003 and 2002, respectively.

     Hemagen markets its Virgo product line in South America through HDC on an exclusive basis in Brazil only. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle light assembly work, shipping, and technical support for the products. In fiscal years 2003, and 2002, Hemagen derived product sales through HDC of $596,000 and $823,000, respectively, which represents 7% and 9% of Hemagen's total sales, respectively.

PRODUCTS UNDER DEVELOPMENT

     Hemagen spent approximately $220,000 and $407,000 on research and development for the fiscal years ended September 30, 2003, and 2002, respectively. Such research and development is focused on:

     - Continuing to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label;

     - Evaluating and developing complimentary products for Hemagen's Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts' rotor technology; and

     - Developing new ELISA kits for the autoimmune market, particularly with respect to tests for antiphospholipid syndrome and acute phase protein detection.

MANUFACTURING AND SOURCES OF SUPPLY

     Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst and Endochek consumables at its Columbia, Maryland facility. Clinical chemistry products are produced at

Hemagen's facility in San Diego, California. The Analyst and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Some of the reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen's products are manufactured using good manufacturing practices (GMP).

     All components used in Hemagen's products are available from multiple sources. Hemagen does not believe it has any risk associated with securing raw materials to support its business. The outsourced manufacturing of the Analyst instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a material business risk for Hemagen because the Analyst instrument is a viable alternative to the Endochek.

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

     The regulatory controls being imposed upon Hemagen with respect to the international distribution and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to QSR called EN 29000 that is anticipated to be effective throughout the European Community once enacted. Companies will be allowed a grace period to conform to the directive. Hemagen will be required to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All in vitro devices must bear the CE Marking of Conformity by December 2003. Hemagen continues to work toward this deadline and believes it will have those products that are sold in the European Community in conformity by December 2003. Hemagen received the CE Marking for the Analyst instrument in December 1999.

COMPETITION

     The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen, for a longer period of time than has Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bio-Rad, Diamedix Corporation, IDEXX, INOVA, Pointe Scientific, and Trace-America, among others. Hemagen expects competition within this industry to intensify.

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

ROYALTY OBLIGATIONS

     Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen has a license agreement with Dade Behring, Inc. for the license of technical information relating to the Analyst(R) product line. The license was signed in conjunction with the Analyst acquisition and terminates on August 2004. Hemagen also has a license agreement for the use of technology involved in the manufacture and sale of the Analyst product line. This license agreement terminates upon the expiration of the last patent associated with the applicable technology, which is February 2007.

EMPLOYEES

     As of September 30, 2003, Hemagen had 57 full-time employees, 23 are employed in sales, marketing, general and administrative activities and 34 are involved in production and research and development.

     None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $143,000 per year in rent. Hemagen also leases 20,160 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through March 31, 2005, Hemagen will pay approximately $227,000 in rent during the next fiscal year.

     Hemagen's 51%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. This subsidiary pays approximately $32,400 per year in rent for this space.

     It is management's opinion that all of the properties are adequately insured.


ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Hemagen's Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003. Prior to that date, the Company's common stock traded on the over-the-counter market through the Nasdaq Smallcap Market from February 4, 1993 to February 28, 2003. On December 19, 2003 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.56 and $0.60 per share, respectively.

     For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB and the Nasdaq during Fiscal 2003 and 2002. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    HIGH              LOW
                                                    ----              ---
FISCAL 2002
First Quarter ....................................  $0.99             $0.73
Second  Quarter ..................................  $1.19             $0.80
Third Quarter ....................................  $1.04             $0.46
Fourth Quarter ...................................  $0.79             $0.29
FISCAL 2003
First Quarter ....................................  $0.46             $0.10
Second Quarter ...................................  $0.43             $0.10
Third Quarter ....................................  $0.48             $0.15
Fourth Quarter ...................................  $0.33             $0.23

     As of December 15, 2003, there were 461 holders of record of Hemagen's Common Stock which Hemagen believes represents approximately 2,600 beneficial owners.

     DIVIDENDS

     Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

--------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to be   Weighted-average        Number of securities
                               issued upon exercise of      exercise price of       remaining available for
                               outstanding options,         outstanding             future issuance under
                               warrants, and rights         options,warrants and    equity compensation plans
                                                            rights                  (excluding securities
                                                                                    reflected in column (a))
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders        3,267,014(1)                  $1.27                465,000(2)
-----------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               --                        --                     --
-----------------------------------------------------------------------------------------------------------
Total                               3,267,014(1)                  $1.27                465,000(2)
-----------------------------------------------------------------------------------------------------------


(1) Amount includes 1,000,000 options for the purchase of common stock options issued under the Company's 1992 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors on September 30, 1999, and 535,000 options for the purchase of common stock pursuant to the Company's 2001 Stock Option Plan approved by the shareholders on February 27, 2001.

(2) Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company's 2001 Stock Option Plan that have not been issued as of as of September 30, 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and for assessing general health conditions. Hemagen has concentrated its expansion efforts on synergistic acquisitions of companies, product lines and assets. Hemagen has approximately 150 different test kits available that are 510(K) cleared for sale in the United States by the FDA.

Fiscal year 2003 represents the fourth year of operations under a new management team. In July 1999, William P. Hales, Redwood Holdings, Inc. and certain of Redwood Holdings, Inc.'s employees, namely Jerry Ruyan, Thomas A. Donelan, and Christopher P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999. Management has been working over the past four fiscal years to reorganize the Company to achieve sustained profitability. In order to achieve those goals management sought to:

     -    Improve Management

     -    Improve the leverage of the Company

     - Improve sales and marketing by increasing profitable sales and eliminate unprofitable product lines.

     -    Reduce expenses; and

     -    Better manage working capital.

There can be no assurance that any of the above actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, operating efficiency and cash flow from operations have improved; and together with this improvement, Hemagen believes that cash flow from operations and cash on hand at September 30, 2003 and its traditional line of credit availability will be sufficient to finance its operations for fiscal 2004. See the list of significant accomplishments management has made in the section captioned "Recent Developments" on page 4.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Revenues for fiscal 2003 decreased $1,027,000 (11%) to approximately $8,473,000 from approximately $9,500,000 for fiscal 2002. This reduction in sales mainly resulted from $364,000 of reduced sales of Hemagen's Virgo division of autoimmune and infectious disease diagnostic test kits, $309,000 of reduced sales of the Analyst Clinical Chemistry Analyzer product line, $227,000 of reduced sales at the Company's 51% owned Brazilian subsidiary and other minor sales losses resulting from the Endochek product line and the Company's Raichem division. The $364,000 of reduced sales of Virgo products mainly stemmed from $130,000 of sales lost due to a terminated blood bank supply agreement, $125,000 of reduced sales to reference labs as a result of consolidation of several of the major labs in the U.S., and reduced sales to foreign distributors, particularly in Europe of $95,000.

Sales of the Analyst Clinical Chemistry Analyzer were $309,000 lower than the prior year as a result of approximately $525,000 of lower sales to physician office labs ("POL's") and the distributors that support that market offset by an increase of approximately $220,000 in sales to the veterinary market. The reduction in sales to the POL marketplace resulted from distributors holding less inventory and fewer active placements of the Analyst instrument in POL's. The largest growth in the veterinary market stems from international distributors of the Analyst. Sales at the Company's 51% owned Brazilian subsidiary were $227,000 lower than the prior year resulting from the timing of deliveries from Hemagen's U.S. manufacturing facilities and increased competition in the Brazilian marketplace.

The Company believes it will be able to increase revenues by adding additional OEM contracts at the Company's Raichem division, continuing the growth within the Veterinary market for the Analyst and return the Company's 51% owned Brazilian subsidiary to the sales levels it maintained two years ago. However, Hemagen can give no assurances that it will be able to increase revenues in the future.

Cost of product sales decreased approximately $1,081,000 (16%) to approximately $5,480,000 from approximately $6,561,000 in fiscal 2002 due to the reduction in the overall sales volume and better management of labor expense and overhead, particularly at Hemagen's Raichem division. Cost of product sales as a percentage of sales was 65% in fiscal year 2003 as compared to 69% in fiscal year 2002. Despite the overall reduction in sales volume, cost of product sales were lower as a percentage of total sales as a result of lower spending related to labor and overhead. Gross margins for fiscal year 2003 were 35% as compared to 31% in fiscal year 2002.

Research and development expenses for fiscal 2003 decreased approximately $187,000 (46%) to approximately $220,000. This reduction is attributed to lower salary expense for research and development. In fiscal year 2003, the Company eliminated its Senior R&D scientist position and began outsourcing more R & D projects and paying for these projects only when they are completed.

Selling, general and administrative expenses for fiscal 2003 decreased approximately $674,000 (21%) to approximately $2,528,000 primarily due to reduced legal and consulting expenses of approximately $195,000, reduced spending at the 51% owned Brazilian subsidiary of $174,000 and reduced salary expense associated with fewer administrative positions at Hemagen's Raichem Division of approximately $150,000. Legal expenses were approximately $100,000 higher in the year ended September 30, 2002 as a result of the URRMA lawsuit that was settled in February 2003 (see note Q of the Financial Statement).

For the fiscal year 2003, Hemagen had operating income of $245,000 as compared to a loss of $671,000 for the previous fiscal year. This improvement resulted from reduced cost of sales and reduced R & D, and selling, general and administrative expenditures.

Net other expense increased to approximately $1,510,000 (39%) from approximately $1,089,000 in fiscal 2002 due to an increase in interest expense. Net interest expense for fiscal 2003 was $1,520,000 as compared to $1,107,000 in fiscal 2002. This increase is mainly attributed to the non-cash amortization of the discount on the senior subordinated secured convertible notes, which was $996,991 for fiscal 2003, compared to $568,325 for 2002 (see Footnote K of the Financial Statements). Foreign currency fluctuation did not have an impact on the operations for 2003.

Net loss for fiscal 2003 decreased to approximately $1,265,000 (28%) or $0.13 per share basic and diluted compared to a net loss of approximately $1,760,000 or $0.18 per share basic and diluted, for the previous year primarily due to the improved margin on the lower sales, matched with lower spending related to selling, general and administrative expenses. This reduced spending was partially offset by the increase in interest expense associated with the discount on the senior subordinated secured convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, Hemagen had $724,000 of unrestricted cash, working capital of $3,839,000 and a current ratio of 3.6 to 1. In September 2002, Hemagen obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowings up to $1,000,000, at an annual interest rate of the prime rate plus 3/4%. Maximum borrowings under the loan agreement are subject to the domestic receivables and inventory of Hemagen. At September 30, 2003 the effective interest rate on the line of credit was 4.75%. The Company has not yet borrowed on this line of credit.

In fiscal 2003, Hemagen had capital expenditures of $9,000 and has no significant capital expenditures planned for fiscal 2004. No commitments for capital expenditures for fiscal 2004 have been made at this time, although some capital is anticipated to be used for the improvement and build out of our facilities. It is uncertain at this time what these expenditures will be.

In fiscal 2003, Hemagen generated cash of approximately $260,000. Cash provided by operating activities was approximately $459,000 offset by $157,000 of cash provided for the repayment of the subordinate note payable and $9,000 for capital expenditures.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2003, and the availability of the line of credit will be sufficient to finance its operations and capitol expenditures for fiscal 2004. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

In April 2005, the Senior Subordinated Secured Convertible Notes outstanding of $6,090,000 are due and payable. Hemagen does not believe that it will have sufficient cash to pay off these notes. Hemagen will look to refinance these notes or put a new instrument in its place to repay these notes. However, Hemagen can give no assurances that it will be able to refinance or repay these notes.

FISCAL 2003 COMPARED TO FISCAL 2002

Hemagen generated $459,000 of cash flow from operating activities during fiscal 2003 compared to using $19,000 in cash from operations in fiscal 2002. This increase in cash provided is attributed to the reduction in the net loss after adjusting for non-cash charges of approximately $880,000 offset by changes in working capital items in fiscal 2003 as compared to fiscal 2002. Such changes in working capital mainly include a reduction in the cash provided by lower inventory of $289,000, and a reduction in the cash generated by lower receivables of approximately $142,000.

Cash used in investing activities totaled $9,000 in fiscal 2003, as compared to $67,000 of cash used in fiscal 2002. Cash used in both fiscal 2003 and fiscal 2002 was for the acquisition of equipment.

Cash used by financing activities totaled $157,000 in fiscal 2003 as compared to $116,000 used in fiscal 2002. This increase in cash used in fiscal 2003 is attributed to the final payment on the subordinated note payable that was paid in November 2002.

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

In November 2002, Emerging Issues Task Force ("EITF") finalized its consensus on EITF Issue 00-21 "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing of revenue recognition for sales undertaking to deliver more than one product or service. The Company is required to adopt EITF Issue 00-21 on transactions occurring after September 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial statements.

In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates have the greatest impact on the preparation of our consolidated financial statements:

Revenue Recognition
-------------------

We manufacture and market a broad offering of in vitro diagnostic products and services which currently include: (1) reagents and consumables for general chemistry analyzers, (2) medical diagnostic test kits (3) medical diagnostic instruments, and (4) maintenance services. Reagents and consumables in addition to medical test kits represent the largest portion of our sales. Revenues from reagents and consumables and tests kits are recognized when the product is shipped and all contractual obligations have been satisfied and it is reasonably assured the resulting receivable is collectible.

Instruments are mostly sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer. Instrument revenue is recognized upon shipment and when all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible.

Revenue under product service contracts, which are generally for one year or less, is recognized ratably over the term of the contract.

Accounts Receivable
-------------------

The majority of the Company's accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We maintain allowances for doubtful accounts based on a number of factors, including the length of time the accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual amounts collectible could vary from our estimates and affect our operating results.

Inventories
-----------

Inventories are stated at the lower of cost or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 18 months, depending on the product. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.


ITEM 7.  FINANCIAL STATEMENTS

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

   The Company's Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company's disclosure controls and procedures as of September 30, 2003. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

   There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal year that has materially affected or is reasonably likely to affect Hemagen's internal control over financial reporting.


                                    PART III

     Items 9 through 12 and 14 are incorporated by reference to the Registrant's Proxy Statement relating to its 2004 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A. Information required by Regulation S-B Item 201(d) is contained in Items of this form 10-KSB.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

     None.


(a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES
               ----------------------------------

                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheet at September 30, 2003 and 2002                   F-3

Consolidated Statement of Operations for the years ended
September 30, 2003, and 2002                                                F-5

Consolidated Statement of Stockholders' Equity for the
years ended September 30, 2003, and 2002                                    F-6

Consolidated Statement of Cash Flows for the years
ended September 30, 2003, and 2002                                          F-7

Notes to Consolidated Financial Statements                                  F-8


(a)(3)  EXHIBIT LIST.
        ------------

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

10.35*  2001 Stock Option Plan.                                                             D

10.40   Line of Credit Financing Agreement between Hemagen Diagnostics, Inc.                I
        and Reagents Applications, Inc and Bay National Bank dated
        September 26,2002

10.42*  Directors Rule 10(b)5-1 Stock Purchase Plan                                         J

14.0    Code of Ethics Policy                                                               J

14.1    Insider Trading Policy                                                              J

16      BDO Seidman, LLP letter dated March 28, 2001 regarding the Form 8-K                 H
        filed by Hemagen on March 29, 2001 reporting on Item 4, Changes in
        Registrant's Certifying Accountant.

23      Consent of Independent Certified Public Accountants                                 J

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a)                 J

31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a)                 J

32.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(b)                 J

32.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(b)                 J


*    Management compensatory contracts.

A.   Incorporated by reference to Registration Statement No. 33-52686-B.

B. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2000.

C.   Incorporated by reference to Hemagen's Form 8-K filed on October 7, 1999.

D. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2001.

E.    Incorporated by reference to Hemagen's Form S-3 filed on July 21, 2000.

F. Incorporated by reference to Hemagen's Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001.

G. Incorporated by reference to Hemagen's 10-QSB for the quarter ended March 31, 2001.

H.   Incorporated by reference to Hemagen's Form 8-K filed on March 23, 2001.

I. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2002.

J.   Filed herewith.

(b)  Reports on Form 8-K.   None during the Fourth Quarter.
     -------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


     Not applicable as the Registrant's fiscal year ended prior to December 15, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEMAGEN DIAGNOSTICS, INC.


Date: December 22, 2003                       By: /s/ William P. Hales
                                                  ------------------------------
                                                  William P. Hales, President &
                                                  Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Name                            Capacity                           Date
----                            --------                           ----


/s/ William P. Hales         President and Chief Executive     December 22, 2003
-------------------------    Officer, Director
William P. Hales


/s/ Alan S. Cohen            Director                          December 22, 2003
-------------------------
Alan S. Cohen, M.D.


/s/ Howard F. Curd           Director                          December 22, 2003
-------------------------
Howard F. Curd


/s/ Richard Edwards          Director                          December 22, 2003
-------------------------
2003
Richard W. Edwards


/s/ Edward Lutz              Director                          December 22, 2003
-------------------------
Edward T. Lutz


/s/ Deborah F. Ricci         Principal Financial Officer       December 22, 2003
-------------------------
Deborah F. Ricci

                                 C O N T E N T S

--------------------------------------------------------------------------------





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   BALANCE SHEET AT SEPTEMBER 30, 2003 AND 2002                            F-3

   STATEMENT OF OPERATIONS FOR THE YEARS ENDED                             F-5
       SEPTEMBER 30, 2003 AND 2002

   STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED                   F-6
       SEPTEMBER 30, 2003 AND 2002

   STATEMENT OF CASH FLOWS FOR THE YEARS ENDED                             F-7
       SEPTEMBER 30, 2003 AND 2002

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------



To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Grant Thornton LLP
Baltimore, Maryland
November 20, 2003

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------


                           ASSETS                         2003           2002
                                                       ----------     ---------

CURRENT ASSETS:
   Cash and cash equivalents                           $  724,287     $  463,958
   Accounts receivable, less allowance for
     doubtful accounts of $ 179,251 and $532,111
     at September 30, 2003 and 2002, respectively       1,142,180      1,178,536
Inventories, net                                        3,250,890      3,368,317
   Prepaid expenses and other current assets              172,988        181,262
                                                       ----------     ----------

        Total current assets                            5,290,345      5,192,073

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                           997,942      1,624,539

OTHER ASSETS, NET
   Goodwill                                               152,325        152,325
   Other                                                   45,975         53,291
                                                       ----------     ----------
                                                          198,300        205,616

        Total Assets                                   $6,486,587     $7,022,228
                                                       ==========     ==========




The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                  2003              2002
                                                                  ------------      ------------
CURRENT LIABILITIES
    Subordinated note payable, current liabilities                $         --      $    156,839
    Accounts payable and accrued liabilities                         1,393,875         1,420,340
    Deferred revenue                                                    57,763           123,470
                                                                  ------------      ------------
           Total current liabilities                                 1,451,638         1,700,649

    Senior subordinated secured convertible notes, net of
    unamortized discount of $ 2,977,060 and $3,974,051
    at September 30, 2003 and 2002, respectively                     3,112,940         2,115,949
                                                                  ------------      ------------

              Total liabilities                                      4,564,578         3,816,598
                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES                                               --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value - 1,000,000 shares
      authorized; none issued                                               --                --
   Common stock, $0.01 par value - 30,000,000 shares
     authorized;10,204,855 and 10,168,011 shares issued
     outstanding at September 30, 2003 and 2002, respectively          102,048           101,680
   Additional paid-in capital                                       20,947,149        20,933,517
   Accumulated deficit                                             (18,879,718)      (17,614,449)
   Accumulated other comprehensive loss -
      currency translation loss                                       (157,833)         (125,481)
   Less treasury stock at cost; 100,000 shares at
      September 30, 2003 and 2002, respectively                        (89,637)          (89,637)
                                                                  ------------      ------------
     Total stockholders' equity                                      1,922,009         3,205,630
                                                                  ------------      ------------
     Total liabilities and stockholders' equity                   $  6,486,587      $  7,022,228
                                                                  ============      ============





The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS

                        AS OF SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                2003             2002
                                                             -----------      -----------

NET SALES                                                    $ 8,472,711      $ 9,499,532

COSTS AND EXPENSES
    Costs of sales                                             5,480,109        6,560,960
    Research and development                                     219,644          406,919
    Selling, general and administrative                        2,528,439        3,202,741
                                                             -----------      -----------

          Total cost and expenses                              8,228,192       10,170,620
                                                             -----------      -----------
          Operating income (loss)                                244,519         (671,088)

OTHER INCOME (EXPENSES)
      Interest income                                             33,874           42,095
      Interest expense, including $996,991 and $568,325,
          respectively of debt discount amortization          (1,519,804)      (1,107,326)

      Other expense                                              (23,858)         (24,164)
                                                             -----------      -----------

            Total other income (expense)                      (1,509,788)      (1,089,395)
                                                             -----------      -----------
NET LOSS                                                     $(1,265,269)     $(1,760,483)
                                                             ===========      ===========
Net loss per share - Basic and Diluted                       $     (0.13)     $     (0.18)
                                                             ===========      ===========
Weighted average common shares used in the calculation
   of net loss per share                                      10,104,855       10,044,457
                                                             ===========      ===========






     The accompanying notes are an integral part of these financial statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                   Common Stock       Additional                     Other        Treasury Stock        Total
                                -------------------    Paid-in     Accumulated   Comprehensive    --------------     Stockholders'
                                Shares    Par Value    Capital        Deficit        Loss         Shares     Cost       Equity
=================================================================================================================================

Balance at October 1, 2001     9,962,422  $ 99,623   $20,693,055  $(15,853,966)   $ (81,269)     100,000  $(89,637)   $4,767,806
---------------------------------------------------------------------------------------------------------------------------------
Net Loss                              --        --            --    (1,760,483)          --           --        --    (1,760,483)

Foreign exchange loss                 --        --            --            --      (44,212)          --        --       (44,212)
                                                                                                                      ----------
Total Comprehensive loss                                                                                              (1,804,695)

Issuance of common stock
   related to the
   exercise of stock
   options                        13,000       130         7,941            --           --           --        --         8,071

Issuance of common stock
  in lieu of cash payments       192,589     1,927       232,521            --           --           --        --       234,448
---------------------------------------------------------------------------------------------------------------------------------
Balance at
   September 30, 2002         10,168,011   101,680    20,933,517   (17,614,449)    (125,481)     100,000   (89,637)    3,205,630

Net loss                              --        --            --    (1,265,269)          --           --        --    (1,265,269)

Foreign exchange loss                 --        --            --            --      (32,352)          --        --       (32,352)
                                                                                                                      ----------
Total Comprehensive loss                                                                                              (1,297,621)

Issuance of common stock
  in lieu of cash payments        36,844       368        13,632            --           --           --        --        14,000

---------------------------------------------------------------------------------------------------------------------------------
Balance at
  September 30, 2003          10,204,855  $102,048   $20,947,149  $(18,879,718)   $(157,833)     100,000  $(89,637)   $1,922,009
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                             2003               2002
                                                                          -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $(1,265,269)      $(1,760,483)
    Adjustments to reconcile net loss to net cash provided by
    (used by) operating activities
        Depreciation and amortization                                         643,803           686,055
        Amortization of debt discount                                         996,991           568,325
        Provision for bad debts                                                14,368            78,889
        Provision for inventories                                              98,158            32,874
        Loss on sales of property and equipment                                  (585)            1,459
        Changes in operating assets and liabilities:
          Accounts receivable                                                  21,988            99,109
          Inventories                                                          19,269           373,155
          Prepaid expenses and other current assets                             8,274           (52,036)
          Accounts payable and accrued expenses                               (12,465)              319
          Deferred revenue                                                    (65,707)           (8,852)
                                                                          -----------       -----------
                 Net cash provided by (used in) operating activities          458,825            18,814
                                                                          -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                    (9,305)          (66,838)
         Proceeds from sales of property and equipment                             --               192
                                                                          -----------       -----------
                 Net cash (used in) provided by investing activities           (9,305)          (66,646)
                                                                          -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
         Net repayments of note payable                                      (156,839)         (124,447)
         Exercise of stock options                                                 --             8,071
                                                                          -----------       -----------
                  Net cash (used in) financing activities                    (156,839)         (116,376)
                                                                          -----------       -----------
 EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                        (32,352)          (44,212)
                                                                          -----------       -----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         260,329          (208,420)
                                                                          -----------       -----------
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 463,958           672,378
                                                                          -----------       -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   724,287       $   463,958
                                                                          ===========       ===========






The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS

     Hemagen Diagnostics, Inc. (the "Company") is a biotechnology company that develops, manufactures and markets medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases and general chemistry assessment. The Company was incorporated on May 1, 1992 under the laws of the State of Delaware. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company also manufactures and sells an FDA-cleared benchtop clinical chemistry analyzer system ( called "The Analyst") used to measure important constituents in human and animal blood. The Company sells The Analyst both directly and through distributors servicing both the physician's office laboratory and veterinary markets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Reagents Applications, Inc. ("RAI") and its majority owned subsidiary, Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company has a 51% interest in HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     The financial position and results of operations of HDC are measured using HDC's local currency as the functional currency. Revenues and expenses of HDC have been translated into U.S. dollars at average exchange rates prevailing during the year. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity.

     CASH EQUIVALENTS
     ----------------

     The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     ACCOUNTS RECEIVABLE
     -------------------

     The majority of the Company's accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     INVENTORIES
     -----------

     Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established based on the obsolescence, and expiration dating of perishable products in addition to excess levels of inventory on hand.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     LONG-LIVED ASSETS
     -----------------

     The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the review indicate that long-lived assets are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows), this carrying amount would be reduced to fair value.

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets which range from 4 to 10 years. Expenditures for repairs and maintenance are expensed as incurred.

     OTHER ASSETS
     ------------

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

     The Company elected to early-adopt the accounting standard effective the beginning of fiscal year 2002. In accordance with SFAS 142, the company ceased amortizing goodwill of $152,325 as of the beginning of fiscal 2002, therefore, there was no amortization in fiscal year 2003 or 2002. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2003.

     INCOME TAXES
     ------------

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

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     REVENUE RECOGNITION
     -------------------

     Revenues from the sale of products are recognized when shipped and all contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured. Revenues from product service contracts are recognized ratably over the terms of the contracts. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of product service contracts not complete at the balance sheet date is included in deferred revenue.

     STOCK- BASED COMPENSATION
     -------------------------

     The Company accounts for stock-based employee compensation arrangements using the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation Transition and Disclosure".

     Had the Company applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" to stock based employee compensation, the Company's net loss for the years ended September 30, 2003 and 2002 would have increased as shown in the table below.

                                                       2003              2002
                                                    -----------       -----------
     Net Loss                                       $(1,265,269)      $(1,760,483)

     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards          (39,192)         (256,599)
                                                    -----------       -----------
     Proforma Net Loss                              $(1,304,461)      $(2,017,082)
                                                    ===========       ===========
     Basic and Diluted Net Loss per
         share as reported                          $     (0.13)      $     (0.18)
                                                    ===========       ===========
     Proforma Basic and Diluted
         Net loss per share                         $     (0.13)      $     (0.20)
                                                    ===========       ===========

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     NET LOSS PER SHARE OF COMMON STOCK
     ----------------------------------

     Basic "Earnings per Share" excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

     Common share equivalents outstanding at September 30, 2003 and 2002 totaled 5,556,110 and 8,456,410 shares, respectively including currently outstanding stock options and convertible debt. These shares were not included in the denominator for diluted income per share as their effect was anti-dilutive.

     RESEARCH AND DEVELOPMENT COSTS
     ------------------------------

     All costs incurred to research, design and develop products are considered research and development costs and are charged to expense as incurred.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's Consolidated Financial Statements.

     In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation has not had a material impact upon its Consolidated Financial Statements.

     In November 2002, Emerging Issues Task Force ("EITF") finalized its consensus on EITF Issue 00-21 "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing of revenue recognition for sales undertaking to deliver more than one product or service. The Company is required to adopt EITF Issue 00-21 on transactions occurring after September 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial statements.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation has not had a material impact upon its Consolidated Financial Statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"), which addresses how a company classifies and measures certain financial instruments. The adoption of this statement did not have an impact on the proper recording of the Company's current financial statements, the Company accounts for its Senior Subordinated Secured Convertible Notes as a liability of the Company.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE C - RELATED PARTY TRANSACTIONS

     William P. Hales, Redwood Holdings, Inc. and certain of Redwood Holdings, Inc.'s employees, namely Jerry L. Ruyan, Thomas A. Donelan, and Christopher
     P. Hendy solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of themselves to the Board of Directors in fiscal year 1999. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999.


     As part of the settlement agreement four of Hemagen's six directors resigned and were replaced by Jerry L. Ruyan, William P. Hales, Thomas A. Donelan, and Christopher P. Hendy. At that time, the four new directors purchased from the previous management all of their common shares totaling 777,801 at a price approximating the current market value at that time.

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

     On January 25, 2002, outside directors Thomas A. Donelan and Christopher P. Hendy resigned from the Board of Directors. At that time, the directors were paid consulting fees that were previously accrued to them of $169,199. The former directors were paid in shares of the Company's stock as provided in their consulting agreements. On February 13, 2002, Thomas A. Donelan and Christopher P. Hendy, each received 57,974 shares of the Company's common stock. As of September 30, 2003, the Company is no longer affiliated with Redwood Holdings, Inc. or any of its employees.

     In October 2003, the Company issued 36,844 shares of its common stock to four outside directors with an aggregate market value of $14,000 for services these directors performed in the year ended September 30, 2003.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE D - INVENTORIES

     Inventories at September 30, consist of the following:

                                                  2003              2002
                                                ----------       ----------

          Raw materials                         $2,167,046       $2,140,372
          Work-in-process                          144,080          205,363
          Finished goods                         1,639,962        1,820,938
                                                ----------       ----------
                                                 3,951,088        4,166,673
          Less reserves                           (700,198)        (798,356)
                                                ----------       ----------
          Net inventories                       $3,250,890       $3,368,317
                                                ==========       ==========

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consist of the following:

                                                  2003              2002
                                                ----------       ----------

          Furniture and equipment              $ 7,525,979       $7,516,654
          Leasehold improvements                   119,495          158,526
                                               -----------       ----------
                                                 7,645,474        7,675,180
          Less accumulated depreciation
            and amortization                    (6,647,532)      (6,050,641)

                                               $  997,942        $1,624,539
                                               ==========        ==========

     Depreciation and amortization expense relating to property and equipment was approximately $637,000 and $667,000 for the years ended September 30, 2003, and 2002, respectively.

NOTE F - OTHER ASSETS

     Included in other assets is net goodwill of $152,325 related to the Company's acquisition of it RAI division. There has been no impairment of the value of the goodwill as of September 30, 2003. The Company did not amortize goodwill in 2003 or 2002.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following at September 30,

                                                      2003            2002
                                                   ----------      ----------

       Accounts payable - trade                    $  623,042      $  604,551
       Accrued professional fees                      136,316         169,934
       Accrued royalties                              327,544         295,756
       Accrued vacation                                94,507         122,738
       Accrued other                                  212,466         227,361
                                                   ----------      ----------
                                                   $1,393,875      $1,420,340
                                                   ==========      ==========

NOTE H - DEVELOPMENT AND LICENSE AGREEMENTS

     The Company entered into an agreement under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell certain products. Under the agreement, the Company is obligated to make quarterly royalty payments based on a percentage of sales of the defined products through August 31, 2004.

     In addition, the Company entered into a sublicense agreement whereby two license agreements, one of which expired in March 2000, related to certain Analyst(R) products were transferred to the Company. The remaining license agreement, which contains provisions for royalty obligations based on production and net sales of certain products, expires in February 2007. Royalty expense recorded under the royalty agreement and the sublicense agreement amounted to approximately $87,000 and $130,000 during years ended September 30, 2003 and 2002, respectively.

NOTE I - LINE OF CREDIT

     In September 2002, the Company obtained a revolving line of credit from a bank to finance working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate equal to the prime rate plus 3/4%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The Company has not borrowed on this line of credit to date. At September 30, 2003 the effective interest rate on the line of credit was 4.75%.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE J - SUBORDINATED NOTE PAYABLE

     The Company was obligated on a note which had an original balance of $397,000, interest bearing 10% per annum, with 24 monthly payments of $12,810 and a final payment due on November 15, 2002. The balance outstanding of the note at September 30, 2002 was $156,839, and as of September 30, 2003 the note was paid in full.

NOTE K - SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

     On May 24, 2000, the Company completed a private placement offering of senior subordinated secured convertible note units in the face amount of $6,315,000 with net proceeds of $6,025,524. The units consisted of senior subordinated convertible notes, common stock and detachable warrants. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

     The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of the notes outstanding at September 30, 2003 and 2002 is $6,090,000. The unamortized discount on these notes equals $2,977,000 and $3,974,000 at September 30, 2003 and 2002,
     respectively.

     The senior subordinated secured convertible notes are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. The Company has the right to force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the full face value of the notes plus accrued and unpaid interest. During the year ended September 30, 2001, the Company issued 110,000 shares of common stock in connection with the conversion of $225,000 of notes payable.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE K - SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES, CONTINUED.

     In conjunction with the sale of the units, 2,526,000 warrants were issued. Each warrant issued allows the holder to purchase one share of common stock at an exercise price of $2.75 at any time on or after April 30, 2001, through April 30, 2002. The expiration of the warrants was extended to April 30, 2003 and expired on that date. The Company would have been able to call the warrants for $0.10 per warrant at any time after April 30, 2001, provided that the closing bid price of the Company's common stock has exceeded $4.25 for ten consecutive business days. The Company determined the estimated fair value of the warrants to be approximately $1.34 each or $3,384,840 in aggregate when they were issued based on the Black Scholes Valuation Market. An additional 75,800 warrants were issued to the placement agent of the offering at the estimated value of $101,572. The offering provided for the issue of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering was also issued 75,800 shares at a value of $115,216. The cost of the offering was allocated between debt and equity.

     On April 30, 2003, the warrants issued in connection with this private placement offering expired.

NOTE L - STOCKHOLDERS' EQUITY

     PREFERRED STOCK
     ---------------

     The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

     ACCUMULATED OTHER COMPREHENSIVE LOSS
     ------------------------------------

     Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $157,833 and $125,481 at September 30, 2003 and 2002, respectively.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' EQUITY-CONTINUED

     STOCK OPTIONS
     -------------

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

     Prior to the establishment of the 2001 Stock Option Plan, the Company granted certain stock options in accordance with the terms of the 1992 Stock Option Plan. The 1992 Stock Option Plan, as amended, provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The terms of the 1992 Stock Option Plan are generally the same as those of the 2001 Stock Option Plan as described above.

     On September 30, 1999, the Company's Board of Directors awarded options to the Company's President and Chief Executive Officer and certain directors at that date to purchase an aggregate of 1,732,014 shares of the Company's common stock at an exercise price of $1.36 per share, which represented the fair value of the common stock at that date. The director's options were granted to William P. Hales and Redwood Holdings, Inc., each party receiving 866,007 options. Redwood Holdings, Inc. is a 100% owned subsidiary of an employee stock ownership plan, the beneficial owners of which are Jerry Ruyan (49.9%), Thomas A. Donelan (24.9%), and Christopher
     P. Hendy (24.9%); all of which were directors of the Company at September 30, 1999. The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors. The options, which were not issued under the Plan, expire on September 30, 2009 and are transferable and became exercisable on March 31, 2001.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' EQUITY

     Changes in options outstanding are summarized as follows:

                                                                Weighted-
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                ----------      --------

     BALANCE, OCTOBER 1, 2001                    2,576,860       $ 1.31
       Granted                                     451,500         0.85
        Exercised                                  (13,000)        0.63
        Cancelled or expired                      (205,750)        1.33
                                                ----------       ------
     BALANCE, SEPTEMBER 30, 2002                 2,809,610       $ 1.23
        Granted                                    123,500         0.46
        Exercised                                       --           --
        Cancelled or expired                      (458,100)        0.87
                                                ----------       ------
     BALANCE, SEPTEMBER 30, 2003                 2,475,010       $ 1.27
                                                ----------       ------

     The following table summarizes information about stock options outstanding at September 30, 2003

                            Options Outstanding
                            -------------------
                                                    Weighted-Average
                                     Number            Remaining         Weighted Average
                                 Outstanding at     Contractual Life      Exercise Price
     Range of Exercise Prices  September 30, 2003       (years)
     ------------------------  ------------------   ----------------     ----------------
            2.00                      209,996            0.5                   2.00
            1.36                    1,732,014            6.0                   1.36
            1.25                       10,000            2.0                   1.25
            1.15                        5,000            3.3                   1.15
            1.00                       10,000            3.3                   1.00
            0.98                       10,000            3.5                   0.98
            0.97                       70,000            3.3                   0.97
            0.83                       10,000            3.0                   0.83
            0.80                       23,500            3.0                   0.80
            0.78                      150,000            3.2                   0.78
            0.64                       30,000            2.6                   0.64
            0.63                      119,000            2.1                   0.63
            0.41                       60,500            4.0                   0.41
            0.29                       35,000            9.4                   0.29
     ------------------------  ------------------   ----------------     ----------------
        $0.29 to $2.00              2,475,010            5.0                  $1.27
     ========================  ==================   ================     ================

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' EQUITY-CONTINUED

     STOCK OPTIONS CONTINUED
     -----------------------

     As of September 30, 2003, options for 2,458,260 shares were exercisable at prices ranging from $0.29 to $2.00 per share. At September 30, 2003, 11,750 options with an exercise price of $0.80 per share were not exercisable.

     The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2003 and 2002; dividend yield of 0%; expected volatility rates from 130-196% and 89-121% for 2003 and 2002, respectively; risk-free interest rate of 4% for both years; and expected lives ranging from 3.0 to 10.0 years.

     The weighted average grant date fair value of options granted during 2003 and 2002 was $39,192 and $256,599, respectively.

     STOCK RIGHTS PURCHASE AGREEMENT
     -------------------------------

     In fiscal year 1999, the Company's Board of Directors implemented a Stock Purchase Rights Agreement (the "Agreement"). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. Pursuant to a Board of Directors' resolution dated January 9, 2003, William P. Hales, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE M - INCOME TAXES

     For the years ended September 30, 2003 and 2002, domestic and foreign losses before income taxes are as follows:

                                           2003              2002
                                        -----------       -----------

     Domestic                           $(1,260,694)      $(1,621,738)
     Foreign                                 (4,375)         (138,745)
                                        -----------       -----------
                                        $(1,265,069)      $(1,760,483)
                                        ===========       ===========


     The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

     Years ended September 30,                           2003       2002
                                                         ----       ----

     Federal tax (credit) at statutory rate                34%        34%
     Current tax benefit of
       operating losses
                                                          (34)       (34)
                                                         ----       ----
                                                            0%         0%
                                                         ====       ====

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE M - INCOME TAXES-CONTINUED

     Deferred tax assets (liabilities) are comprised of the following at September 30, 2003 and 2002:


                                               2003              2002
                                           -----------       -----------

     Net operating loss carryforwards        5,369,000         4,857,000
     Inventory reserve                         280,000           313,700
     Accounts receivable reserve                71,700           212,800
     Other                                     220,000           272,900

     Total deferred tax assets               5,940,700         5,656,400
     Basis difference in fixed assets         (103,100)         (193,300)

     Net deferred tax assets               $ 5,837,600       $ 5,463,100
     Valuation allowance                   $(5,837,600)       (5,463,100)
                                           -----------       -----------
     Net deferred tax assets               $        --       $        --
                                           ===========       ===========

     The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

     At September 30, 2003, the Company has approximately $5,369,000 and $13,185,908 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2023. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE N - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

     During the year ended September 30, 2003, the Company derived $1,343,000 in revenues from one significant customer representing 16% of total sales. These sales were in conjunction with a supply agreement that extends to December 2006. In fiscal 2002, the Company derived revenues from two significant customers, $1,306,000 from one customer and $1,092,000 from another customer representing 14% and 11% of total sales, respectively. Revenues derived from export sales amounted to approximately $2,969,000, or 35% of total sales in 2003 and $2,962,000, or 31% of total sales in 2002. Export sales to Europe were approximately $1,608,000 or 19% of total sales in 2003 and $1,569,000, or 17% of total sales in 2002. Export sales to South America were approximately $682,000, or 8% of total sales in 2003 and $915,000, or 10% of total sales in 2002.

NOTE O - GEOGRAPHICAL INFORMATION

     The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

     The following table sets forth revenue and assets by geographic location.

                                        United*
                                        States         Brazil      Consolidated
                                      ----------      --------     ------------

          SEPTEMBER 30, 2003:
             Revenues                 $7,852,072      $620,639      $8,472,711
             Long-lived assets         1,135,917        60,325       1,196,242

          SEPTEMBER 30, 2002:
             Revenues                  8,632,566       866,965      $9,499,531
             Long-lived assets         1,704,153        72,712       1,776,865


     * Includes export sales to countries other than Brazil of approximately $2,349,000 and $2,095,000 in 2003 and 2002, respectively.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE P - COMMITMENTS

     The Company leases certain facilities and equipment under non-cancelable operating leases expiring through 2007. Future minimum lease commitments under the non-cancelable operating leases are as follows:


      Years ending September 30,                             2003
                                                            -------
      2004                                                  512,000
      2005                                                  397,000
      2006                                                  277,000
      2007                                                  196,000
      2008                                                   12,000
      THEREAFTER                                                 --

     Rent expense approximated $532,000 and $530,000 in 2003 and 2002, respectively.

     RETIREMENT PLAN
     ---------------

     The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. The Company's contributions to the Plan amounted to approximately $40,000 and $50,000 in fiscal 2003 and 2002, respectively.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE Q - CONTINGENCIES

     On February 7, 2002, URRMA Biopharma, Inc. filed suit against Hemagen in the Superior Court, District of Montreal, and Providence of Quebec, Canada. The suit sought approximately $20,645,000 in damages for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product and URRMA. Hemagen responded to the claim and filed a counter suit for approximately $19,752,000 on June 10, 2002. On January 16, 2003, the Company agreed to settle the matter. Under the terms of the settlement agreement URRMA agreed to pay the Company cash of approximately $100,000, $50,000 of which was paid in February 2003 and $50,000 is due in February 2004, and royalties of 3% of revenues of URRMA's R7V test kit beginning on the date of the first commercial sale of the kit until the total royalties equal $250,000. No royalties have been paid as of September 30, 2003.

NOTE R - SUPPLEMENTAL DISCLOSURE OF CASH

     September 30,                                  2003                2002
                                                  --------            --------

     Cash paid for interest                       $504,480            $502,145
                                                  ========            ========
     Disclosure of non-cash investing
       and financing activities:
       Issuance of 36,844 and 192,589,
       respectively shares of
       common stock in lieu of cash
       payments, respectively                       14,000             242,500
                                                  ========            ========
