Form 10QSB
period 2003-12-31
HEMAGEN DIAGNOSTICS INC
filed 2004-02-17
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of December 31, 2003, the issuer had 10,104,855 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15
CERTIFICATIONS	16

PART I — Financial Information

Item 1.     Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2003	September 30, 2003
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$723,972	$724,287
Accounts receivables, less allowance for
doubtful accounts of $182,851 and $179,251 at
December 31, 2003 and September 30, 2003,
respectively	758,783	1,142,180
Inventories; net	3,302,002	3,250,890
Prepaid expenses and other current assets	141,585	172,988

Total current assets	4,926,342	5,290,345

PROPERTY AND EQUIPMENT; net of accumulated
depreciation and amortization of
$6,797,985 and $6,647,532 at
December 31, 2003 and September
30, 2003, respectively	858,303	997,942
OTHER ASSETS	178,970	198,300

TOTAL ASSETS	$5,963,615	$6,486,587

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2003	September 30, 2003

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,099,294	$1,393,875
Deferred revenue	52,328	57,763

Total Current Liabilities	1,151,622	1,451,638

Senior subordinated secured convertible notes, net of
Unamortized discount of $2,627,264 and $2,977,060 at
December 31, 2003 and September 30, 2003, respectively	3,462,736	3,112,940

Total liabilities	4,614,358	4,564,578

COMMITMENTS AND CONTINGENGIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value - 1,000,000 shares
authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares
authorized; issued and outstanding: 10,204,855 at
December 31, 2003 and September 30, 2003, respectively	102,048	102,048
Additional paid-in capital	20,947,149	20,947,149
Accumulated deficit	(19,453,457)	(18,879,718)
Accumulated other comprehensive loss-
currency translation loss	(156,846)	(157,833)
Less treasury stock at cost; 100,000 shares at
December 31, 2003 and September 30, 2003, respectively	(89,637)	(89,637)

Total Stockholder's Equity	1,349,257	1,922,009

Total liabilities and stockholder's equity	$5,963,615	$6,486,587

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2003	December 31, 2002
Revenues:
Product sales	$1,650,179	$1,984,812

Costs and expenses:
Cost of product sales	1,110,770	1,335,348
Research and development	49,449	52,501
Selling, general and administrative	572,601	659,979

Operating income (loss)	(82,641)	(63,016)

Other expenses:
Interest expense, net	(477,298)	(326,974)
Other expenses	(13,800)	(6,018)

Net loss	$(573,739)	$(396,008)

Net loss per share - basic and diluted	$(0.06)	$(0.04)

Weighted average shares used in the
calculation of loss per share-
basic and diluted	10,104,855	10,104,855

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(573,739)	$(396,008)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	155,783	169,133
Amortization of debt discount	349,796	197,528
Changes in operating assets and liabilities:
Accounts and other receivables	383,397	241,858
Prepaid expenses and other current assets	45,403	32,361
Inventories	(51,112)	(139,033)
Accounts payable and accrued expenses	(294,581)	10,464
Deferred revenue	(5,435)	(26,465)

Net cash provided by operating activities	9,512	89,838

Cash flows from investing activities:
Purchase of property and equipment	(10,814)	--

Net cash used in investing activities	(10,814)	--

Cash flows from financing activities:
Repayments of subordinated note payable	--	(156,839)

Net cash used in financing activities	--	(156,839)

Effects of foreign exchange rate	987	6,106

Net increase (decrease) in cash and cash equivalents	(315)	(60,895)

Cash and cash equivalents at beginning of period	724,287	463,958

Cash and cash equivalents at end of period	$723,972	$403,063

Supplemental disclosure of cash flow information:
Interest paid	121,466	$125,689

Stock issued in satisfaction of director's fees
and accrued expenses	$0	$14,000

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2003 and December 31, 2002. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 5,505,010 and 8,539,910 at December 31, 2003 and December 31, 2002, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE C – STOCK BASED COMPENSATION

At December 31, 2003, options for the purchase of 2,460,110 shares of common stock with a weighted average exercise price of $1.28 were outstanding. During the three months ended December 31, 2003, options for the purchase of 15,000 shares of Common Stock expired with an exercise price between $0.41 to $0.98 per share. There were no options granted in the three months ended December 31, 2003.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended December 31,
	2003	2002
Net Loss:
As reported	$(573,739)	$(396,008)
Less stock-based compensation expense:
determined under the fair value method for
all awards	(8,823)	(38,410)

Pro forma net income (loss)	$(582,562)	$(434,418)

Net income per common share:
Basic and Diluted;
As reported	$(0.06)	$(0.04)
Pro forma	(0.06)	(0.04)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002; dividend yield of 0%; expected volatility of 165% and 196% for 2003 and 2002, respectively; risk-free interest rate of 4% for both periods; and expected terms of 5.0 years.

NOTE D — INVENTORIES

Inventories at December 31, 2003 and September 30, 2003 consist of the following;
	Three Months Ended
	December 31, 2003	September 30, 2003
Raw Materials	$1,917,881	$2,167,046
Work-in-process	175,408	144,080
Finished goods	1,853,224	1,639,962

	3,946,513	3,951,088
Less reserves	(644,511)	(700,198)

Net inventories	$3,302,002	$3,250,890

NOTE E — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ % and expires March 31, 2004. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At December 31, 2003 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 4.75%. The Company has never borrowed on this line of credit.

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

Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should”, and similar expressions and by the context in which they are used. Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. Hemagen also manufactures and markets a complete line of Clinical Chemistry Reagents through its wholly owned subsidiary RAICHEM. In addition, Hemagen manufactures and sells the Analyst®, an FDA-cleared Benchtop Clinical Chemistry System used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing both physicians’ office laboratories and veterinarians’ offices. Hemagen’s products are used in many of the largest laboratories, hospitals and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became publicly traded in 1993.

Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2003Compared
to the Three Month Period Ended December 31, 2002

Revenues for the three-month period ended December 31, 2003 decreased approximately $335,000 (17%) to approximately $1,650,000 from approximately $1,985,000 for the same period ended December 31, 2002. This fluctuation in revenues is primarily attributed to:

•	Approximately $197,000 of reduced sales of the Analyst® product line. These reduced sales are attributed to lower sales of consumables to the Company’s human market distributor.

•	Lower sales at the Company’s Raichem division of $177,000. Approximately $70,000 of this reduction was due to a large OEM customer’s order that was moved to January 2004.

•	Reduced sales of the Company’s Virgo Autoimmune and Infectious Disease product line of $90,000.

•	Offsetting these reductions was an increase of sales of approximately $144,000 at the Company’s 51% owned Brazilian subsidiary.

Cost of product sales decreased seventeen percent (17%) to approximately $1,111,000 from approximately $1,335,000 in the same period last year. Cost of product sales as a percentage of sales remained 67% for both periods. Gross margins for the quarter ended December 31, 2003 were 33% which is equal to the gross margin for the same period last year. The decrease in cost of sales resulted from the lower sales level.

Research and development expenses decreased slightly (1%) to approximately $49,000 from approximately $52,000. The Company is currently working to complete several research and development programs including:

•	The completion of several autoimmune disease ELISA kits.

•	The development of additional assays and reagents to supplement its clinical chemistry reagent product sold under the RAICHEM label.

•	Submission of applications to the FDA to market new blood banking products.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $87,000 (13%) for the quarter ended December 31, 2003 to $573,000 from $660,000 in the same fiscal quarter. This reduction is attributable to reduced salary expense and travel expenditures. Approximately $50,000 of the reduced expenses is related to administrative salary positions that will be permanent savings.

Other expenses, consisting primarily of interest expense, increased to approximately $491,000 in the quarter ended December 31, 2003 from approximately $333,000 (47%) in the prior period.

Interest expense for the three months ended December 31, 2003, was $477,000 as compared to $327,000 in the three months ended December 31, 2002. The increase in interest expense resulted from the increase in amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”)

The net loss for the period was approximately $574,000 for the three months ended December 31, 2003 as compared to a net loss of approximately $396,000 in the prior period. The increase in the net loss from the prior period mainly resulted from higher interest expense associated with the Senior Subordinated Convertible Notes, in addition to an increase in the operating loss associated with reduced sales for the quarter.

Liquidity and Capital Resources

At December 31, 2003, the Company had $724,000 of cash, working capital of $3,775,000 and a current ratio of 4.3 to 1.

During the period ended December 31, 2003, Hemagen generated approximately $10,000 of cash from operating activities, offset by $11,000 of cash used for financing activities.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of the prime rate plus ¾%.

To date, the Company has not borrowed on the line of credit and the effective interest rate on the line of credit was 4.75%.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2003, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months. However, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

In April 2005, the Company’s Senior Subordinated Secured Convertible Notes outstanding of $6,090,000 become due and payable. Hemagen does not believe that it will have sufficient cash to pay off these notes. Hemagen will look to refinance these notes or put a new instrument in its place to repay these notes. However, Hemagen can give no assurances that it will be able to refinance or repay these notes.

The Three Month Period Ended December 31, 2003
Compared to the Three Month Period Ended December 31, 2002.

Net cash provided by operating activities during the three months ended December 31, 2003 decreased to $10,000 from $90,000 of cash provided during the three months ended December 31, 2002. This decrease in cash generated from operations is attributed to changes in our operating assets and liabilities, which reduced our cash generated by $42,000 and reduced cash generated after adjusting the net loss for non-cash charges of $39,000. The changes in operating assets and liabilities for the comparable periods include an additional $305,000 net paydown of our accounts payable and accrued expenses offset by improved collections of our accounts receivable of $141,000, reduced by additional expenditures for our inventory of $88,000 and an improvement in cash related to other current assets and deferred revenue of $34,000.

Approximately $11,000 of cash was used in investing activities in the three months ended December 31, 2003 as compared to no expenditures in the three months ended December 31, 2002. This change in cash used is attributed to capital expenditures in the current period. At this time, Hemagen has no commitments for capital expenditures; however, the Company’s corporate headquarters lease expires in approximately three years. As such, the Company is currently evaluating its future facility requirements which may result in substantial capital investment or improvement in the near term.

There were no financing activities in the three months ended December 31, 2003 as compared to $157,000 used in the three months ended December 31, 2002. This cash used in the prior year was attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. that was paid off in November 2002.

New Accounting Standards

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company’s consolidated financial statements.

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

In November 2002, Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing of revenue recognition for sales undertaking to deliver more than one product or service. The Company is required to adopt EITF Issue 00-21 on transactions occurring after September 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial statements.

In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation has not had a material impact upon its Consolidated Financial Statements.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company’s disclosure controls and procedures as of December 31, 2003. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them as of December 31, 2003 by others within the Company.

There was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect Hemagen’s internal control over financial reporting.

PART II – Other Information

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code 13a-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code 13a-14(b)

(b)	Reports on Form 8-K

A form 8-K dated December 12, 2003 was filed pursuant to Item 5 with respect to the Company’s announcement of the commencement of it purchases under a Rule 10b5-1 stock purchase plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

February 13, 2004 February 13, 2004	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer