Form 10QSB
period 2004-03-31
HEMAGEN DIAGNOSTICS INC
filed 2004-05-17
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of May 14, 2004, the issuer had 10,104,855 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES	16
CERTIFICATIONS	17

PART I — Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$743,897	$724,287
Accounts receivables, less allowance for
doubtful accounts of $182,851 and $179,251 at
March 31, 2004 and September 30, 2003,
respectively	842,438	1,142,180
Inventories; net	3,429,097	3,250,890
Prepaid expenses and other current assets	132,021	172,988

Total current assets	5,147,453	5,290,345

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $6,927,574 and $6,647,532 at
March 31, 2004 and September 30, 2003, respectively	698,105	997,942
OTHER ASSETS	173,642	198,300

Total Assets	$6,019,200	$6,486,587

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	September 30, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,141,064	$1,393,875
Deferred revenue	49,149	57,763

Total Current Liabilities	1,190,213	1,451,638

Senior subordinated secured convertible notes, net of
unamortized discount of $2,223,180 and $2,977,060 at
March 31, 2004 and September 30, 2003, respectively	3,866,820	3,112,940

Total liabilities	5,057,033	4,564,578

COMMITMENTS AND CONTINGENGIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none
issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 10,204,855 at March 31, 2004 and
September 30, 2003, respectively	102,048	102,048
Additional paid-in capital	20,947,149	20,947,149
Accumulated deficit	(19,839,440)	(18,879,718)
Accumulated other comprehensive loss-
currency translation loss	(157,953)	(157,833)
Less treasury stock at cost; 100,000 shares at March 31, 2004
and September 30, 2003, respectively	(89,637)	(89,637)

Total Stockholders' Equity	962,167	1,922,009

Total Liabilities and Stockholders' Equity	$6,019,200	$6,486,587

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues:

Product sales	$2,003,066	$2,046,816	$3,653,245	$4,031,629

Costs and expenses:
Cost of product sales	1,204,303	1,418,905	2,315,073	2,754,254
Research and development	62,016	56,502	111,465	109,003
Selling, general and administrative	597,375	679,277	1,169,976	1,339,256

Operating income (loss)	139,372	(107,868)	56,731	(170,884)

Other expenses:

Interest expense	(509,671)	(346,752)	(986,969)	(673,727)
Other expenses	3,460	7,262	(10,340)	1,244

Total other expenses	(506,211)	(339,490)	(997,309)	(672,483)

Net loss before income taxes	$(366,839)	$(447,359)	$(940,578)	$(843,367)

Income tax expense	(19,143)	--	(19,143)	--

Net loss	$(385,982)	$(447,359)	$(959,721)	$(843,367)

Net loss per share - basic and diluted:	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Weighted average shares used in the
calculation of loss per share -basic and
diluted	10,104,855	10,104,855	10,104,855	10,104,855

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(959,721)	$(843,367)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	311,422	337,876
Amortization of debt discount	753,880	428,963
Loss on disposal of property and equipment	5,571	(527)
Changes in operating assets and liabilities:
Accounts and other receivables	299,742	228,247
Prepaid expenses and other current assets	54,967	23,660
Inventories	(178,207)	(53,602)
Accounts payable and accrued expenses	(256,260)	46,532
Deferred revenue	(8,614)	(26,184)
Net cash provided by operating activities	22,780	141,598

Cash flows from investing activities:
Purchase of property and equipment	(11,219)	--
Disposal of property and equipment	8,170	--

Net cash used in investing activities	(3,049)	--

Cash flows from financing activities:
Repayments of subordinated note payable	--	(156,839)

Net cash used in financing activities	--	(156,839)

Effects of foreign exchange rate	(121)	10,382

Net (decrease) in cash and cash equivalents	19,610	(4,859)

Cash and cash equivalents at beginning of period	724,287	463,958

Cash and cash equivalents at end of period	$743,897	$459,099

Supplemental disclosure of cash flow information:

Interest paid	$241,598	$244,487

Stock issued in satisfaction of director's fees
and accrued expenses	$--	$14,000

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2004 and March 31, 2003. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 5,340,014 and 8,316,910 at March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE C – STOCK BASED COMPENSATION

At March 31, 2004, options for the purchase of 2,295,014 shares of common stock with a weighted average exercise price of $1.21 were outstanding. During the six months ended March 31, 2004 options for the purchase of 25,000 shares of common stock were granted with an exercise price of $0.70 per share, which represented fair value on the date of grant. During the six months ended March 31, 2004, options for the purchase of 204,996 shares of Common Stock expired with exercise prices ranging from $0.29 to $2.00 per share.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net Loss:
As reported	$(385,982)	$(447,359)	$(959,721)	$(843,367)

Less stock-based compensation expense:
determined under the fair value method
for all awards	(17,370)	(11,582)	(26,193)	(56,317)

Pro forma net income (loss)	$(403,352)	$(458,941)	$(985,914)	$(899,684)

Net income per common share:
Basic and Diluted;
As reported	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Pro forma	$(0.04)	$(0.05)	$(0.10)	$(0.09)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003; dividend yield of 0%; expected volatility of 165% and 196% for 2003 and 2002, respectively; risk-free interest rate of 4% for both periods; and expected terms of 5.0 to 10.0 years.

NOTE D — INVENTORIES

Inventories at March 31, 2004 and September 30, 2003 consist of the following;

	March 31, 2004	September 30, 2003
Raw Materials	$1,961,875	$2,167,046
Work-in-process	89,703	144,080
Finished goods	2,072,032	1,639,962

	4,123,610	3,951,088
Less reserves	(644,513)	(700,198)

Net inventories	$3,479,097	$3,250,890

NOTE E — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ % and expires March 31, 2005. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At March 31, 2004 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 4.75%. The Company has never borrowed on this line of credit.

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

Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should”, and similar expressions and the negative versions thereof and by the context in which they are used. Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

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

Results of Operations

The Three Month Period Ended March 31, 2004
Compared to the Three Month Period Ended March 31, 2003

Revenues for the three-month period ended March 31, 2004 decreased approximately $44,000 (2%) to approximately $2,003,000 from $2,047,000 for the same period ended March 31, 2003. This decrease is primarily attributed to reduced sales of the Company’s Virgo autoimmune and infectious disease product line of $249,000 offset by increases experienced with the Company’s Raichem division, Analyst product line and 51% owned Brazilian subsidiary. The reduced sales of the Virgo autoimmune and infectious disease product line resulted from the loss of a large contract with a major U.S. based reference laboratory and reduced sales to European distributors. The Company currently owns 51% of Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd., its Brazilian subsidiary. The Company is currently planning to purchase significantly all of the ownership of the subsidiary and plans to grow its focus in Brazil and the remainder of South and Central America.

Cost of product sales decreased approximately $215,000 (15%) to $1,204,000 from $1,419,000 for the same period last year. Cost of product sales as a percentage of sales decreased from 69% to 60%. This decrease in cost of sales as a percentage of sales is mainly attributed to lower costs at the Company’s Raichem division and 51% owned Brazilian subsidiary. The cost of sales percentage has decreased at Raichem as a result of increased production levels as compared to the levels in the same quarter in the previous year and lower overall spending at Raichem. Reduced cost of sales at the Company’s Brazilian subsidiary resulted from the favorable impact of the Brazilian real relative to the subsidiary’s product costs which are mainly in U.S. dollars, as compared to the previous year, and efficiencies realized by shipping larger quantities of products from the U.S. to Brazil.

Research and development expenses increased 5,500 (10%) to approximately $62,000 from $57,000 due to the timing of expenditures.

The Company is currently working to complete several research and development programs including:

•	The development of additional assays and reagents to supplement its clinical chemistry reagent product line which will be completed over the next three to six months and allow the Company to increase its sales on an OEM basis.

•	The completion of several autoimmune disease ELISA kits over the next twelve months to expand the breadth of the Company’s autoimmune product line and allow the Company to grow sales in this area.

•	Over the next twelve to eighteen months, the development of several new rotors to be used with the Analyst® Clinical Chemistry Analyzer for the veterinary market to allow the Company to expand its consumable sales to today’s veterinary users and to be used in conjunction with selling additional instruments in the veterinary marketplace.

•	Submission of applications to the FDA to market new blood banking products, which will take approximately eighteen to twenty four months to complete. This submission will expand the intended use of certain FDA-approved Hemagen products from clinical use to blood-banking use, thereby expanding the market for these products.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $82,000 (12%) for the quarter ended March 31, 2004 to $597,000 from $679,000 in the previous period. This reduction is attributable to reduced legal, consulting and administrative labor expenses.

Other expenses (income) increased approximately $167,000 (49%) to approximately $513,000 in the quarter ended March 31, 2004 from $339,000 in the prior period, due to increased interest expense. Interest expense for the three months ended March 31, 2004, was $510,000 as compared to $347,000 in the three months ended March 31, 2003, primarily as the result of the increase in the amortization of the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

Income tax expense for the quarter ended March 31, 2004 was $19,000 as compared to no expense for the quarter ended March 31, 2003. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $386,000 for the three months ended March 31, 2004 as compared to a net loss of approximately $447,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower cost of sales and selling, general and administrative expenses offset by higher interest expense associated with the Senior Subordinated Convertible Notes.

The Six Month Period Ended March 31, 2004
Compared to the Six Month Period Ended March 31, 2003

Revenues for the six-month period ended March 31, 2004 decreased approximately $378,000 (9%) to approximately $3,653,000 from $4,032,000 for the same period ended March 31, 2003. This decrease is primarily attributed to:

•	Reduced sales of approximately $339,000 with the Company’s Virgo autoimmune and infectious disease product line resulting from approximately $150,000 of lower sales from the loss of a contract with a major reference laboratory, $97,000 of lower sales to foreign distributors, and $85,000 of lower sales to domestic reference labs due to consolidation within the industry.

•	Lower sales of Analyst products of approximately $130,000. In particular, sales of Analyst consumables to human market distributors have decreased from the prior year.

•	Lower sales at the Company’s Raichem division of approximately $82,000, which resulted from lower sales to an OEM customer. The Company is negotiating the supply of other reagents to this customer and is awaiting FDA clearance on three such products.

•	Offsetting these decreases, was an increase of sales at the Company’s Brazilian subsidiary of $201,000.

Cost of product sales decreased approximately $439,000 (16%) to approximately $2,315,000 for the six-month period ended March 31, 2004 as compared to approximately $2,754,000 in the prior period. As a percentage of sales, cost of product sales decreased to 63% of sales from 68% of sales in the prior period. The decrease in cost of product sales is attributed to lower product costs and improved margins experienced in Brazil with the Company’s Brazilian distributor subsidiary and Raichem division. The Brazilian subsidiary’s cost of product sales decreased to 44% of sales as compared to 66% in the prior period, which resulted from an improvement in the exchange rate for Brazilian Reals from the prior year. The Brazilian subsidiary’s product costs have been consistently in US dollars while the revenue dollars have been consistently charged in Reals, therefore as the exchange rate for Reals improves the cost of product sales as a percentage of sales decreases.

Research and development expenses increased slightly by 2 % to $111,000 as a result of the timing of project expenditures in the current period. For detail of current research and development projects see the comparison of three-month periods ended March 31, 2004 and 2003.

Selling, general and administrative expenses decreased approximately $169,000 (13%) to approximately $1,170,000 from $1,339,000 due to reduced legal, headcount and labor costs.

Other expenses (income) increased approximately $325,000 (48%) to approximately $997,000 from approximately $672,000 as a result of higher interest expense associated with the non-cash amortization of debt discount related to the private placement offering completed in May 2000. (See “Liquidity and Capital Resources”).

Income tax expense for the six months ended March 31, 2004 was $19,000 compared to no expense for the six months ended March 31, 2003. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

Net loss for the six months ended March 31, 2004 was $960,000 as compared to a net loss of approximately $843,000 in the same period last year. This increase in net loss is mainly attributed to the increased interest expense, offset by lower cost of sales and selling, general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2004, Hemagen had $744,000 of cash, working capital of approximately $3,957,000 and a current ratio of 4.3 to 1.0. On April 17, 2004, the outstanding Senior Subordinated Secured Convertible notes became current liabilities of the Company thereby reducing the working capital and current ratio on that date. If these notes had been recorded as current liabilities at March 31, 2004, the working capital would have been $90,000 and the current ratio would have been 1.0 to 1.0.

On April 17, 2005, the Company’s Senior Subordinated Secured Convertible Notes outstanding of $6,090,000 become due and payable. Hemagen does not believe that it will have sufficient cash to pay off these notes. Hemagen is currently working to restructure or refinance these notes with a new instrument in its place to repay these notes. The new instrument that the Company is proposing will probably continue to include a debt instrument that is convertible to common stock and potentially will have a dilutive impact on the shareholders of the Company. However, Hemagen can give no assurances that it will be able to refinance or repay these notes.

During the six month period ended March 31, 2004, Hemagen generated $23,000 of cash from operating activities, offset by $3,000 of cash used in investing activities.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. To date, the Company has not borrowed on the line of credit and the effective interest rate on the line of credit is 4.75%.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2004, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months, although it will be unable to repay its Senior Subordinated Convertible Notes on April 17, 2005. Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

The Six Month Period Ended March 31, 2004
Compared to the Six Month Period Ended March 31, 2003

Net cash provided by operating activities during the six months ended March 31, 2004 decreased to $23,000 from $142,000 in the six months ended March 31, 2003. The cash used by the change in operating assets and liabilities represented a change of approximately $307,000 (140%) to approximately $88,000 of cash used in the six month period ended March 31, 2004 as compared to $219,000 generated in the prior period, while the net loss after adjusting for non-cash items such as depreciation and amortization, for the six months ended March 31, 2004 generated cash of approximately $111,000 as compared to $77,000 of cash used in the previous period.

Approximately $3,000 of cash was used in investing activities in the six months ended March 31, 2004 as compared to no investing activities in the six months ended March 31, 2003. This change in cash used is attributed to capital expenditures in the current period net of fixed asset disposals. At this time, Hemagen has no commitments for capital expenditures; however, the Company’s corporate headquarters lease expires in approximately three years and the lease of the Company’s San Diego facility expires in approximately one year. As such, the Company is currently evaluating its future facility requirements which may result in substantial capital investment or improvement in the near term.

There were no financing activities in the six months ended March 31, 2004 as compared to $157,000 used in the six months ended March 31, 2003. The cash used in the prior year was attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. that was paid off in November 2002.

Item 3.   Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company’s disclosure controls and procedures as of March 31, 2004. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them as of March 31, 2004 by others within the Company.

There have been no significant changes including corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect Hemagen’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 19, 2004-
February 23, 2004	13,407	$0.75	13,407	--	(2)
Total	13,407	$0.75	13,407	--

(1)	Represents shares of Company’s Common Stock purchase in pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 4.

Hemagen’s Annual Meeting of Shareholders was held on February 25, 2004. Each of the following matters was voted upon and approved by Hemagen’s shareholders as indicated below:

(1)     Election of the following director:

          Edward T. Lutz 7,804,365 votes for, 22,288 votes against, and zero abstentions.

(2)     Ratification of appointment of Grant Thornton, LLP as Hemagen’s independent public accountants for fiscal year 2004, 7,845,228 votes for, 16,400 votes against, and 1,025 abstentions.

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

    (b)        Reports on Form 8-K

A Form 8-K dated March 16, 2004 was filed pursuant to Item 5 with respect to the Company’s announcement of the commencement of its Employee Stock Ownership Plan and the Announcement of the Company’s Board and Management appointments.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

May 16, 2004 May 16, 2004	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer