Form 10QSB
period 2004-06-30
HEMAGEN DIAGNOSTICS INC
filed 2004-08-16
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of August 12, 2004, the issuer had 10,114,905 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES	16
CERTIFICATIONS	17

PART I —    Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2004	September 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$483,513	$724,287
Accounts receivables, less allowance for
doubtful accounts of $102,359 and $179,251 at
June 30, 2004 and September 30, 2003,
respectively	1,208,677	1,142,180
Inventories; net	3,229,783	3,250,890
Prepaid expenses and other current assets	134,600	172,988

Total current assets	5,056,573	5,290,345

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $7,047,137 and $6,647,532 at
June 30, 2004 and September 30, 2003, respectively	590,004	997,942

OTHER ASSETS	168,313	198,300

Total Assets	$5,814,890	$6,486,587

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2004	September 30, 2003

CURRENT LIABILITIES:
Current portion Senior subordinated secured convertible notes, net
of unamortized discount of $1,760,592 at June 20, 2004	$4,329,408	$--
Accounts payable and accrued liabilities	1,215,384	1,393,875
Deferred revenue	28,385	57,763

Total Current Liabilities	5,573,177	1,451,638

Senior subordinated secured convertible notes, net of
unamortized discount of $2,977,060 at September 30, 2003
	--	3,112,940

Total liabilities	5,573,177	4,564,578

COMMITMENTS AND CONTINGENGIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none
issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 10,214,855 and 10,204,855 at
June 30, 2004 and September 30, 2003, respectively	102,149	102,048
Additional paid-in capital	20,949,962	20,947,149
Accumulated deficit	(20,552,649)	(18,879,718)
Accumulated other comprehensive loss-
currency translation loss	(168,112)	(157,833)
Less treasury stock at cost; 100,000 shares at June 30, 2004
and September 30, 2003, respectively	(89,637)	(89,637)

Total Stockholders' Equity	241,713	1,922,009

Total Liabilities and Stockholders' Equity	$5,814,890	$6,486,587

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Product sales	$2,131,733	$2,169,488	$5,784,978	$6,201,117

Costs and expenses:
Cost of product sales	1,585,023	1,471,341	3,850,096	4,225,595
Research and development	70,577	58,106	182,042	167,109
Selling, general and administrative	522,835	632,328	1,742,811	1,971,584
Other operating expense	62,000	--	62,000	--

Operating income (loss)	(108,702)	7,713	(51,971)	(163,171)

Other expenses:
Interest and amortization of debt
discount	(595,598)	(387,537)	(1,582,567)	(1,061,264)
Other	(3,963)	(12,103)	(14,303)	(10,859)

Total other expenses	(599,561)	(399,640)	(1,596,870)	(1,072,123)

Net loss before income taxes	$(708,263)	$(391,927)	$(1,648,841)	$(1,235,294)

Income tax expense	(4,945)	--	(24,088)	--

Net loss	$(713,208)	$(391,927)	$(1,672,929)	$(1,235,294)

Net loss per share - basic and diluted:	$(0.07)	$(0.04)	$(0.17)	$(0.12)

Weighted average shares used in the
calculation of loss per share -basic and
diluted	10,109,383	10,104,855	10,106,364	10,104,855

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,672,929)	$(1,235,294)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	436,851	499,370
Amortization of debt discount	1,216,468	693,495
Loss on disposal of property and equipment	5,571	(527)
Write off of additional investment in subsidiary and
non-compete agreements acquired in conjunction with
additional investment	62,000	--
Changes in operating assets and liabilities:
Accounts and other receivables	(66,497)	263,816
Prepaid expenses and other current assets	10,388	28,496
Inventories	21,107	230,401
Accounts payable and accrued expenses	(181,940)	(91,401)
Deferred revenue	(29,378)	(47,594)

Net cash provided by operating activities	(198,359)	340,762

Cash flows from investing activities:
Purchase of property and equipment	(23,219)	(878)
Purchase of additional shares of common stock of Brazilian subsidiary	(20,000)	--
Disposal of property and equipment	8,170	--

Net cash used in investing activities	(35,049)	(878)

Cash flows from financing activities:
Repayments of subordinated note payable	--	(156,839)
Exercise of stock options	2,914	--

Net cash used in financing activities	2,914	(156,839)

Effects of foreign exchange rate	(10,280)	25,130

Net increase (decrease) in cash and cash equivalents	(240,774)	208,175

Cash and cash equivalents at beginning of period	724,287	463,958

Cash and cash equivalents at end of period	$483,513	$672,133

Supplemental disclosure of cash flow information:

Interest paid	$361,730	$383,013

Stock issued in satisfaction of director's fees and accrued
expenses	$--	$14,000

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

The Company has senior subordinated secured convertible notes that are due on April 17, 2005. The Company is currently working to restructure these notes prior to the maturity date on April 17, 2005. If the Company is unable to restructure these notes prior to their maturity, the Company will have insufficient funds available to retire these notes and potentially this will effect the Company’s ability to continue as a going concern. The Company can give no assurances that it will be able to restructure or refinance these notes.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2004 and June 30, 2003. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 5,309,014 and 5,674,110 at June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE C – STOCK BASED COMPENSATION

At June 30, 2004, options for the purchase of 2,264,014 shares of common stock with a weighted average exercise price of $1.22 were outstanding. During the nine months ended June 30, 2004 options for the purchase of 25,000 shares of common stock were granted with an exercise price of $0.70 per share, which represented fair value on the date of grant. During the nine months ended June 30, 2004, options for the purchase of 10,050 shares of Common Stock were exercised with exercise prices of $0.29 per share while options for the purchase of 225,946 shares of common stock expired with exercise prices ranging from $0.29 to $2.00 per share.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Loss:
As reported	$(713,208)	$(391,927)	$(1,672,929)	$(1,235,294)

Less stock-based compensation expense:
determined under the fair value
method for all awards	--	(2,562)	(26,193)	(47,391)

Pro forma net income (loss)	$(713,208)	$(394,489)	$(1,699,122)	$(1,282,685)

Net income per common share:
Basic and Diluted;
As reported	$(0.07)	$(0.04)	$(0.17)	$(0.12)
Pro forma	$(0.07)	$(0.04)	$(0.17)	$(0.13)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003; dividend yield of 0%; expected volatility of 165% and 196% for 2004 and 2003, respectively; risk-free interest rate of 4% for both periods; and expected terms of 5.0 to 10.0 years.

NOTE D — INVENTORIES

Inventories at June 30, 2004 and September 30, 2003 consist of the following;

	June 30, 2004	September 30, 2003
Raw Materials	$1,764,494	$2,167,046
Work-in-process	191,444	144,080
Finished goods	1,913,356	1,639,962

	3,869,294	3,951,088
Less reserves	(639,511)	(700,198)

Net inventories	$3,229,783	$3,250,890

NOTE E — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ % and expires March 31, 2005. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At June 30, 2004 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 4.75%. The Company has never borrowed on this line of credit.

NOTE F — SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. The notes provide for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of approximately $5,185,000 is being amortized over the term of the notes. The face value of the notes outstanding at June 30, 2004 and September 30, 2003 is $6,090,000. The unamortized discount on these notes equals $1,760,592 and $2,977,000 at June 30, 2004 and September 30, 2003 respectively. As of June 30, 2004, these notes have properly been classified as current liabilities of the Company.

The Company is currently working to restructure these notes prior to the maturity date on April 17, 2005. If the Company is unable to restructure these notes prior to their maturity, the Company will have insufficient funds available to retire these notes and potentially this will effect the Company’s ability to continue as a going concern. The Company can give no assurances that it will be able to restructure or refinance these notes.

Managements Discussion and Analysis of Financial Condition
and Results of Operations

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

Hemagen’s Corporate offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

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

Results of Operations

The Three Month Period Ended June 30, 2004
Compared to the Three Month Period Ended June 30, 2003

Revenues for the three-month period ended June 30, 2004 decreased by approximately $38,000 (2%) to approximately $2,132,000 from $2,169,000 for the same period ended June 30, 2003. This decrease is primarily attributed to lower sales at the Company’s Raichem division of approximately $168,000, lower sales of Endochek veterinary products of $17,000, and lower Virgo product sales of $12,000. The reduction in Virgo sales mainly resulted from lower sales in the U.S. offset by approximately $38,000 of increased Virgo sales at the Brazilian subsidiary. These reductions were offset by an increase of $161,000 with the Analyst product line in the period.

Cost of product sales increased by approximately $114,000 (8%) to $1,585,000 from $1,471,000 for the same period last year. Cost of product sales as a percentage of sales increased from 68% to 74%. This increase in cost of sales as a percentage of sales is mainly attributed to higher costs at the Company’s Raichem division, which resulted from higher material usage in the current period and, lower sales and production in the quarter.

Research and development expenses increased 13,000 (22%) to approximately $71,000 from $58,000 due to the timing of expenditures.

The Company is currently working to complete several research and development programs including:

•	The development of additional assays and reagents to supplement its clinical chemistry reagent product line which will be completed over the next three to six months and which should allow the Company to increase its OEM sales.

•	The completion of several autoimmune disease ELISA kits over the next twelve months to expand the breadth of the Company’s autoimmune product line.

•	The development of several new rotors to be used with the Analyst® Clinical Chemistry Analyzer for the veterinary market over the next twelve to eighteen months.

•	The submission of applications to the FDA to market new blood banking products, which will take approximately eighteen to twenty four months to complete. This submission will expand the intended use of certain FDA-approved Hemagen products from clinical use to blood-banking use, thereby expanding the market for these products.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $109,000 (17%) for the three months ended June 30, 2004 to $523,000 from $632,000 in the previous period. This reduction is attributable to reduced administrative salary, legal, and consulting expenses.

In the period ended June 30, 2004, the Company recognized expenses related to writing off of an additional investment the Company made to acquire an additional 32.7% of the ownership of its subsidiary Hemagen Diagnosticos Comercio, Importacao e Exportacao. This acquisition of shares from minority shareholders increases the Company’s ownership to 83.7%. In addition to acquiring the shares held by two other shareholders, the Company compensated the two former shareholders for non-compete agreements. The total cost of the share purchase and obtaining the non-compete agreements was $62,000. The Company decided to write off these purchases in the current period because of the uncertainty of any future value of this investment. Historically, the Company’s Brazilian subsidiary has generated losses since its inception in 1992. The Company acquired these shares and non-compete agreements because, in the future, the Company is seeking to expand its marketing effort in Brazil.

The operating loss for the current period was $109,000 as compared to $8,000 income in the prior period, a reduction of $117,000 from the prior period. This reduction is mainly attributed to the write-off of the investment in the Brazilian subsidiary and lower sales and margin at the Company’s Raichem division.

Other expenses increased approximately $200,000 (50%) to approximately $600,000 in the three months ended June 30, 2004 from $400,000 in the prior period, due to increased interest expense. Interest expense for the three months ended June 30, 2004, was $596,000 as compared to $388,000 in the three months ended June 30, 2003, primarily as the result of the increase in the non-cash amortization of discount on the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

Income tax expense for the quarter ended June 30, 2004 was $5,000 as compared to no expense for the quarter ended June 30, 2003. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $713,000 for the three months ended June 30, 2004 as compared to a net loss of approximately $392,000 in the prior period. The increase in the net loss from the prior period mainly resulted from higher interest expenses associated with the amortization of discount on the Senior Subordinated Convertible Notes, higher cost of sales, and an increase in other operating expenses, offset by lower selling, general and administrative expenses.

The Nine Month Period Ended June 30, 2004
Compared to the Nine Month Period Ended June 30, 2003

Revenues for the nine-month period ended June 30, 2004 decreased by approximately $416,000 (7%) to approximately $5,785,000 from $6,201,000 for the same period ended June 30, 2003. This decrease is primarily attributed to:

•	Reduced sales of approximately $389,000 with the Company’s Virgo autoimmune and infectious disease product line of which $226,000 resulted from the loss of a contract with a large reference laboratory customer, $85,000 of lower sales to a smaller reference lab due to its being acquired by another reference laboratory that centralized its purchasing, and $78,000 of lower sales to foreign distributors.

•	Lower sales at the Company’s Raichem division of approximately $250,000, which mainly resulted from lower sales to a domestic OEM customer of $214,000 and reduced sales to foreign OEMs of approximately $48,000.

•	Lower sales of Analyst products of approximately $17,000. As previously noted, the Company realized an increase in sales of the Analyst products during the three months ended June 30, 2004. The Company expects Analyst sales for the full year to be consistent with the prior years sales.

•	Offsetting these decreases, was an increase in autoimmune and infectious disease product sales at the Company’s Brazilian subsidiary of approximately $240,000.

Cost of product sales decreased by approximately $375,000 (9%) to approximately $3,850,000 for the nine-month period ended June 30, 2004 as compared to approximately $4,226,000 in the prior period. As a percentage of sales, cost of product sales decreased to 67% of sales from 68% of sales in the prior period. The decrease in cost of product sales is attributed to lower product costs and improved margins experienced at the Company’s Brazilian subsidiary. The Brazilian subsidiary’s cost of product sales decreased to 44% of sales as compared to 68% in the prior period, which was mainly due to an improvement in the exchange rate of Brazilian Reals from the prior year. The Brazilian subsidiary’s product costs have been consistently in US dollars while the revenue dollars have been consistently charged in Brazilian Reals, therefore as the exchange rate for Reals improved the cost of product sales as a percentage of sales decreased.

Research and development expenses increased by $15,000 (9%) to $182,000 from $167,000 in the prior period as a result of the timing of project expenditures in the current period. For detail of current research and development projects see the comparison of three-month periods ended June 30, 2004 and 2003.

Selling, general and administrative expenses decreased by approximately $229,000 (12%) to approximately $1,743,000 from $1,972,000 due primarily to reduced salary and consulting expenses.

Other operating expenses for the current period were $62,000 as compared to no expense for the prior period. For a detailed explanation of this change see the comparison of the three months ended June 30, 2004 and 2003.

The operating loss for the nine months ended June 30, 2004 was $52,000 as compared to a $163,000 operating loss for the nine month period ended June 30, 2003, a reduction in the operating loss of $111,000 from the prior period. This reduction in operating loss is mainly attributed to lower selling, general, and administrative expenses and reduced cost of product sales.

Other expenses (income) increased by approximately $525,000 (49%) to approximately $1,597,000 from approximately $1,072,000 for the nine month period ended June 30, 2003 as a result of higher interest expense associated with the non-cash amortization of debt discount related to the Senior Subordinated Convertible Notes. (See “Liquidity and Capital Resources”).

Income tax expense for the nine months ended June 30, 2004 was $24,000 compared to no expense for the nine months ended June 30, 2003. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the nine months ended June 30, 2004 was $1,673,000 as compared to a net loss of approximately $1,235,000 in the same period last year. This increase in the net loss is mainly attributed to the increased interest expense related to the non cash amortization of debt discount on the senior subordinated convertible notes of approximately $521,000, offset by lower selling, general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2004, Hemagen had $484,000 of cash, and negative working capital of approximately $517,000. At June 30, 2003 the Company had $672,000 of cash, working capital of $3,487,000.

The Company’s outstanding Senior Subordinated Secured Convertible Notes became current liabilities of the Company significantly reducing our working capital in the current period. On April 17, 2005, the Company’s Senior Subordinated Secured Convertible Notes outstanding of $6,090,000 become due and payable. The outstanding Senior Subordinated Secured Convertible notes became current liabilities of the Company significantly reducing our working capital. Hemagen is currently in discussion with the current noteholders to restructure the notes with a new instrument in its place. Hemagen will not have sufficient cash to pay off these notes unless it successfully restructures its current notes, or raises cash in a new debt or equity issuance. The new instrument that the Company is proposing to noteholders may include preferred stock that is convertible into common stock and potentially will have a dilutive impact on the shareholders of the Company, as well as converting of a portion of the debt into common stock at the restructure date. The Company believes it will be able to restructure its debt in the near term, but can give no assurances that it will be able to restructure, refinance or repay these notes.

During the nine month period ended June 30, 2004, Hemagen used $198,000 of cash from operating activities, $35,000 of cash was used in investing activities, offset by $3,000 of cash provided by financing activities. In addition, $62,000 in cash was used to purchase 32.7% of ownership as well as to secure non-compete agreements from two former shareholders of its Brazilian subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao. Hemagen now owns 83.7% of the Brazilian subsidiary.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. To date, the Company has not borrowed on the line of credit and the effective interest rate on the line of credit is 4.75%.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2004, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months. Furthermore, without restructuring the debt or completing a new debt or equity offering, these sources will be insufficient to repay all of the Senior Subordinated Convertible Notes on April 17, 2005. Hemagen can give no assurances that it will be able to restructure or refinance the notes, or have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

The Nine Month Period Ended June 30, 2004 Compared to the
Nine Month Period Ended June 30, 2003

Net cash used by operating activities during the nine months ended June 30, 2004 increased by $539,000 to $198,000 used in the nine months ended June 30, 2003 as compared to $341,000 generated in the prior period. The cash used by the change in operating assets and liabilities represented a change of approximately $628,000 (164%) to approximately $164,000 of cash used in the nine month period ended June 30, 2004 as compared to $384,000 generated in the prior period. The net loss after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the nine months ended June 30, 2004 generated cash of approximately $48,000 as compared to $43,000 of cash used in the previous period. The cash generated in the current period is net of $42,000 paid to two former minority shareholders of the Brazilian subsidiary for non-compete agreements in conjunction with the acquisition of their ownership. The increase in cash used by the change in operating assets mainly resulted from the reduction of cash collections from Accounts Receivable in the current year as compared to the prior period. In general, the collection of accounts receivable have been slower than the previous year as more customers have been paying later and more recently more of the Company’s sales have been with foreign customers who typically have longer terms than domestic customers. In addition, the Company has paid many of its trade vendors earlier than it had in the past and plans on maintaining its trade payables at this level going forward.

Approximately $35,000 of cash was used in investing activities in the nine months ended June 30, 2004 as compared to $1,000 of cash used for investing activities in the nine months ended June 30, 2003. The cash used in current period is attributed to $23,000 spent on capital expenditures, and $20,000 spent to purchase an additional 32.7% of the stock of the Company’s Brazilian subsidiary, offset by $8,000 generated from the disposal of property and equipment. This change in cash used is attributed to capital expenditures in the current period net of fixed asset disposals. At this time, Hemagen has no commitments for capital expenditures; however, the Company’s corporate headquarters lease expires in approximately three years and the lease of the Company’s San Diego facility expires in approximately one year. As such, the Company is currently evaluating its future facility requirements which may result in substantial capital investment or improvement in the near term.

Approximately $3,000 of cash was generated from financing activities in the nine months ended June 30, 2004 as compared to $157,000 used in the nine months ended June 30, 2003. The cash used in the prior year was attributed to the scheduled payments required for the subordinated note payable to Dade Behring, Inc. that was paid off in November 2002.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have reviewed the Company’s disclosure controls and procedures as of June 30, 2004. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them as of June 30, 2004 by others within the Company.

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 19, 2004 to February 23, 2004	13,407	$075	13,407	--	(2)

April 22, 2004 to May 11, 2004	12,837	$0.75	12,837	--	(2)

Total	26,244	$0.75	26,244	--

(1)	Represents shares of Company’s Common Stock purchase in pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 6.    Exhibits and Reports on Form 8-K.

   (a)     Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

August 13, 2004 August 13, 2004	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer