Form 10KSB
period 2004-09-30
HEMAGEN DIAGNOSTICS INC
filed 2004-12-27
CIK 892822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2004
                         Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
                 ("Name of Small Business Issuer in Its Charter)

                     Delaware                       04-2869857
--------------------------------------------------------------------------------
           (State or Other Jurisdiction          (I.R.S. employer
         of Incorporation or Organization)      identification No.)

         9033 Red Branch Rd., Columbia, MD            21045
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)       (Zip Code)

                                 (443) 367-5500
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had revenues of $7,470,697 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 22, 2004, was $4,380,259. As of December 23, 2004, 15,104,343 shares Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Items 9, 10,11,12 and 14 hereof.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                                                Page
                                                                                                ----
PART I
Item 1.  Description of Business...............................................................   3
Item 2.  Description of Property...............................................................  11
Item 3.  Legal Proceedings.....................................................................  11
Item 4.  Submission of Matters to a Vote of Security Holders...................................  11

PART II
Item 5.  Market For Common Equity Related Stockholder Matters and Small Business
           Issuer Purchases of Equity Securities...............................................  12
Item 6.  Management's Discussion and Analysis or Plan of Operation.............................  13
Item 7.  Financial Statements..................................................................  17
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.  17
Item 8A. Controls and Procedures...............................................................  17

PART III
Item 9.  Directors and Executive Officers of the Registrant....................................  18
Item 10. Executive Compensation................................................................  18
Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Meeting.....................................................  18
Item 12. Certain Relationships and Related Transactions........................................  18
Item 13. Exhibits, List and Reports on Form 8-K................................................  18
Item 14. Principal Accountant Fees and Services................................................  18

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date - sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products and the ability to assimilate successfully product acquisitions.

ITEM 1. DESCRIPTION OF BUSINESS.

         Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases. Hemagen also manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary Reagents Applications, Inc. In addition, Hemagen manufactures and sells the Analyst(R) an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst(R) and the Endochek both directly and through distributors servicing physicians' office laboratories and veterinarians' offices. Hemagen's products are used in many of the largest laboratories, hospitals, and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became a public company in 1993. Hemagen's principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

         Hemagen's three product lines are as follows:

                  - A clinical chemistry analyzer line that markets the Analyst(R) Benchtop Clinical Chemistry Analyzer and the Endocheck(TM) Chemistry Analyzer;

                  - A clinical chemistry division called Reagents Applications, Inc.(RAI or Raichem);

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

         Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. in 1996. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro use in hospitals, clinics, physicians' office laboratories, and reference laboratories. These products are sold directly under the Raichem(R) label or private label for several large domestic and international customers. Most of the reagents manufactured by RAI can be used manually, or in small and large automated high volume clinical chemistry analyzers. In December 1999, RAI signed an exclusive supply agreement with a multinational diagnostics company, to provide reagents for their automated clinical chemistry instrument in the United States. This exclusive agreement was renewed in December 2002 and has a termination date in December 2006. Sales resulting from this exclusive agreement were approximately $923,000 and $1,362,000 in the years ending September 30, 2004 and September 30, 2003, respectively. RAI's foreign sales were approximately 44% of total sales in the year ending September 30, 2004, and mainly represent sales to foreign OEM's and distributors.

         Hemagen's Virgo(R) product line division offers autoimmune and infectious disease diagnostic test kits manufactured for use on a variety of automated instrument platforms. In 1995, Hemagen completed the acquisition of a line of diagnostic test kits utilizing immunoflourescence from Schiaparelli Biosystems, Inc.

         These assays represent a comprehensive offering of immunoflourescence tests (IFA). In addition to the acquired immunoflouresence tests, Hemagen from its inception in 1985 has developed a comprehensive line of diagnostic kits based on hemagglutination (called HA) and enzyme-linked immunosorbence (called ELISA or EIA) technologies for their platforms. The Virgo product-line is marketed directly to the largest reference laboratories, hospitals, and universities in the United States. Internationally, there are over 20 distributors that market the Virgo(R) product line. Hemagen also markets the Virgo(R) product line in South America through its 83.7% owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company. HDC distributes the Virgo autoimmune and infectious disease line throughout South America on an exclusive basis in Brazil only.

RECENT DEVELOPMENTS

On September 30, 1999, new management assumed control of the Company pursuant to a settlement agreement that resulted from a consent solicitation. Management has taken actions over the past five fiscal years to refinance the business. Many of the activities over the past five years have focused on consolidating operations, reducing headcount, cutting costs and increasing sales and marketing efforts. Specifically, under new management the Company has:

         - In December 2004, the Company exchanged $6,065,000 Senior Subordinated Secured Convertible Notes that were due April 2005 for 5,079,438 shares of Common Stock and new Senior Subordinated Secured Convertible Notes with a face value of $4,033,225. The new Notes pay interest quarterly at the rate of 8% per annum, are convertible to common stock at $0.75 per share any time after September 30, 2005, and are due September 30, 2009. The effective date of this exchange was September 30, 2004. (See footnote J of the financial statements for a detailed description of transaction).

         - RAI entered into a supply arrangement with an international biotech company to manufacture several proprietary products on a contract basis. Revenues in fiscal 2004 were approximately $186,000.The Company is attempting to develop this arrangement into additional future business.

         - In June 2004, the Company purchased an additional 32.7% of the ownership of its Brazilian subsidiary, to now own 83.7% of the subsidiary. The subsidiary distributes the Company's Virgo autoimmune and infectious disease product lines in Brazil.

         -        The Company hired new management for the Brazilian subsidiary.
                  Sales increased by $274,000 in fiscal 2004, which management believes is due to the change in Brazil's management as well as improvement in currency fluctuations. In addition, management plans to register more of its products for sale in Brazil.

         - Reduced selling, general and administrative expenses by reducing headcount, legal, accounting and other outside services, while managing other expenses much tighter. Selling, general and administrative expenses for fiscal year 2004 were approximately $2,407,000 as compared to approximately $2,528,000 in fiscal year 2003.

         - Effective September 2003, renewed a traditional working capital line of credit facility for $1 million dollars. This line of credit allows the company greater flexibility to pursue new growth opportunities and realize efficiencies in its operations. To date the Company has not used this line of credit.

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

         - Since 1999, reduced headcount by approximately 54%, from 98 employees as of September 30, 1999, to 45 as of September 30, 2004. Management is currently recruiting for approximately five positions. With the exception of the five positions management is looking to fill, management believes that the reduction in the number of employees has had no impact on operations, and has helped the Company become more price competitive.

   TECHNOLOGY

         Analyst Instrument System

         Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998. The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst utilizes a consumable a rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510K cleared by the FDA for the Human medical market. The Analyst instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories.

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

    ELISA Assays

         Hemagen develops, manufactures, and markets ELISA test kits for the detection of disease. Along with the immunofluorescence and hemagglutination assays, Hemagen's ELISA kits test for specific antibodies. The quantitative or semi-quantitative test results give useful information about the stage and prevalence of a particular disease. Elisa tests are widely used by large laboratories, due to their ready adaptability to automation and high volume testing. Hemagen's autoimmune and infectious disease ELISA kits are used in the diagnosis of the following diseases:

    Systemic Lupus Erythematous (lupus)    Anti-phospholipid Syndrome
    Rheumatoid Arthritis                   Venous and arterial thromboses
    Scleroderma                            Thrombocytopenia
    Sjogren's syndrome                     Recurrent abortion
    Glomerulonephritis                     Toxoplasmosis
    mixed connective tissue disease        Rubella (German Measles)
    Polymyositis                           Cytomegalovirus infections
    Dermatomyositis                        Herpes simplex 1 & 2 infections
    Primary biliary cirrhosis              Varicella Zoster infections (chicken
    Wegener's granulomatosis                 pox & shingles)
    Systemic Vasculitides                  Chagas Disease


Hemagen has also developed specialized assays for quantitative analysis of the acute phase markers, C-Reactive Protein and Serum Amyloid A. These are important in the detection and prediction of inflammatory events associated with several diseases, including systemic lupus, rheumatoid arthritis, and myocardial infarct.

Hemagen also offers ELISA & hemagglutination screening assays, capable of verifying the presence of as many as six analytes in a single test. This is a useful tool in a patient's initial assessment. For example, if an individual's autoimmune screen 6 test is positive, individual marker kits are then used to differentially diagnose the particular rheumatoid disease. To better serve customer's needs, most of these kits are in both lyophilized and liquid-stable form.

    Hemagglutination Assays

         Hemagen's hemagglutination assays are based on Hemagen's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. Hemagen's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf-life, most of which are attributes previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 24 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing the patient's serum.

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

         The RAI division mainly sells it products to OEM ("Original Equipment Manufactures") suppliers and distributors. In December 1999, Hemagen's RAI division signed a thirty-six month supply agreement with a multinational diagnostics company to supply reagents to be used with its automated clinical chemistry instrument. In December 2002, RAI signed a second four year supply agreement that expires in December 2006. The agreement provides that RAI will be the exclusive supplier of reagents for their automated instrument in the United States. In fiscal 2004 and 2003, sales to this customer were approximately $923,000 and $1,362,000, respectively and accounted for approximately 12% and 16% of Hemagen's revenues for fiscal years ended September 30, 2004 and 2003, respectively.

         Hemagen's primary non-exclusive distributor of the Analyst product line to physician office laboratories is Medpointe, Inc., which was acquired during fiscal year 2003 by Inverness Medical Innovations Inc. ("Inverness"). Sales to Inverness accounted for approximately 7% and 6% of Hemagen's revenue for the fiscal years ended September 30, 2004 and 2003, respectively.

         Hemagen markets its Virgo product line in South America through HDC in Brazil. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle light assembly work, shipping, and technical support for the products. In fiscal years 2004, and 2003, Hemagen derived product sales through HDC of $870,000 and $596,000, respectively, which represents 12% and 7% of Hemagen's total sales, respectively.

PRODUCTS UNDER DEVELOPMENT

         Hemagen spent approximately $248,000 and $220,000 on research and development for the fiscal years ended September 30, 2004, and 2003, respectively. Such research and development is focused on:

    - The Company entered into discussions and is currently negotiating terms with instrument design and manufacturing companies to redesign and upgrade the Analyst instrument and technology.

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

MANUFACTURING AND SOURCES OF SUPPLY

         Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst and Endochek consumables at its Columbia, Maryland facility. Clinical chemistry products are produced at Hemagen's facility in San Diego, California. The Analyst and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Certain of these antigens and reagents are from single suppliers. The Company attempts to minimize the risk from these single suppliers by maintaining a safety supply of inventory. If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus could have a material adverse effect on the business, financial condition, and results of operations. Some of the reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen's products are manufactured under the Quality System Regulation as defined by the FDA.

         Most components used in Hemagen's products are available from multiple sources. The outsourced manufacturing of the Analyst instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a material business risk for Hemagen because the Analyst instrument is a viable alternative to the Endochek. The chemistry tablets that are used in the Analyst rotors are manufactured for the Company pursuant to a manufacturing agreement with Dade Behring, Inc. Although Dade Behring has been a reliable vendor for the Company, today they represent the sole source for those tablets. The company continues to explore other potential vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets.

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

      In January 2004, the Company received CE certification thereby allowing the Company to sell certain of its registered products in the European Community. The Company plans to obtain ISO 13485 certification in order to market additional products in the European Community and Canada.

COMPETITION

         The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related research and development, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations of substantially greater size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen, for a longer period of time than has Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, Heska Corporation, INOVA Diagnostics, Inc., Pointe Scientific, Inc., The Binding Site. Ltd, Trace-America, and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

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

ROYALTY OBLIGATIONS

         Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen had a license agreement with Dade Behring, Inc. for the license of technical information relating to the Analyst(R) product line. The license was signed in conjunction with the Analyst acquisition and required payments through August 2004. Hemagen has a license agreement for the use of certain technology involved in the manufacture and sale of the Analyst product line. This license agreement terminates upon the expiration of the last patent associated with the applicable technology, which is February 2007.

EMPLOYEES

         As of September 30, 2004, Hemagen had 45 full-time employees, 14 are employed in sales, marketing, general and administrative activities and 31 are involved in production and research and development.

         None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

         Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $152,000 per year in rent. Hemagen also leases 20,160 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through March 31, 2005, Hemagen will pay approximately $118,000 in rent during the next fiscal year, unless the Company elects to renew its lease.

         Hemagen's 83.7%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. This subsidiary pays approximately $32,400 per year in rent for this space.

         It is management's opinion that all of the properties are adequately insured. The Company believes that it currently has excess space.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Hemagen's Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol "HMGN". Prior to that date, the Company's common stock traded on the over - the-counter market through the Nasdaq Smallcap Market from February 4, 1993 to February 28, 2003. On December 22, 2004 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.30 and $0.34 per share, respectively.

    For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB and the Nasdaq during Fiscal 2004 and 2003. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 HIGH               LOW
                                                 ----               ---
FISCAL 2003
First Quarter......................              $0.46             $0.10
Second Quarter.....................              $0.43             $0.10
Third Quarter......................              $0.48             $0.15
Fourth Quarter.....................              $0.33             $0.23

FISCAL 2004
First Quarter......................              $0.69             $0.24
Second  Quarter....................              $0.91             $0.47
Third Quarter......................              $0.80             $0.53
Fourth Quarter.....................              $0.68             $0.35

         As of December 22, 2004, there were 161 holders of record of Hemagen's Common Stock which Hemagen believes represents approximately 2,000 beneficial owners.

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

Plan category                                                                           Number of securities
                                                                Weighted-average       remaining available for
                                Number of securities to be     exercise price of        future issuance under
                                 issued upon exercise of          outstanding         equity compensation plans
                                   outstanding options,       options,warrants and      (excluding securities
                                   warrants, and rights              rights           reflected in column (a))

Equity compensation plans
approved by security holders            3,267,014(1)                      $1.19                384,000(2)

Equity compensation plans not
approved by security holders               -----                          -----                  -----

Total                                   3,267,014(1)                      $1.19                384,000(2)

(1) Amount includes 1,000,000 options for the purchase of common stock options issued under the Company's 1992 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the

     Company's senior management and Board of Directors on September 30, 1999, and 616,000 options for the purchase of common stock pursuant to the Company's 2001 Stock Option Plan approved by the shareholders on February 27, 2001.

(2) Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company's 2001 Stock Option Plan that have not been issued as of as of September 30, 2004.

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

Fiscal year 2004 represents the fifth year of operations under a new management team, after the management changed pursuant to a settlement agreement executed on September 30, 1999. Management has been working over the past five fiscal years to reorganize the Company to achieve sustained profitability. In order to achieve those goals management sought to:

    -    Improve the leverage of the Company

    -    Improve Management

    - Improve sales and marketing by increasing profitable sales and eliminate unprofitable product lines.

    -    Reduce expenses; and

    -    Better manage working capital.

There can be no assurance that any of the above actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, that cash flow from operations and cash on hand at September 30, 2004 and its traditional line of credit availability will be sufficient to finance its operations for fiscal 2005. See the "Recent Accomplishments" section on page 4.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Revenues for fiscal 2004 decreased $1,002,000 (12%) to approximately $7,471,000 from approximately $8,473,000 for fiscal 2003. This reduction in sales resulted from $512,000 of reduced sales of clinical chemistry reagents at the Company's Raichem division, $316,000 of reduced sales of the Analyst Clinical Chemistry Analyzer product line, and $174,000 of reduced sales of Hemagen's Virgo division of autoimmune and infectious disease diagnostic test kits.

Lower sales at the Company's Raichem division resulted from $439,000 of lower sales under an OEM contract to the Company's largest customer. The reduction resulted from price reductions of approximately $150,000 and lower overall purchases from the previous year. The company currently has an exclusive agreement with this customer that extends until December 2006, and is working with the customer to add additional products under this contract. Other reductions of sales resulted from lower sales to Raichem's foreign OEM customers.

Sales of the Analyst Clinical Chemistry Analyzer product line were $316,000 lower than the prior year as a result of approximately $237,000 of lower sales to veterinary practices and the distributors that support that market in addition to $63,000 of lower sales of the Company's Veterinary Endochek product line. The largest decrease within the Analyst sales stem from lower sales to a foreign distributor of $57,000 which resulted from lower sales after its full first year of distribution and initial stocking orders. Other decreases stemmed from lower purchases by the domestic veterinary practices.

Virgo product line sales were $174,000 lower than the prior year as a result of the loss of a contract with a major U.S. reference lab of $320,000, lower sales to foreign distributors of the Virgo immunofluorescence line of

$93,000, and the loss of revenues to a major U.S. reference lab due to the consolidation within reference labs and Virgo being replaced as a supplier to the surviving lab of $47,000. These reductions were offset by a $274,000 increase in revenues at the Company's 83.7% owned Brazilian subsidiary. In June 2004, the Company purchased an additional 32.7% of the ownership of its Brazilian subsidiary to now own 83.7% of the subsidiary. The Company has changed the management of the Brazilian subsidiary and has recruited a new sales team for the subsidiary which has been a major reason for the improvement in revenues, in addition to favorable foreign currency fluctuations.

The Company believes it will be able to increase revenues by adding additional OEM contracts at the Company's Raichem division, continuing to grow the revenue base of the Company's 83.7% owned Brazilian subsidiary, and increase the growth within the Veterinary market for the Analyst. However, Hemagen can give no assurances that it will be able to increase revenues in the future.

Cost of product sales decreased approximately $157,000 (3%) to approximately $5,324,000 from approximately $5,480,000 in fiscal 2003 due to the reduction in the overall sales volume. Cost of product sales as a percentage of sales was 71% in fiscal year 2004 as compared to 65% in fiscal year 2003. Gross margins for fiscal year 2004 were 29% as compared to 35% in fiscal year 2003. The gross margins for the year decreased 6% in fiscal 2004 as a result of the lower sales levels and the Company having fixed labor and overhead expenses that could not be reduced to reflect this lower sales level. In addition, the Company had expensed of $129,000 related to additional provisions established for excess inventory levels of ELISA and HA product lines that potentially will become obsolete as a result of the lower sales level in fiscal year 2004.

Research and development expenses for fiscal 2004 increased approximately $28,000 (13%) to approximately $247,000. This increase is attributable to higher consultancy expenses.

Selling, general and administrative expenses for fiscal 2004 decreased approximately $122,000 (5%) to approximately $2,407,000 primarily due to reduced administrative salaries at the Company's Columbia, Maryland headquarters and Raichem division and lower royalty expenses in the current fiscal year.

In fiscal 2004, the Company had other operating expenses of $62,000 as compared to no expenses in the previous year. This expense is related to the purchase of an additional 32.7% of the common shares outstanding of its Brazilian subsidiary for $20,000 and two non-compete agreements costing $42,000 signed in conjunction with the purchase of the shares. The Company expensed these purchases in the current year because of the uncertainty of any future value of this investment. Historically, the Company's Brazilian subsidiary has generated losses since its inception in 1992, and most of the current management in Brazil has been in place for less than one year. The Company acquired these shares and non-compete agreements because in the future, the Company is seeking to expand its marketing efforts in Brazil.

For the fiscal year 2004, Hemagen had an operating loss of $569,000 as compared to operating income of $245,000 for the previous fiscal year. This reduction in operating income resulted from lower sales, lower gross margins, and the one-time charge of $62,000 for the additional investment in Brazil.

Net other expense increased to approximately $3,006,000 (99%) from approximately $1,510,000 in fiscal 2003 due to debt conversion costs of $863,000 recorded in fiscal 2004 and an increase in interest expense. Net interest expense for fiscal 2004 was $2,139,000 as compared to $1,520,000 in fiscal 2003. This increase is mainly attributed to the non-cash amortization of the discount on the senior subordinated secured convertible notes, which was $1,680,000 for fiscal 2004, compared to $997,000 for 2003 (see Footnote K of the Financial Statements).

The debt conversion costs realized by the Company in fiscal 2004 of $863,000 resulted from an exchange offer the Company completed in December 2004 that had an effective date of September 30, 2004. The Company exchanged $6,065,000 of its Senior Secured Convertible Notes that were due on April 17, 2005 for 5,079,438 shares of common stock and Senior Secured Convertible Notes with a face value of $4,033,225 (See Note J of the financial statements for an explanation of the Exchange offer and description of the securities issued). The debt conversion costs represent the difference between the fair value of the securities issued as of September 30, 2004 and the net book value of the Senior Secured Convertible Notes that were cancelled as a result of the exchange. There were no debt conversion costs in the previous fiscal year.

Growth with the OEM contracts is expected by offering additional products under the Company's current contracts.

Net loss for fiscal 2004 increased to approximately $3,599,000 (184%) or $0.36 per share basic and diluted compared to a net loss of approximately $1,256,000 or $0.13 per share basic and diluted, for the previous year primarily due to the debt conversion costs in the current fiscal year, the increase in interest expense associated with the discount on the Senior Subordinated Secured Convertible Notes, and the lower sales and margins in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Hemagen had $539,000 of unrestricted cash, working capital of $3,334,000 and a current ratio of 3.0 to 1.0. In September 2002, Hemagen obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowings up to $1,000,000, at an annual interest rate of the prime rate plus 3/4%. Maximum borrowings under the loan agreement are subject to the domestic receivables and inventory of Hemagen. At September 30, 2004 the effective interest rate on the line of credit was 5.5%. The Company has not yet borrowed on this line of credit.

In fiscal 2004, Hemagen had capital expenditures of $39,000 and has capital expenditures planned for fiscal 2005 related to the purchase and build out of a new corporate manufacturing facility in Maryland. No commitments for capital expenditures in fiscal 2005 have been made at this time. The Company has a deposit on a building that it is evaluating at this time, and estimates these capital expenditures will be between $2.0 to $2.4 million. This purchase is contingent upon the Company obtaining appropriate financing.

In fiscal 2004, Hemagen used cash of approximately $186,000. Cash used by operating activities was approximately $166,000. Cash used by investing activities was approximately $54,000 and financing activities generated approximately $3,000. The effect of exchange rates on cash in the current fiscal year resulted in a positive adjustment of approximately $31,000 which offset the cash usage from operating and investing activities.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2004, and the availability of the line of credit will be sufficient to finance its operations and revenue to debt for fiscal 2005. The line of credit matures on March 31, 2005 and the Company expects to renew the line at that time. All major capital expenditures will be financed by the Company. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

Effective September 30, 2004, the Company completed an exchange offer to exchange 8% Senior Subordinated Secured Convertible Notes outstanding of $6,065,000 that were convertible into 3,032,500 shares of Common Stock that were due in April 2005 for 5,079,438 shares of common stock and 8% Senior Subordinated Secured Convertible Notes of $4,033,225 that are convertible into 5,377,633 shares of Common stock due September 2009. This exchange has been a non-cash transaction and accordingly had no impact on the cash reported by the Company.

FISCAL 2004 COMPARED TO FISCAL 2003

Hemagen used $166,000 of cash flow from operating activities during fiscal 2004 compared to generating $459,000 in cash flow from operating activities in fiscal 2003. This increase in cash used is attributed to the increase in the net loss after adjusting for non-cash charges of approximately $292,000 as compared to net income after adjusting for non-cash charges of $487,000 in fiscal 2003. Changes in working capital mainly include increases in the cash provided by lower accounts receivable of $145,000, and increased accounts payable and accrued expenses of $202,000 offset by an increase in the cash used by higher inventory levels of $237,000.

Cash used in investing activities totaled $54,000 in fiscal 2004, as compared to $9,000 of cash used in fiscal 2003. The increase in cash used in fiscal 2004 was related to additional capital expenditures of approximately $30,000 and $20,000 spent to purchase additional shares of common stock of the Company's Brazilian subsidiary.

Cash generated by financing activities totaled $3,000 in fiscal 2004 as compared to $157,000 used in fiscal 2003.

The cash used in fiscal 2003 is attributed to the final payment on the subordinated note payable that was paid in November 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amend APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position or results of operations.

Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment". This Statements requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reporting of amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates have the greatest impact on the preparation of our consolidated financial statements:

Revenue Recognition

We manufacture and market a broad offering of in vitro diagnostic products and services which currently include: (1) reagents and consumables for general chemistry analyzers, (2) medical diagnostic test kits (3) medical diagnostic instruments, and (4) maintenance services. Reagents and consumables, in addition to medical test kits represent the largest portion of our sales. Revenues from reagents and consumables and test kits are recognized when the product is shipped and all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible.

Instruments are usually sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer. Instrument revenue is recognized upon shipment and when all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible

Revenue under product service contracts, which are generally for one year or less, are recognized ratably over the term of the contract.

Accounts Receivable

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

    The Company's Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this report. Based upon this evaluation, these officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's Securities and Exchange Commission filings.

    There have been no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal year that has materially affected or is reasonably likely to affect Hemagen's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company.

    Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls.
    The Company is working to document these controls over the up coming year to be in compliance with Section 404 of the Sarbannes-Oxley Act of 2002.

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         None.


(a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE
                                                                       ----
Report of Independent Registered Public Accounting firm                 F-2
Consolidated Balance Sheets at September 30, 2004
and 2003                                                                F-3

Consolidated Statements of Operations for the years
ended September 30, 2004, and 2003                                      F-5

Consolidated Statements of Stockholders' Equity
for the years ended September 30, 2004, and 2003                        F-6

Consolidated Statements of Cash Flows for the years
ended September 30, 2004, and 2003                                      F-7

Notes to Consolidated Financial Statements                              F-8

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

10.42*        Directors Rule 10(b)5-1 Stock Purchase Plan                                     J

10.44         Hemagen Employee Stock Ownership Plan                                           K

10.45         Trust Agreement for the Hemagen Stock Ownership Plan                            K

10.50         Quota Purchase and Sale Agreement and Non-Competition Agreement                 K

14.0          Code of Ethics Policy                                                           J

14.1          Insider Trading Policy                                                          J

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

J. Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2003.

K.  Filed herewith.

(b) Reports on Form 8-K. None during the Fourth Quarter.

                                 C O N T E N T S
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

 BALANCE SHEETS AT SEPTEMBER 30, 2004 AND 2003                               F-3

 STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     SEPTEMBER 30, 2004 AND 2003                                             F-5

 STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
     SEPTEMBER 30, 2004 AND 2003                                             F-6

 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     SEPTEMBER 30, 2004 AND 2003                                             F-7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Baltimore, Maryland
November 22, 2004

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2004 AND 2003



                                                      2004        2003
                                                   ----------  ----------
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $  538,542  $  724,287
   Accounts receivable, less allowance for
     doubtful accounts of $ 102,359 and $179,251
     at September 30, 2004 and 2003, respectively     959,135   1,142,180
   Inventories, net                                 3,339,932   3,250,890
   Prepaid expenses and other current assets          153,756     172,988
                                                   ----------  ----------

     Total current assets                           4,991,365   5,290,345

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                       468,509     997,942


OTHER ASSETS, NET
   Goodwill                                           152,325     152,325
   Other                                               13,240      45,975
                                                   ----------  ----------
                                                      165,565     198,300

    Total Assets                                   $5,625,439  $6,486,587
                                                   ==========  ==========


   The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2004 AND 2003


                                                                                     2004           2003
                                                                                 ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion senior subordinated secured convertible notes due April 17,
    2005, net of unamortized discount of 5,188 at September 30, 2004             $     19,812   $         --
    Accounts payable and accrued liabilities                                        1,584,041      1,393,875
    Deferred revenue                                                                   53,262         57,763
                                                                                 ------------   ------------

           Total current liabilities                                                1,657,115      1,451,638

    Senior subordinated secured convertible notes due
    September 30, 2009, net of unamortized discount of
    $326,863 at September 30, 2004                                                  3,706,362             --
    Senior subordinated secured convertible notes due April 17, 2005, net of
    unamortized discount of $ 2,977,060 at September 30, 2003                              --      3,112,940
                                                                                 ------------   ------------

              Total liabilities                                                     5,363,477      4,564,578
                                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                              --             --
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value - 1,000,000 shares
      authorized; none issued                                                              --             --
   Common stock, $0.01 par value - 30,000,000
     shares authorized; 15,294,343 and
     10,204,855 shares issued outstanding at September 30, 2004 and 2003,
     respectively                                                                     152,943        102,048
   Additional paid-in capital                                                      22,829,354     20,947,149
   Accumulated deficit                                                            (22,478,886)   (18,879,718)

   Accumulated other comprehensive loss -                                            (151,812)      (157,833)
      currency translation loss
   Less treasury stock at cost; 100,000 shares at
      September 30, 2004 and 2003, respectively                                       (89,637)       (89,637)
                                                                                 ------------   ------------

     Total stockholders' equity                                                       261,962      1,922,009
                                                                                 ------------   ------------

     Total liabilities and stockholders' equity                                  $  5,625,439   $  6,486,587
                                                                                 ============   ============


    The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                2004            2003
                                                            ------------   ------------
NET SALES                                                   $  7,470,677   $  8,472,711

COSTS AND EXPENSES
    Costs of sales                                             5,323,560      5,480,109
    Research and development                                     247,267        219,644
    Selling, general and administrative                        2,406,898      2,528,439
    Other operating expenses                                      62,000             --
                                                            ------------   ------------
          Total cost and expenses                              8,039,725      8,228,192
                                                            ------------   ------------

          Operating income (loss)                               (569,048)       244,519

OTHER INCOME (EXPENSES)
      Interest income                                             31,359         33,874
      Interest expense, including $1,658,162 and $996,991,
          respectively of debt discount amortization          (2,170,323)    (1,519,804)
      Debt conversion costs                                     (863,253)            --
      Other expense                                               (4,165)       (23,858)
                                                            ------------   ------------

            Total other income (expense)                      (3,006,381)    (1,509,788)
                                                            ------------   ------------
      Net loss before income taxes                            (3,575,430)    (1,265,269)

      Income tax expense                                         (23,738)            --

NET LOSS                                                      (3,599,168)  $ (1,265,269)
                                                            ============   ============

Net loss per share - Basic and Diluted                      $      (0.36)  $      (0.13)
                                                            ============   ============


Weighted average common shares used in the calculation
           of net loss per share                              10,108,517     10,104,855
                                                            ============   ============


   The accompanying notes are an integral part of these financial statements.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                                         Accumulated
                                                     Common Stock       Additional                          Other
                                                  --------------------    Paid-in       Accumulated    Comprehensive
                                                  Shares     Par Value    Capital         Deficit           Loss
                                                  ------     ---------    -------         -------           ----
Balance at October 1, 2002                       10,168,011  $101,680   $20,933,517    $(17,614,449)     $(125,481)
                                                 ----------   --------  -----------    ------------      ---------
Net Loss                                                 --        --            --      (1,265,269)            --
Foreign exchange translation adjustment                  --        --            --              --        (32,352)
Total Comprehensive loss
Issuance of common stock in lieu
  of cash payments                                   36,844        368       13,632              --             --
                                                 ----------   --------  -----------    ------------      ---------
Balance at September 30, 2003                    10,204,855    102,048   20,947,149     (18,879,718)      (157,833)

Net loss                                                 --         --           --      (3,599,168)            --
Foreign exchange translation adjustment                  --         --           --              --          6,021
Total Comprehensive loss
Issuance of common stock in exchange for
  secured convertible Notes due April 17, 2005    5,079,438     50,794    1,879,393              --             --
Exercise of stock options                            10,050        101        2,812              --             --
                                                 ----------   --------  -----------    ------------      ---------
Balance at September 30, 2004                    15,294,343   $152,943  $22,829,354    $(22,478,886)     $(151,812)
                                                 ----------   --------  -----------    ------------      ---------


                                                    Treasury Stock           Total
                                                  -------------------     Stockholders'
                                                  Shares       Cost          Equity
                                                  ------       ----          ------
Balance at October 1, 2002                        100,000   $(89,637)    $  3,205,630
                                                  -------   ---------    ------------
Net Loss                                               --         --       (1,265,269)
Foreign exchange translation adjustment                --         --          (32,352)
Total Comprehensive loss                                                   (1,297,621)
Issuance of common stock in lieu
  of cash payments                                     --         --           14,448
                                                  -------   ---------    ------------
Balance at September 30, 2003                     100,000    (89,637)       1,922,009

Net loss                                               --         --       (3,599,168)
Foreign exchange translation adjustment                --         --            6,021
Total Comprehensive loss                                                   (2,724,435)
Issuance of common stock in exchange for
  secured convertible Notes due April 17, 2005         --         --        1,930,186
Exercise of stock options                              --         --            2,913
                                                  -------   ---------    ------------
Balance at September 30, 2004                     100,000   $ (89,637)   $    261,962
                                                  -------   ---------    ------------

    The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                                                                         2004          2003
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $(3,599,168)  $(1,265,269)
    Adjustments to reconcile net loss to net cash provided by
    (used by) operating activities
        Depreciation and amortization                                     552,897       643,803
        Amortization of debt discount                                   1,680,167       996,991
        Provision for bad debts                                            15,737        14,368
        Provision for inventories                                         129,095        98,158
        Debt conversion costs associated with the exchange of
             senior secured convertible notes                             863,253            --
        Loss on sales of property and equipment                             4,426          (585)
        Write off of additional investment in Brazilian subsidiary
             and related non-compete agreements                            62,000            --
        Changes in operating assets and liabilities:
          Accounts receivable                                             167,308        21,988
          Inventories                                                    (218,137)       19,269
          Prepaid expenses and other current assets                        (8,768)        8,274
          Accounts payable and accrued expenses                           190,166       (12,465)
          Deferred revenue                                                 (4,501)      (65,707)
                                                                      -----------   -----------

                 Net cash provided by (used in) operating activities     (165,525)      458,825
                                                                      -----------   -----------
 CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property and equipment                               (38,689)       (9,305)
         Purchase of additional shares of common stock of
              Brazilian subsidiary                                        (20,000)           --
         Proceeds from sales of property and equipment                      4,721            --
                                                                      -----------   -----------
                 Net cash (used in) provided by investing activities      (53,968)       (9,305)
                                                                      -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES

         Exercise of stock options                                          2,913            --
         Net repayments of note payable                                        --      (156,839)
                                                                      -----------   -----------
                  Net cash (used in) financing activities                   2,913      (156,839)
                                                                      -----------   -----------

 EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                     30,835       (32,352)
                                                                      -----------   -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (185,745)      260,329
                                                                      -----------   -----------

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             724,287       463,958
                                                                      -----------   -----------

 CASH AND CASH EQUIVALENTS, END OF YEAR                               $   538,542   $   724,287
                                                                      ===========   ===========

                   HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

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

   The Company has a 83.7% interest in HDC. All losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

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

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

   FOREIGN CURRENCY TRANSLATION

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

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003

   ACCOUNTS RECEIVABLE

   The majority of the Company's accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $102,359 and $179,251 on September 30, 2004 and 2003, respectively. The Company does not accrue interest on accounts receivable past due. Changes in the Company's allowance for doubtful accounts is summarized as follows:

                                                  Allowance for
                                                    Doubtful
                                                    Accounts
                                               ----------------
BALANCE, OCTOBER 1, 2002                             $ 532,111
    Bad debt expense                                    14,368
    Accounts receivable write-offs                    (367,228)
                                                     ---------

BALANCE, SEPTEMBER 30, 2003                          $ 179,251
    Bad debt expense                                    15,737
    Accounts receivable write-offs                     (92,629)
                                                     ---------

BALANCE, SEPTEMBER 30, 2004                          $ 102,359
                                                     ---------

   INVENTORIES

   Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

   LONG-LIVED ASSETS

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

   In accordance with SFAS 142, the company ceased amortizing goodwill of $152,325, therefore, there was no amortization in fiscal year 2004 or 2003. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2004.

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

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

    REVENUE RECOGNITION

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

    Had the Company applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" to stock based employee compensation, the Company's net loss for the years ended September 30, 2004 and 2003 would have increased as shown in the table below.

                                              2004          2003
                                           -----------   -----------
Net Loss as reported                       $(3,599,168)  $(1,265,269)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards      (28,412)      (39,192)
                                          ------------   -----------

Proforma Net Loss                          $(3,627,580)  $(1,304,461)
                                          ============   ===========

Basic and Diluted Net Loss per
    share as  reported                    ($      0.36)  $     (0.13)
                                          ============   ===========

Proforma Basic and Diluted
    Net loss per share                    ($      0.36)  $     (0.13)
                                          ============   ===========

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003


 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

   NET LOSS PER SHARE OF COMMON STOCK

   Basic "earnings per share" excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

   Common share equivalents outstanding at September 30, 2004 and 2003 totaled 5,393,014 and 5,556,110 shares, respectively including currently outstanding stock options and convertible debt. These shares were not included in the denominator for diluted income per share as their effect was anti-dilutive.

   RESEARCH AND DEVELOPMENT COSTS

   All costs incurred to research, design and develop products are considered research and development costs and are charged to expense as incurred.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments include cash and cash equivalents, short-term investments, customer receivables, accounts payable, certain other accrued liabilities and long-term debt. The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of similar remaining maturities. The carrying values of all other financial instruments are reasonable estimates of their values.

   ADVERTISING EXPENSES

   Costs of advertising, which also includes promotional expenses are expensed as incurred. Advertising expenses for fiscal 2004 and 2003 were $20,639, and $5,799 respectively.

   SHIPPING AND HANDLING

   The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2004 AND 2003


   CURRENT ACCOUNTING PRONOUNCEMENTS

   In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position or results of operations.

   Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE C - RELATED PARTY TRANSACTIONS

   William P. Hales, and an investment group, Redwood Holdings, Inc. solicited written consents from shareholders of Hemagen seeking several changes to its Bylaws, the removal of its directors and the election of William P. Hales and the principals of Redwood Holdings, Inc. to the Board of Directors in fiscal year 1999. Following the delivery of consents, the matter was settled pursuant to a settlement agreement executed on September 30, 1999.

   As part of the settlement agreement four of Hemagen's six directors resigned and were replaced by William P. Hales, and the three principals of Redwood Holdings, Inc. At that time, the four new directors purchased from the previous management all of their common shares totaling 777,801 at a price approximating the current market value at that time. As of January 2003, the Company is no longer affiliated with Redwood Holdings, Inc. or any of its principals.

   In October 2003, the Company issued 36,844 shares of its common stock to four outside directors with an aggregate market value of $14,000 for services these directors performed in the year ended September 30, 2003.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE D - INVENTORIES

   Inventories at September 30, consist of the following:

                                      2004           2003
                                   -----------   -----------
Raw materials                      $ 1,895,064   $ 2,167,046
Work-in-process                        135,651       144,080
Finished goods                       2,027,824     1,639,962
                                   -----------   -----------
                                     4,058,539     3,951,088
Less reserves                         (718,607)     (700,198)
                                   -----------   -----------
Net inventories                    $ 3,339,932   $ 3,250,890
                                   ===========   ===========

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment at September 30, consist of the following:

                                             2004           2003
                                          -----------   -----------
Furniture and equipment                   $ 7,275,809   $ 7,570,369
Leasehold improvements                         64,198        75,105
                                          -----------   -----------
                                            7,340,007     7,645,474
Less accumulated depreciation
  and amortization                         (6,871,498)   (6,647,532)
                                          -----------   -----------
                                          $   468,509   $   997,942
                                          ===========   ===========

   Depreciation and amortization expense relating to property and equipment was approximately $532,000 and $534,000 for the years ended September 30, 2004, and 2003, respectively.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses include the following at September 30,

                                             2004         2003
                                          ----------  ----------
Accounts payable - trade                     874,226  $  623,042
Accrued professional fees                    185,447     136,316
Accrued royalties                            300,556     327,544
Accrued vacation                              96,352      94,507
Accrued other                                127,460     212,466
                                          ----------  ----------

                                          $1,584,041  $1,393,875
                                          ==========  ==========


NOTE G - DEVELOPMENT AND LICENSE AGREEMENTS

   In August 1998, the Company entered into an agreement under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell certain products. This agreement required quarterly royalty payments based on a percentage of sales of defined products through August 31, 2004.

   In addition, the Company entered into a sublicense agreement whereby two license agreements, one of which expired in March 2000, related to certain Analyst(R) products that were transferred to the Company. The remaining license agreement, which contains provisions for royalty obligations, based on production and net sales of certain products, expires in February 2007.

   Expense related to the royalty agreement and the sublicense agreement amounted to approximately $27,000 and $87,000 during years ended September 30, 2004 and 2003, respectively.

NOTE H - LINE OF CREDIT

   The Company has a revolving line of credit from a bank to finance working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate equal to the prime rate plus 3/4%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The Company has not borrowed on this line of credit to date. The line of credit matures on March 31, 2005 and the Company will look to renew the line at that time. At September 30, 2004 the effective interest rate on the line of credit was 5.5%.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE I - EXCHANGE OFFERING

   The Company completed an exchange offering of $6,065,000 of its senior subordinated secured convertible notes ("Old Notes") due on April 17, 2005 for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes ("New Notes") due on September 30, 2009. At the completion of the exchange offering in December 2004, all but $25,000 of the Old Notes with a total face value of $6,090,000 had been exchanged. The exchange offering was effective as of September 30, 2004, at which time more than 80% of the Old Notes were exchanged. The Company has accounted for the exchange offering as though the entire amount of $6,065,000 of Old Notes exchanged were exchanged as of September 30, 2004, since at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged.

   The shares of common stock issued in connection with the exchange offering are restricted by the terms of the tender offer with the shareholder, restricting their sale or transfer until after September 30, 2005.

   The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder into shares of the Company's common stock after September 30, 2005 at $0.75 per share, and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except for a subordination provided as security for up to a $3 million credit facility and real estate financing. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company's common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

   In connection with the exchange offering the Company expensed $863,253 of the $1,291,705 debt discount remaining at the time of the exchange offering related to the Old Notes. The amount recorded as expense represented the excess of the fair value of the New Notes and common stock issued in the exchange offering over the net book value of the Old Notes.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


   The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. The computation of the costs recorded by the Company in connection with the exchange offering is as follows.

Value of common stock issued                     $ 1,930,186
Value of New Notes                                 3,706,362
                                                 -----------
                                                   5,636,548
Net book value of Old Notes                       (4,773,295)
                                                 -----------
Exchange offering expense                        $   863,253
                                                 ===========


   At the effective date of the exchange offering, the Company had an unamortized debt discount related to the Old Notes of $1,291,705. In connections with the exchange offering, the Company expensed $863,253 of this discount, leaving $326,863 remaining as a discount recorded against the New Notes which will be amortized over the term of the New Notes.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE J - SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

   The senior subordinated secured convertible notes mature on April 17, 2005, with no principal payments required until maturity. These notes provided for quarterly interest payments at the annual rate of 8%. The effective interest rate on these notes was calculated to be approximately 58% and an original issue discount of $5,185,629 was being amortized over the term of the notes. As described in Note J, on September 30, 2004, Senior Subordinated Secured notes payable with a face value of $6,065,000 were exchanged for shares of the Company's Common Stock and new notes. The face value of the notes outstanding at September 30, 2004 and 2003 is $25,000 and $6,090,000, respectively. The unamortized discount on these notes equals $5,188 and $2,977,000 at September 30, 2004 and 2003, respectively. As of September 30, 2004, this outstanding Note has been classified as a current liability of the Company.

   The senior subordinated secured convertible notes were convertible into shares of the Company's common stock at a conversion price of $2.00 per share. The Old Notes were secured by a first lien on all real, tangible, and intangible property except for a subordination provided ax security for a $1 million line of credit and a second lien on the security for that loan. The Company had the right to force the notes to be converted at any time after the common stock has traded above $4.50 for ten consecutive business days. Additionally, the Company may prepay the notes at any time at the full face value of the notes plus accrued and unpaid interest.

      In conjunction with the sale of the units, 2,526,000 warrants were issued. Each warrant issued allowed the holder to purchase one share of common stock at an exercise price of $2.75, through their extended date of April 30, 2003. The Company determined the fair value of the warrants to be $1.34 each or $3,384,840 in aggregate when they were issued based on the Black Scholes Valuation Model. The offering provided for the issue of 1,184,072 shares of common stock to the unit holders. These shares were valued at approximately $1.52 per share for a total value of $1,799,789. The placement agent for the offering received warrants to purchase 75,800 shares and 75,800 shares of the Company's common stock with a value of $216,788.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE K - STOCKHOLDERS' EQUITY

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

   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $151,812 and $157,833 at September 30, 2004 and 2003, respectively.

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

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


   NOTE K - STOCKHOLDERS' EQUITY-CONTINUED

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

     Changes in options outstanding are summarized as follows:

                                                  Weighted
                                                 -Average
                                                 Exercise
                                     Shares        Price
                                   ----------    --------
BALANCE, OCTOBER 1, 2002            2,809,610      $1.23
    Granted                           123,500       0.46
    Exercised                              --         --
    Cancelled or expired             (458,100)      0.87
                                    ---------

BALANCE, SEPTEMBER 30, 2003         2,475,010      $1.27
    Granted                           125,000       0.56
    Exercised                         (10,050)      0.29
    Cancelled or expired             (241,946)      1.70
                                    ---------

BALANCE, SEPTEMBER 30, 2004         2,348,014      $1.19
                                    =========

EXERCISABLE AT SEPTEMBER 30, 2004   2,237,014      $1.23
                                    =========      =====

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE K - STOCKHOLDERS' EQUITY-CONTINUED

   The following table summarizes information about stock options outstanding at September 30, 2004


              Options Outstanding
              -------------------
                                               Weighted-Average
                                Number            Remaining
                            Outstanding at     Contractual Life     Weighted Average
Range of Exercise Prices  September 30, 2004       (years)           Exercise Price
------------------------  ------------------       -------           --------------
     0.29   -  0.64              312,500            3.9                   0.58
     0.70   -  1.25              283,500            2.8                   0.84
     1.26   -  1.36            1,732,014            5.0                   1.36
     1.37   -  2.00               20,000            1.7                   2.00
     --------------            ---------            ---                   ----
     $0.29 to $2.00            2,348,014            4.5                   1.19
     --------------            ---------            ---                   ----

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE K - STOCKHOLDERS' EQUITY-CONTINUED

     STOCK OPTIONS CONTINUED

     The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2004 and 2003; dividend yield of 0%; expected volatility rates of 300% and 165% for 2004 and 2003, respectively; risk-free interest rate of 4% for both years; and expected lives ranging from 5.0 to 10.0 years.

     The weighted average grant date fair value of options granted during 2004 and 2003 was $70,462 and $55,188, respectively.

     STOCK RIGHTS PURCHASE AGREEMENT

     In fiscal year 1999, the Company's Board of Directors implemented a Stock Purchase Rights Agreement (the "Agreement"). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. Pursuant to a Board of Directors' resolution dated January 9, 2003, William P. Hales, the Company's current Chief Executive Officer and a stock and debt holder, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights. There are no rights outstanding on September 30, 2004.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE L - INCOME TAXES

For the years ended September 30, 2004 and 2003, domestic and foreign (losses) or income before income taxes are as follows:

Years ended September 30,          2004            2003
                                -----------     -----------
Domestic                        $(3,748,381)    $(1,260,694)
Foreign                             172,951          (4,375)
                                -----------     -----------

                                $(3,575,430)    $(1,265,069)
                                ===========     ===========

In the fiscal year ended September 30, 2004, the Company had income tax expense of $23,738 which was related to foreign income tax expenses from its Brazilian subsidiary.

The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,                             2004                2003
-------------------------                             ----                ----
Federal tax (credit) at statutory rate                 (34%)               (34%)
Current tax benefit of
   operating losses                                     34                  34
                                                        --                  --

                                                         0%                  0%
                                                        ==                  ==

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE L - INCOME TAXES-CONTINUED

   Deferred tax assets (liabilities) are comprised of the following at September 30, 2004 and 2003:

                                     2004           2003
                                  -----------    ----------
Net operating loss carryforwards  $ 6,345,000   $ 5,369,000
Inventory reserve                     294,000       280,000
Accounts receivable reserve            41,000        71,700
Debt conversion cost                  345,000            --
Other                                 185,000       220,000
                                  -----------   -----------
Total deferred tax assets           7,210,000     5,940,700
Basis difference in fixed assets      (37,000)     (103,100)
                                  -----------   -----------
Net deferred tax assets           $ 7,173,000   $ 5,837,600
Valuation allowance               $(7,173,000)   (5,837,600)
                                  -----------   -----------

Net deferred tax assets           $        --   $        --
                                  ===========   ===========


   The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

   At September 30, 2004, the Company has approximately $18,662,000 and $16,686,000 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2024. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE M - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

   During the years ended September 30, 2004 and 2003, the Company derived $923,000 and $1,343,000 in revenues, respectively from one significant customer representing 12% and 16%, respectively of total sales. These sales were in conjunction with a supply agreement that extends to December 2006. Revenues derived from export sales amounted to approximately $3,036,000, or 41% of total sales in 2004 and $2,969,000, or 35% of total sales in 2003. Export sales to Europe were approximately $1,443,000 or 19% of total sales in 2004 and $1,608,000, or 19% of total sales in 2003. Export sales to South America were approximately $1,116,000, or 15% of total sales in 2003 and $682,000, or 8% of total sales in 2003.

NOTE N - GEOGRAPHICAL INFORMATION

   The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

   The following table sets forth revenue and assets by geographic location.

                                      United*
                                      States           Brazil          Consolidated
                                      ------           ------          ------------
        SEPTEMBER 30, 2004:
           Revenues                  $6,545,129       $931,005          $7,476,134
           Long-lived assets            603,954         30,120             634,074

        SEPTEMBER 30, 2003:
           Revenues                  $7,852,072       $620,639          $8,472,711
           Long-lived assets          1,135,917         60,325           1,196,242


* Includes export sales to countries other than Brazil of approximately $2,110,000 and $2,349,000 in 2004 and 2003, respectively.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE O - COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases expiring through 2007. Future minimum lease commitments under the non-cancelable operating leases are as follows:

      Years ending September 30,                 2004
                                               --------
      2005                                     356,310
      2006                                     223,492
      2007                                     154,090
      2008                                       9,537
      THEREAFTER                                    --

Rent expense approximated $471,000 and $532,000 in 2004 and 2003, respectively.

The Company has entered into an employment agreement with a key employee which defines certain payment of salary and the issuance of stock options.

RETIREMENT PLAN

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. No contributions to the plan were made in fiscal 2004, and contributions of approximately $40,000 were made in fiscal 2003.

Effective October 1, 2004, the Company created an Employee Stock Option Plan
(ESOP) for the benefit of its employees, which has been submitted to the Internal Revenue Service for determination as a qualified retirement plan subject to section 4975(E)7 of the Code. The Company's contributions to the ESOP were $40,000 in fiscal 2004.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE P - CONTINGENCIES

   On February 7, 2002, URRMA Biopharma, Inc. filed suit against Hemagen in the Superior Court, District of Montreal, and Providence of Quebec, Canada. The suit sought approximately $20,645,000 in damages for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product and URRMA. Hemagen responded to the claim and filed a counter suit for approximately $19,752,000 on June 10, 2002. On January 16, 2003, the Company agreed to settle the matter. Under the terms of the settlement agreement URRMA agreed to pay the Company cash of approximately $100,000, $50,000 of which was paid in February 2003 and $50,000 which was due in February 2004, and royalties of 3% of revenues of URRMA's R7V test kit beginning on the date of the first commercial sale of the kit until the total royalties equal $250,000. The payment of $50,000 due in February 2004 has not been paid by URRMA and due to URRMA's financial condition no receivable has been established. No royalties have been paid as of September 30, 2004.

NOTE Q - SUPPLEMENTAL DISCLOSURE OF CASH

        September 30,                                                      2004        2003
                                                                        ----------  ----------
Cash paid for interest                                                  $  483,195  $  504,480
                                                                        ==========  ==========

Disclosure of non-cash investing and financing activities:

Issuance of 5,079,438 shares of common stock and $4,033,225 senior secured convertible notes due September 30, 2009, with an original issue discount of $326,863 in exchange for $6,065,000 senior secured convertible notes due April 17, 2005, net of unamortized discount of
  $1,291,705 at September 30, 2004                                       4,773,295          --
                                                                        ==========  ==========
Issuance of 36,844 shares of
  common stock in lieu of cash
  payments in fiscal 2003                                                       --      14,448
                                                                        ==========  ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEMAGEN DIAGNOSTICS, INC.


Date: December 23, 2004                   By: /s/  William P. Hales
                                              ---------------------------------
                                              William P. Hales, President &
                                              Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                                Capacity                       Date
----                                                --------                       ----

/s/ William P. Hales                      President and Chief Executive
------------------------------------      Officer, Director                  December 23, 2004
William P. Hales

 /s/ Alan S. Cohen                        Director                           December 23, 2004
------------------------------------
Alan S. Cohen, M.D.

/s/ Richard W. Edwards                    Director                           December 23, 2004
------------------------------------
Richard W. Edwards

/s/ Edward T. Lutz                        Director                           December 23, 2004
------------------------------------
Edward T. Lutz

/s/ Deborah F. Ricci                      Principal Financial Officer        December 23, 2004
------------------------------------
Deborah F. Ricci