Form 10QSB
period 2004-12-31
HEMAGEN DIAGNOSTICS INC
filed 2005-02-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of December 31, 2004, the issuer had 15,204,351 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES	17
CERTIFICATIONS	18

PART I — Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2004	September 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$306,639	$538,542
Accounts receivables, less allowance for
doubtful accounts of $96,842 and $102,359 at
December 31, 2004 and September 30, 2004, respectively	834,589	959,135
Inventories; net	3,282,236	3,339,932
Prepaid expenses and other current assets	171,592	153,756

Total current assets	4,595,056	4,991,365

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $6,997,756 and $6,871,498 at
December 31, 2004 and September 30, 2004, respectively	365,192	468,509

OTHER ASSETS	157,656	165,565

Total Assets	$5,117,904	$5,625,439

Hemagen DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2004	September 30, 2004
CURRENT LIABILITIES:
Current portion Senior subordinated secured convertible notes due
April 17, 2005, net of unamortized discount of $2,852 and
$5,188 at December 31, 2004 and September 30, 2004,
respectively	$22,148	$19,812
Accounts payable and accrued liabilities	1,309,956	1,584,041
Deferred revenue	53,926	53,262

Total Current Liabilities	1,386,030	1,657,115

Senior subordinated secured convertible notes due September 30,
2009, net of unamortized discount of $313,873 and $326,863 at
December 31, 2004 and September 30, 2004, respectively	3,719,352	3,706,362

Total liabilities	5,105,382	5,363,477

COMMITMENTS AND CONTINGENGIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value - 1,000,000 shares authorized;
none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 15,304,351 and 15,294,343 at
June 30, 2004 and September 30, 2004, respectively	153,043	152,943
Additional paid-in capital	22,832,155	22,829,354
Accumulated deficit	(22,714,419)	(22,478,886)
Accumulated other comprehensive loss-
currency translation loss	(168,620)	(151,812)
Less treasury stock at cost; 100,000 shares at September 30, 2004
and September 30, 2003, respectively	(89,637)	(89,637)

Total Stockholders' Equity	12,522	261,962

Total Liabilities and Stockholders' Equity	$5,117,904	$5,625,439

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2004	December 31, 2003
Revenues:

Product sales	$1,778,304	$1,650,179

Costs and expenses:
Cost of product sales	1,273,244	1,110,770
Research and development	61,911	49,449
Selling, general and administrative	572,121	572,601

Operating income (loss)	(128,972)	(82,641)

Other expenses:
Interest and amortization of debt
discount	(95,440)	(477,298)
Other	--	(13,800)

Total other expenses	(95,440)	(491,098)

Net loss before income taxes	$(224,412)	$573,739

Income tax expense	(11,121)	--

Net loss	$(235,533)	$(573.739)

Net loss per share - basic and diluted:	($ 0.02)	$(0.06)

Weighted average shares used in the
calculation of loss per share - basic and
diluted	15,204,351	10,104,855

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(235,533)	$(573,739)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	117,330	155,783
Amortization of debt discount	15,326	349,796
Changes in operating assets and liabilities:
Accounts and other receivables	124,545	383,397
Prepaid expenses and other current assets	(15,255)	45,403
Inventories	57,696	(51,112)
Accounts payable and accrued expenses	(274,085)	(294,581)
Deferred revenue	664	(5,435)

Net cash (used in) provided by operating activities	(209,311)	9,512

Cash flows from investing activities:
Purchase of property and equipment	(6,558)	(10,814)

Net cash used in investing activities	(6,558)	(10,814)

Cash flows from financing activities:
Exercise of stock options	2,901	--

Net cash provided by financing activities	2,901	--

Effects of foreign exchange rate	(18,935)	987

Net increase (decrease) in cash and cash equivalents	(231,903)	(315)

Cash and cash equivalents at beginning of period	538,542	724,287

Cash and cash equivalents at end of period	$306,639	$723,972

Supplemental disclosure of cash flow information:

Interest paid	$80,942	$121,466

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE C – NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2004 and December 31, 2003. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 7,738,147 and 5,505,010 at December 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE D – STOCK BASED COMPENSATION

At December 31, 2004, options for the purchase of 2,308,014 shares of common stock with a weighted average exercise price of $1.20 were outstanding. During the three months ended December 31, 2004 no options were granted. During the three months ended December 31, 2004, options for the purchase of 10,000 shares of Common Stock were exercised with exercise prices of $0.29 per share while options for the purchase of 30,000 shares of common stock expired with exercise prices of $0.64 per share.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended
	December 31, 2004	December 31, 2003
Net Loss:
As reported	$(235,533)	$(573,739)

Less stock-based compensation expense:
determined under the fair value method
for all awards	(6,661)	(8,823)

Pro forma net income (loss)	$(242,194)	$(582,562)

Net income per common share:
Basic and Diluted;
As reported	$(0.02)	$(0.06)
Pro forma	$(0.02)	$(0.06)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003; dividend yield of 0%; expected volatility of 300% and 196% for 2004 and 2003, respectively; risk-free interest rate of 4% for both periods; and expected terms of 3.0 to 10.0 years.

NOTE E — INVENTORIES

        Inventories at December 31, 2004 and September 30, 2004 consist of the following;

	December 31, 2004	September 30, 2004
Raw Materials	$1,842,581	$1,895,064
Work-in-process	184,444	135,651
Finished goods	1,943,817	2,027,824

	3,970,842	4,058,539
Less reserves	(688,606)	(718,607)

Net inventories	$3,282,236	$3,339,932

NOTE F — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ % and expires March 31, 2005. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At December 31, 2004 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 6%. The Company has never borrowed on this line of credit.

NOTE G – EXCHANGE OFFERING

The Company completed an exchange offering of $6,065,000 of its senior subordinated secured convertible notes (“Old Notes”) due on April 17, 2005 for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes (“New Notes”) due on September 30, 2009. At the completion of the exchange offering in December 2004, all but $25,000 of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, at which time more than 80% of the Old Notes were tendered for exchange. The Company has accounted for the exchange offering as though the entire amount of $6,065,000 of Old Notes exchanged were exchanged as of September 30, 2004, since at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged, as long as more than 75% of the Notes were tendered.

The shares of common stock issued in connection with the exchange offering are restricted by the terms of the tender offer from sale or transfer until after September 30, 2005.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder into shares of the Company’s common stock after September 30, 2005 at $0.75 per share, and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except for a subordination provided as security interest of the $25,000 of Old Notes and Security for up to a maximum of $3 million credit facility, real estate financing used to secure a corporate headquarters subject to limitation and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. At December 31, 2004 and September 30, 2004, the unamortized discount on these notes was $313,873 and $326,863, respectively.

NOTE H - SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

As described in Note G, on September 30, 2004, Senior Subordinated Secured notes payable with a face value of $6,065,000 were exchanged for shares of the Company’s Common Stock and new notes. The face value of the notes outstanding at December 31, 2004 is $25,000. The unamortized discount on these notes equals $2,852 and $5,188 at December 21, 2004 and September 30, 2004, respectively. As of September 30, 2004, this outstanding Note has been classified as a current liability of the Company.

NOTE I – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
December 31, 2004:
Revenues	$1,494,758	$283,546	$1,778,304
Long-lived assets	491,952	30,896	522,848

December 31, 2003:
Revenues	$1,400,430	$249,749	$1,650,179
Long-lived assets	979,906	57,367	1,037,273

* Includes export sales to countries other than Brazil.

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

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases, a complete line of Clinical Chemistry Reagents through its wholly owned subsidiary RAICHEM, the Analyst®, an FDA-cleared Benchtop Clinical Chemistry System used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing both physicians’ office laboratories and veterinarians’ offices. Hemagen’s products are used in many of the largest laboratories, hospitals and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became publicly traded in 1993.

Hemagen’s Corporate offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2004
Compared to the Three Month Period Ended December 31, 2003

Revenues for the three-month period ended December 31, 2004 increased by approximately $128,000 (8%) to approximately $1,778,000 from $1,650,000 for the same period ended December 31, 2003. This increase is primarily attributed to higher sales at the Company’s Raichem division of approximately $137,000.

Cost of product sales increased by approximately $162,000 (15%) to $1,273,000 from $1,111,000 for the same period last year. Cost of product sales as a percentage of sales increased from 67% to 72%. This increase in cost of sales as a percentage of sales is mainly attributed to higher costs with the Company’s Analyst product line, which resulted from higher material usage in the current period and, higher period costs with the Company’s Virgo Product Line which had lower sales and production than the previous period.

Research and development expenses increased 12,000 (25%) to approximately $62,000 from $49,000 mainly due to the timing of material supply purchases.

The Company is currently working to complete several research and development programs including:

•	Evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market, and

•	Continuing to develop additional assays and reagents to fill in its clinical chemistry reagent product line sold under the RAICHEM label;

•	Developing new ELISA kits for the autoimmune and infectious disease markets, particularly with respect to tests for antiphospholipid syndrome and acute phase protein detection;

•	The Company entered into discussions and is currently negotiating terms with instrument design and manufacturing companies to redesign and upgrade the Analyst instrument technology.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2004 were $572,000 which is consistent with the previous period expenses of $573,000.

The operating loss for the current period was $129,000 as compared to $83,000 loss in the prior period, an increase of $46,000 from the prior period. This increase is mainly attributed to the increase in cost of product sales and lower margin reported in the current period.

Other expenses decreased by approximately $396,000 (81%) to approximately $95,000 in the three months ended December 31, 2004 from $491,000 in the prior period, due to reduced interest expense. Interest expense for the three months ended December 31, 2004, was $95,000 as compared to $477,000 in the three months ended December 31, 2003, primarily as the result of the exchange offering completed with an effective date of September 30, 2004 (See Note G). This reduction in interest expense is mainly related to the reduction of the non-cash interest expense resulting from the amortization of the debt discount.

Income tax expense for the quarter ended December 31, 2004 was $11,000 as compared to no expense for the quarter ended December 31, 2003. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $236,000 for the three months ended December 31, 2004 as compared to a net loss of approximately $574,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower interest expense associated with the amortization of discount on the Senior Subordinated Convertible Notes.

Liquidity and Capital Resources

At December 31, 2004, Hemagen had approximately $307,000 of cash, and working capital of approximately $3,209,000. At September 30, 2003 the Company had $539,000 of cash and working capital of $3,334,000.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. To date, the Company has not borrowed on the line of credit and the effective interest rate on the line of credit is 6%.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2004, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

Effective September 30, 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005. The new Notes issued are convertible into Common Stock at $0.75 per share at any time after September 30, 2005 (See Note G).

Net cash used in operating activities during the three months ended December 31, 2004 was $209,000 as compared to cash generated of approximately $10,000 during the three months ended December 31, 2003. The cash used by the change in operating assets and liabilities represented a change of approximately $185,000 (237%) to approximately $107,000 of cash used in the three month period ended December 31, 2004 as compared to $78,000 generated in the prior period. The increase in cash used by the change in operating assets mainly resulted from the reduction of cash collections from Accounts Receivable in the current period as compared to the prior period. Cash generated from the reduction in Accounts Receivable generated approximately $126,000 in the current period as compared to $383,000 in the prior period. The net loss after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the three months ended December 31, 2004 used cash of approximately $103,000 as compared to $68,000 of cash used in the previous period.

Approximately $7,000 of cash was used in investing activities in the three months ended December 31, 2004 as compared to $11,000 of cash used for investing activities in the three months ended December 31, 2003. The cash used in current period is attributed to capital expenditures which is consistent with the previous period. The Company has capital expenditures planned for fiscal 2005 related to the purchase and build out of a new corporate manufacturing facility in Maryland. No commitments for capital expenditures in fiscal 2005 have been made at this time. The Company has a deposit on a building that it is evaluating at this time, and estimates these capital expenditures will be between $2.0 to $2.4 million. This purchase is contingent upon the Company obtaining appropriate financing.

Approximately $3,000 of cash was generated from financing activities in the three months ended December 31, 2004 as compared to none in the three months ended December 31, 2003, which was derived from the exercise of stock options.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In December 2004, the Company issued $4,023,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of Common Stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Notes due April 17, 2005. The issue was made exclusively to existing holders of the Notes due April 17, 2005. No commissions were paid. The offering was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. This transaction had an effective date of September 30, 2004 (See Note G of Financial Statements)

The new Notes issued are convertible into Common Stock at $0.75 per share at any time after September 30, 2005 unless previously redeemed.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 15, 2004	2,000	$0.	51	2,000	(1)	--	(2)
Total	2,000	$0.	51	2,000	(1)	--

(1)	Represents shares of Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 4	Form of Senior Subordinated Secured Convertible Promissory Note

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

February 14, 2005 February 14, 2005	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer