Form 10QSB
period 2005-03-31
HEMAGEN DIAGNOSTICS INC
filed 2005-05-16
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of March 31, 2005, the issuer had 15,204,351 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	18

SIGNATURES	19
CERTIFICATIONS	20

PART I — Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31, 2005	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$205,765	$538,542
Accounts receivables, less allowance for
doubtful accounts of $132,502 and $102,359 at
March 31, 2005 and September 30, 2004, respectively	969,332	959,135
Inventories, net	3,143,981	3,339,932
Prepaid expenses and other current assets	196,292	153,756

Total current assets	4,515,371	4,991,365

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $7,108,619 and $6,871,498 at
March 31, 2005 and September 30, 2004, respectively	257,989	468,509

OTHER ASSETS	154,104	165,565

Total Assets	$4,927,464	$5,625,439

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2005	September 30, 2004

CURRENT LIABILITIES:

Senior subordinated secured convertible notes due
April 17, 2005, net of unamortized discount of
$5,188 at September 30, 2004 and	$25,000	$19,812
Accounts payable and accrued liabilities	1,483,019	1,584,041
Deferred revenue	48,771	53,262

Total Current Liabilities	1,556,790	1,657,115
Senior subordinated secured convertible notes due
September 30, 2009, net of unamortized discount of
$298,788 and $326,863 at March 31, 2005 and
September 30, 2004, respectively	3,734,437	3,706,362

Total liabilities	5,291,227	5,363,477

COMMITMENTS AND CONTINGENGIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value - 1,000,000 shares
authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares
authorized; issued and outstanding: 15,304,351 and
15,294,343 at March 31, 2005 and September 30, 2004,
respectively	153,043	152,943
Additional paid-in capital	22,832,155	22,829,354
Accumulated deficit	(23,063,080)	(22,478,886)
Accumulated other comprehensive loss-
currency translation loss	(196,244)	(151,812)
Less treasury stock at cost; 100,000 shares at
September 30, 2004 and September 30, 2003, respectively	(89,637)	(89,637)

Total Stockholders' (Deficit) Equity	(363,763)	261,962

Total Liabilities and Stockholders' Equity	$4,927,464	$5,625,439

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues:

Product sales	$1,986,717	$2,003,066	$3,765,021	$3,653,245

Costs and expenses:
Cost of product sales	1,591,817	1,204,303	2,865,061	2,315,073
Research and development	80,255	62,016	142,166	111,465
Selling, general and administrative	561,008	597,375	1,133,129	1,169,976

Operating income (loss)	(246,363)	139,372	(375,335)	56,731

Other expenses:
Interest and amortization of debt
discount	(97,031)	(509,671)	(192,471)	(986,969)
Other	0	3,460	0	(10,340)

Total other expenses	(97,031)	(506,211)	(192,471)	(997,309)

Net loss before income taxes	$(343,394)	$(366,839)	$(567,806)	$(940,578)

Income tax expense	(5,267)	(19,143)	(16,388)	(19,143)

Net loss	$(348,661)	$(385,982)	$(584,194)	$(959,721)

Net loss per share - basic and diluted:	$(0.02)	$(0.04)	$(0.04)	$(0.10)

Weighted average shares used in the
calculation of loss per share – basic and
diluted	15,204,351	10,104,855	15,204,351	10,104,855

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(584,194)	$(959,721)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	232,853	311,422
Amortization of debt discount	33,263	753,880
Loss on disposal of property and equipment	--	5,571
Changes in operating assets and liabilities:
Accounts and other receivables	(10,198)	299,742
Prepaid expenses and other current assets	(39,955)	54,967
Inventories	195,951	(178,207)
Accounts payable and accrued expenses	(101,021)	(256,260)
Deferred revenue	(4,491)	(8,614)

Net cash (used in) provided by operating activities	(277,792)	22,780

Cash flows from investing activities:
Purchase of property and equipment	(11,483)	(11,219)
Disposal of property and equipment	--	8,170

Net cash used in investing activities	(11,483)	(3,049)

Cash flows from financing activities:
Exercise of stock options	2,901	--

Net cash provided/used by financing activities	2,901	--

Effects of foreign exchange rate	(46,403)	(121)

Net (decrease) increase in cash and cash equivalents	(332,777)	19,610
Cash and cash equivalents at beginning of period	538,542	724,287

Cash and cash equivalents at end of period	$205,765	$743,897

Supplemental disclosure of cash flow information:

Interest paid	$160,105	$241,598

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

NOTE C – NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2005 and March 31, 2004. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 7,650,647 and 5,340,014 at March 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE D – STOCK BASED COMPENSATION

At March 31, 2005, options for the purchase of 2,273,014 shares of common stock with a weighted average exercise price of $1.20 were outstanding. During the six months ended March 31, 2005 options to purchase 15,000 shares at an exercise price of $0.35 per share were granted. During the six months ended March 31, 2005, options for the purchase of 10,000 shares of Common Stock were exercised with exercise prices of $0.29 per share while options for the purchase of 80,000 shares of common stock expired with weighted average exercise prices of $0.85 per share.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net Loss:
As reported	$(348,661)	$(385,982)	$(584,194)	$(959,721)

Less stock-based compensation
expense:
determined under the fair
value method for all awards	(5,250)	(17,370)	(11,911)	(26,193)

Pro forma net loss	$(353,911)	$(403,352)	$(596,105)	$(985,914)

Net loss per common share:
Basic and Diluted;
As reported	(0.02)	(0.04)	(0.04)	(0.10)
Pro forma	(0.02)	(0.04)	(0.04)	(0.10)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004; dividend yield of 0%; expected volatility of 300% and 196% for 2005 and 2004, respectively; risk-free interest rate of 4% for both periods; and expected terms of 3.0 to 10.0 years.

NOTE E — INVENTORIES

Inventories at March 31, 2005 and September 30, 2004 consist of the following;

	March 31, 2005	September 30, 2004
Raw Materials	$1,759,077	$1,895,064
Work-in-process	122,284	135,651
Finished goods	1,847,227	2,027,824

	3,728,588	4,058,539
Less reserves	(584,607)	(718,607)

Net inventories	$3,143,981	$3,339,932

NOTE F – LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ % and expires March 31, 2006. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At March 31, 2005 there was no outstanding balance on the line of credit and the effective interest rate on the line of credit was 6.5%.

NOTE G – EXCHANGE OFFERING

The Company completed an exchange offering of $6,065,000 of its senior subordinated secured convertible notes (“Old Notes”) due on April 17, 2005 for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes (“New Notes”) due on September 30, 2009. At the completion of the exchange offering in December 2004, all but $25,000 of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes were tendered for exchange. The Company has accounted for the exchange offering as though the entire amount of $6,065,000 of Old Notes were exchanged as of September 30, 2004, since at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged, as long as more than 75% of the Notes were tendered. Subsequent to September 30, 2004 all but one $25,000 Note was tendered, or over 99% of the notes were tendered in the exchange offer.

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

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. At March 31, 2005 and September 30, 2004, the unamortized discount on these notes was $298,788 and $326,863, respectively.

NOTE H – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

As described in Note G, on September 30, 2004, Senior Subordinated Secured notes payable with a face value of $6,065,000 were exchanged for shares of the Company’s Common Stock and new notes. The face value of the notes outstanding at March 31, 2005 is $25,000. The unamortized discount on these notes was $5,188 at September 30, 2004. This outstanding Note has been classified as a current liability of the Company.

NOTE I – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
Six Months Ended
March 31, 2005:
Revenues	$3,241,105	$523,916	$3,765,021
Long-lived assets	381,588	30,505	412,093
Six Months Ended
March 31, 2004:
Revenues	$3,189,695	$463,550	$3,653,245
Long-lived assets	818,913	52,834	871,747

* Includes export sales to countries other than Brazil.

Managements Discussion and Analysis of Financial Conditionand
Results of Operations

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

Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should”, and similar expressions and the negative versions thereof and by the context in which they are used. Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration, the ability to assimilate successfully product acquisitions, difficulties in securing credit and the effects of negative stockholders’ equity.

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

Results of Operations

The Three Month Period Ended March 31, 2005
Compared to the Three Month Period Ended March 31, 2004

Revenues for the three-month period ended March 31, 2005 decreased slightly by approximately $16,000 (1%) to approximately $1,987,000 from $2,003,000 for the same period ended March 31, 2004. The change in revenues mainly resulted from lower volume of product sold in the current period.

Cost of product sales increased approximately $388,000 (32%) to $1,592,000 from $1,204,000 for the same period last year. Cost of product sales as a percentage of sales increased from 60% to 80%. This increase in cost of sales as a percentage of sales is mainly attributed to reduced production levels and increased costs. Increased costs included higher labor, consulting and facility costs in the period. Gross margins for the quarter were 20% as compared to 40% in the previous period. The reduced margin was attributed to reduced levels of manufacturing of finished goods inventory of the Analyst product line, a line with historically higher margins, and increased costs with the Company’s Raichem division and VIRGO product line, a lower margin line. The manufacturing levels with respect to the Company’s Analyst division were substantially below the previous period’s production level because of a lower level of consumables rotor production. This production was lower than the previous period due, in part, to mechanical problems and scrapped raw materials. In the quarter ended March 31, 2005, production levels were low thereby providing low absorption of the product line’s fixed overhead.

The Company also experienced increased operating expenses at the Raichem division and the VIRGO product line. Increased expenses at Raichem resulted from an increase of temporary labor expense and facility expense associated with production employee turnover. The increased expenses for the VIRGO product line resulted from increased labor expense from the previous period, increased consulting and travel expenses, freight expense and higher inventory scrap rates.

Research and development expenses increased $18,000 (30%) to approximately $80,000 from $62,000 due to an increase of expenditures on research supplies in the current quarter.

The Company is currently working to complete several research and development programs including:

•	Evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market, expanding the consumable rotor products to include a VetSelect and T4 rotor for the veterinary market.

•	The Company entered into discussions and is currently negotiating terms with instrument design and manufacturing companies to redesign and upgrade the Analyst instrument technology.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $36,000 (6%) for the quarter ended March 31, 2005 to $561,000 from $597,000 in the previous period. This reduction is attributable to reduced legal, consulting and administrative labor expenses.

Other expenses decreased approximately $409,000 (81%) to approximately $97,000 in the quarter ended March 31, 2005 from $506,000 in the prior period, due to reduced interest and amortization of debt discount expense. Interest expense for the three months ended March 31, 2005, was $97,000 as compared to $510,000 in the three months ended March 31, 2004, primarily as the result of the exchange offering completed with an effective date of September 30, 2004 (See Note G). The reduction is mainly related to the reduction in non-cash interest expense resulting from the amortization of the debt discount. Cash payments of interest expense decreased from $120,000 to $79,000 in the current period.

Income tax expense for the quarter ended March 31, 2005 was $5,000 as compared to $19,000 for the quarter ended March 31, 2004. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $349,000 for the three months ended March 31, 2005 as compared to a net loss of approximately $386,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower interest expense associated with the exchange offering offset by lower margins resulting from lower production levels and increased expenses.

The Six Month Period Ended March 31, 2005
Compared to the Six Month Period Ended March 31, 2004

Revenues for the six-month period ended March 31, 2005 increased by approximately $112,000 (3%) to approximately $3,765,000 from $3,653,000 for the same period ended March 31, 2004. This increase is primarily attributed to higher sales at the Company’s Raichem division of approximately $196,000 offset by lower sales with the Company’s Analyst product line of $56,000 and $26,000 of lower sales of the Company’s Endocheck veterinary product line.

Cost of product sales increased by approximately $550,000 (24%) to $2,865,000 from $2,315,000 for the same period last year. Cost of product sales as a percentage of sales increased from 63% to 76%. This increase in cost of sales as a percentage of sales is mainly attributed to higher costs with the Company’s Analyst product line, which resulted from reduced manufacturing in the current period and, higher period costs with the Company’s Virgo Product Line.

Research and development expenses increased $31,000 (28%) to approximately $142,000 from $111,000 mainly due to increased research material supply purchases, and consulting expenditures.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended March 31, 2005.

Selling, general and administrative (“SG&A”) expenses for the six months ended March 31, 2005 were $1,133,000 which is slightly less than the previous period expenses of $1,170,000. This reduction is attributable to reduced legal, consulting and administrative labor expenses.

The operating loss for the current period was $375,000 as compared to operating income of $57,000 in the prior period, an increase in loss of $432,000 from the prior period. This increase in loss is mainly attributed to the increase in cost of product sales and lower margin reported in the current period.

Other expenses decreased by approximately $805,000 (81%) to approximately $192,000 in the six months ended March 31, 2005 from $997,000 in the prior period, due to reduced interest expense. Interest expense for the six months ended March 31, 2005, was $192,000 as compared to $987,000 in the six months ended March 31, 2004, primarily as the result of the exchange offering completed with an effective date of September 30, 2004 (See Note G). This reduction in interest expense is mainly related to the reduction of the non-cash interest expense resulting from the amortization of the debt discount. Cash payments of interest expense decreased from $242,000 in the prior period to $160,000 in the current period.

Income tax expense for the quarter ended March 31, 2005 was $16,000 as compared to $19,000 for the quarter ended March 31, 2004. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $584,000 for the six months ended March 31, 2005 as compared to a net loss of approximately $960,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower interest expense associated with the non-cash amortization of discount on the Senior Subordinated Convertible Notes offset by increased cost of sales.

Liquidity and Capital Resources

At March 31, 2005, Hemagen had approximately $206,000 of cash, and working capital of approximately $2,959,000. At September 30, 2004 the Company had $539,000 of cash and working capital of $3,334,000.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $1,000,000 at an interest rate of Prime Rate plus ¾ %. The line of credit has an effective interest rate of 6.5% and expires on March 31, 2006. At March 31, 2005, the borrowing availability under this line of credit was approximately $740,000.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2005, and its credit available under its line of credit facility will be sufficient to finance its operations, over the next twelve months. The Company has entered into a cancelable agreement to purchase a building that will be improved and used as the Company’s corporate headquarters and main manufacturing facility. Hemagen has obtained the necessary credit facilities to finance this purchase over a long term basis. This acquisition will require the Company to use some of its cash flow and existing unused line of credit to finance this purchase. Hemagen believes that this purchase, the cash flow from operations, its current line of credit facility, and additional financing it has received for the purchase and build out of its new facility if it should decide to purchase the building, will be sufficient to finance its operations and capital expenditures over the next twelve months.

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

Net cash used in operating activities during the six months ended March 31, 2005 was $278,000 as compared to cash generated of approximately $23,000 during the six months ended March 31, 2004. The net loss after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the six months ended March 31, 2005 was approximately $318,000 as compared to $111,000 generated in the previous period. The cash generated by the change in operating assets and liabilities represented a change of approximately $128,000 (145%) to approximately $40,000 of cash generated in the six month period ended March 31, 2005 as compared to $88,000 used in the prior period. The increase in cash generated by the change in operating assets mainly resulted from the reduction in cash used for inventory of $374,000 and lower cash used for accounts payable, accrued expenses and deferred revenue of $159,000 offset by lower cash generated from receivables of $310,000 and prepaids and other current assets of $95,000.

Approximately $11,000 of cash was used in investing activities in the six months ended March 31, 2005 as compared to $3,000 of cash used for investing activities in the six months ended March 31, 2004. The cash used in the current period is attributed to capital expenditures which is consistent with the previous period. The Company has capital expenditures planned for fiscal 2005 related to the purchase and build out of a new corporate manufacturing facility in Baltimore, Maryland. No commitments for capital expenditures in fiscal 2005 have been made at this time. The Company has a deposit on a building in the amount of $25,000 that it is evaluating at this time, and estimates these capital expenditures will be between $2.0 to $2.2 million.

Approximately $3,000 of cash was generated from financing activities in the six months ended March 31, 2005, which was derived from the exercise of stock options. There were no such amounts in the six months ended March 31, 2004.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented. The Company is currently working to appropriately documents these internal controls. The Company is working to document these controls to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by September 30, 2006.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 15, 2004	2,000	$0.51	2,000	--
March 1 - 31, 2005	20,999	$0.39	20,999	--
April 14 - May 6, 2005	26,563	$0.29	26,563	--

Total	49,562	$0.34	49,562	--

(1)	Represents shares of Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Registrant’s Annual Shareholders’ Meeting was held March 18, 2005. At the meeting, William P. Hales was elected a director for the term expiring in 2008 by a vote of 10,982,000 shares For and 235,200 shares Withheld.

        Shareholders ratified the appointment of Grant Thornton, LLP as independent public accountants for fiscal 2005 for a vote of 11,179,875 shares For and 15,200 shares Withheld and 22,125 shares Abstained.

Item 6.    Exhibits.

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

May 16, 2005 May 16, 2005	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer