Form 10QSB
period 2005-06-30
HEMAGEN DIAGNOSTICS INC
filed 2005-08-15
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        As of August 15, 2005, the issuer had 15,204,351 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	18

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES	20
CERTIFICATIONS	21

PART 1  –  Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2005	September 30, 2004
CURRENT ASSETS:

Cash and cash equivalents	$62,489	$538,542
Accounts receivables, less allowance for
doubtful accounts of $96,842 and
$102,359 at June 30, 2005 and September 30, 2004,
respectively	951,688	959,135
Inventories; net	3,017,896	3,339,932
Prepaid expenses and other current assets	176,928	153,756

Total current assets	4,209,001	4,991,365

PROPERTY AND EQUIPMENT; net of accumulated
depreciation and amortization of $7,186,922 and
$6,871,498 at June 30, 2005 and September 30, 2004,
respectively	1,033,920	468,509

OTHER ASSETS	188,149	165,565

Total Assets	$5,431,070	5,625,439

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005	September 30, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior subordinated secured convertible
notes due April 17, 2005, net of
unamortized discount of $5,188 at
September 30, 2004	$25,000	$19,812
Revolving line of credit	290,000	--
Note Payable	645,000	--
Accounts payable and accrued liabilities	1,215,336	1,584,041
Deferred revenue	55,231	53,262

Total Current Liabilities	2,230,567	1,657,115

Senior subordinated secured convertible
notes due September 30, 2009, net
of unamortized discount of $284,207 and
$326,863 at June 30, 2005 and
September 30, 2004, respectively	3,749,018	3,706,362

Total Liabilities	5,979,585	5,363,477

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value - 1,000,000 shares
authorized; none issued	--	--
Common stock, $0.01 par value - 30,000,000 shares
authorized; issued and outstanding: 15,304,351 and
15,294,343 at June 30, 2005 and September 30, 2004,
respectively	153,043	152,943
Additional paid-in capital	22,832,155	22,829,354
Accumulated deficit	(23,276,153)	(22,478,886)
Accumulated other comprehensive loss - currency
translation loss	(167,924)	(151,812)
Less treasury stock at cost; 100,000 shares
at June 30, 2005 and September 30, 2004, respectively	(89,637)	(89,637)

Total Stockholders' (Deficit) Equity	(548,515)	261,962

Total Liabilities and Stockholders' Equity	$5,431,070	$5,625,439

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:

Product Sales	$1,787,007	$2,131,733	$5,552,028	$5,784,978

Costs and Expenses
Cost of product sales	1,218,531	1,585,023	4,083,592	3,850,096
Research and development	64,574	70,577	206,740	182,042
Selling, general and administrative	598,268	522,835	1,731,397	1,742,811
Other operating expense	--	62,000	--	62,000

Operating income (loss)	(94,366)	(108,702)	(469,701)	(51,971)

Other Expenses:
Interest and amortization of debt discount	(101,764)	(595,598)	(294,235)	(1,582,567)
Other	--	(3,963)	--	(14,303)

Total other expenses	(101,764)	(599,561)	(294,235)	(1,596,870)

Net loss before income taxes	$(196,130)	$(708,263)	$(763,936)	$(1,648,841)
Income tax expense	(16,943)	(4,945)	(33,331)	(24,088)

Net loss	$(213,073)	$(713,208)	$(797,267)	$(1,672,929)

Net loss per share - basic and diluted:	$(0.01)	$(0.07)	$(0.05)	$(0.17)

Weighted average shares used in the
calculation of loss per share - basic and
diluted	15,204,351	10,109,383	15,204,351	10,106,364

Net loss	$(213,073)	$(713,208)	$(797,267)	$(1,672,929)
Foreign currency translation	28,320	(10,159)	(16,112)	(10,279)

Comprehensive loss	$(184,753)	$(723,367)	$(813,379)	$(1,683,208)

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:

Net Loss	$(797,267)	$(1,672,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	284,172	436,851
Amortization of debt discount	47,844	1,216,468
Loss on disposal of property and equipment	--	5,571
Write off of additional investment in subsidiary and non-compete
agreements acquired in conjunction with additional investment	--	62,000
Changes in operating assets and liabilities:
Accounts and other receivables	7,447	(66,497)
Prepaid expenses and other current assets	(56,416)	10,388
Inventories	322,036	21,107
Accounts payable and accrued expenses	(368,706)	(181,940)
Deferred revenue	1,969	(29,378)

Net cash used in operating activities	(558,921)	(198,359)

Cash flows from investing activities:
Purchase of property and equipment	(832,936)	(23,219)
Purchase of additional shares of common stock of Brazilian subsidiary	--	(20,000)
Disposal of property and equipment	--	8,170

Net cash used in investing activities	(832,936)	(35,049)

Cash flows from financing activities:
Net borrowings from revolving line of credit	290,000	--
Net proceeds from mortgage financing obtained with purchase of land and
building	645,000	--
Exercise of stock options	2,901	2,914

Net cash used in financing activities	937,901	2,914

Effects of foreign exchange rate	(22,097)	(10,280)

Net increase (decrease) in cash and cash equivalents	(476,053)	(240,774)

Cash and cash equivalents at beginning of period	538,542	724,287

Cash and cash equivalents at end of period	$62,489	$483,513

Supplemental disclosure of cash flow information:

Interest paid	$241,063	$361,730

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  –  BASIS OF PRESENTATION

Hemagen Diagnostics, Inc. (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE B  –  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE C  –  NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2005 and June 30, 2004. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Common stock equivalents totaling 7,650,647 and 5,309,014 at June 30, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive, given the Company’s net loss.

NOTE D  –  STOCK BASED COMPENSATION

At June 30, 2005, options for the purchase of 2,273,014 shares of common stock with a weighted average exercise price of $1.20 were outstanding. During the nine months ended June 30, 2005, options to purchase 15,000 shares at an exercise price of $0.35 per share were granted. During the nine months ended June 30, 2005, options for the purchase of 10,000 shares of Common Stock were exercised with exercise prices of $0.29 per share while options for the purchase of 80,000 shares of common stock with weighted average exercise prices of $0.85 per share expired.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss:
As reported	(213,073)	(713,208)	(797,267)	(1,672,929)

Less stock-based compensation
expense:
determined under the fair
value method for all awards
	--	--	(11,911)	(26,193)

Pro forma net loss	(213,073)	(713,208)	(809,178)	(1,699,122)

Net loss per common share:
Basic and Diluted;
As reported	(0.01)	(0.07)	(0.05)	(0.17)
Pro forma	(0.01)	(0.07)	(0.05)	(0.17)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004; dividend yield of 0%; expected volatility of 300% and 196% for 2005 and 2004, respectively; risk-free interest rate of 4% for both periods; and expected terms of 3.0 to 10.0 years.

NOTE E  –  INVENTORIES

Inventories at June 30, 2005 and September 30, 2004 consist of the following;

	June 30, 2005	September 30, 2004
Raw Materials	1,623,284	$1,895,064
Work-in-process	207,951	135,651
Finished goods	1,783,061	2,027,824

	3,614,296	4,058,539
Less reserves	(596,400)	(718,607)

Net inventories	$3,017,896	$3,339,932

NOTE F  –  LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2006. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note G. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At June 30, 2005, the outstanding balance on the line of credit was $290,000 and the effective interest rate on the line of credit was 6.75%.

NOTE G  –  NOTE PAYABLE

On June 24, 2005, Hemagen Diagnostics, Inc. obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 with the remainder to be used for improvements to the building and relocation and installation of Hemagen’s existing equipment in the new building. The commitment for this financing will expire on June 30, 2006. The note payable is secured by a first lien on the property. At September 30, 2005, the Company had an outstanding balance of $645,000 related to this commitment. During the construction period, Hemagen will pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. The rate payable by Hemagen at June 30, 2005 was 8%, per annum. In conjunction with this commitment, Hemagen paid $24,725 in loan origination fees.

Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of June

30, 2005 this rate was 8.31%. This rate is adjustable five years after the anniversary of the conversion to long term financing. Hemagen has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long-term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is 5.85%.

In conjunction with the real estate and construction financing, Hemagen agreed to reduce its existing line of credit facility from $1,000,000 to $500,000 of availability.

NOTE H  –  EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for a total of 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, or all but $25,000 of the Old Notes, representing over 99% of the Old Notes, had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004, the Company had the right and the intent to require the remaining Old Notes to be exchanged and more than 75% of the Old Notes had been tendered.

The shares of common stock issued in connection with the exchange offering are restricted by the terms of the exchange offer from sale or transfer until after September 30, 2005.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company’s common stock and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the New Notes provide that the following are subordinated to the security for the New Notes: the $25,000 of Old Notes; up to a maximum of $3 million credit facility; real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. At June 30, 2005 and September 30, 2004, the unamortized discount on these notes was $284,207 and $326,863, respectively.

NOTE I  –  SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

On May 24, 2000, the Company completed a private placement offering of units consisting of Old Notes, shares of common stock and detachable warrants to purchase common stock. The Company issued Old Notes in the face amount of $6,315,000 with net proceeds of $6,025,524. Each unit was sold for $500,000 and consisted of one $500,000 senior subordinated secured convertible note, 200,000 detachable warrants to purchase common stock and 93,750 shares of common stock.

As described in Note H, on September 30, 2004, Old Notes in the principal amount of $6,065,000 were exchanged for shares of the Company’s Common Stock and New Notes. The principal amount of the Old Notes outstanding at June 30, 2005 is $25,000. The unamortized discount on the Old Notes was $5,188 at September 30, 2004. This outstanding Old Note has been classified as a current liability of the Company.

NOTE J  –  GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
Nine Months Ended
June 30, 2005:
Revenues	4,634,224	917,804	5,552,028
Long-lived assets	1,191,564	30,505	1,222,069

Nine Months Ended
June 30, 2004:
Revenues	5,112,337	672,641	5,784,978
Long-lived assets	707,829	50,488	758,317

* Includes export sales to countries other than Brazil.

Item 2.

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

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits used to aid in the diagnosis of certain autoimmune and infectious diseases, a complete line of Clinical Chemistry Reagents through its wholly owned subsidiary RAICHEM, the Analyst®, an FDA-cleared Benchtop Clinical Chemistry System used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing both physicians’ office laboratories and veterinarians’ offices. Hemagen’s products are used in many of the largest laboratories, hospitals and blood banks around the world. Hemagen sells its products to over 1,000 customers worldwide. The Company focuses on markets that it believes offer significant growth opportunities. The Company was incorporated in 1985 and became publicly traded in 1993.

Hemagen’s Corporate offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

In June 2005, the Company purchased land and a building in Baltimore, Maryland and financed the purchase and the related build out of the building. This building will be used as the Company’s main manufacturing facility and corporate headquarters. The Company purchased this building as a cost cutting measure and will utilize this facility to permanently reduce the overhead costs of the business.

Critical Accounting Policies

Hemagen has identified certain accounting policies as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to the identified critical accounting policies on its business operations are discussed in Hemagen’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended June 30, 2005
Compared to the Three Month Period Ended June 30, 2004

Revenues for the three-month period ended June 30, 2005 decreased by approximately $345,000 (16%) to approximately $1,787,000 from $2,132,000 for the same period ended June 30, 2004. The decrease in revenues resulted from lower sales of Analyst products of $230,000 and lower sales at the Company’s Raichem division of $212,000 offset by an increase of revenues from the Virgo autoimmune and infectious disease product line. The reduction in sales with the Analyst product line mainly resulted from lower sales of consumable rotors for the human marketplace.

Cost of product sales decreased approximately $366,000 (23%) to $1,219,000 from $1,585,000 for the same period last year. Cost of product sales as a percentage of sales decreased to 68% from 72%. The main reason for the decrease in cost of product sales is due to the lower sales volume in the current period. This decrease in cost of sales as a percentage of sales is mainly attributed to improved margins with the Analyst product line as a result of increased production levels from the previous period. Gross margins for the quarter were 32% as compared to 28% in the previous period.

Research and development expenses decreased $6,000 (8%) to approximately $65,000 from $71,000 due to the timing of expenditures in the current quarter.

The Company is currently working to complete several research and development programs including:

•	Evaluating and developing complementary products for Hemagen’s Analyst product line to distribute to the veterinary market, expanding the consumable rotor products to include a VetSelect and T4 rotor for the veterinary market.

•	The Company entered into discussions and is currently negotiating terms with instrument design and manufacturing companies to redesign and upgrade the Analyst instrument technology.

Selling, general and administrative (“SG&A”) expenses increased by approximately $75,000 (14%) for the quarter ended June 30, 2005 to $598,000 from $523,000 in the previous period. This increase is attributable to increased legal and consulting expenses. The largest increase was related to legal expenses incurred as a result of the Company’s purchase of a new building and the related financing arrangements.

Other operating expenses in the three months ended June 30, 2004 were $62,000 as compared to no expense in the current period. Other operating expenses in the prior period represented the write off of an additional investment in the Brazilian subsidiary.

The operating loss for the current period was $94,000 as compared to $109,000 loss in the prior period, a reduction of $15,000 from the prior period. This reduction is mainly attributed to the better gross margins on sales in the period and reduced other operating expense off-set by increased administrative expenses.

Other expenses decreased approximately $498,000 (83%) to approximately $102,000 in the quarter ended June 30, 2005 from $600,000 in the prior period, due to reduced interest and amortization of debt discount expense. Interest expense for the three months ended June 30, 2005, was $102,000 as compared to $596,000 in the three months ended June 30, 2004, primarily as the result of the exchange offering completed with an effective date of September 30, 2004 (See Note H to Financial Statements). The reduction is mainly related to the reduction in non-cash interest expense resulting from the amortization of the debt discount. Cash payments of interest expense decreased from $120,000 in the prior period to $81,000 in the current period.

Income tax expense for the quarter ended June 30, 2005 was $17,000 as compared to $5,000 for the quarter ended June 30, 2004. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $213,000 for the three months ended June 30, 2005 as compared to a net loss of approximately $713,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower interest expense associated with the exchange offering.

The Nine Month Period Ended June 30, 2005
Compared to the Nine Month Period Ended June 30, 2004

Revenues for the nine-month period ended June 30, 2005 decreased by approximately $233,000 (4%) to approximately $5,552,000 from $5,785,000 for the same period ended June 30, 2004. This decrease is primarily attributed to lower sales with the Company’s Analyst product line of $287,000 offset by increased sales of the Virgo product line at the Company’s Brazilian subsidiary.

Cost of product sales increased by approximately $234,000 (6%) to $4,084,000 from $3,850,000 for the same period last year. Cost of product sales as a percentage of sales increased from 67% to 74%. This increase in cost of sales as a percentage of sales is mainly attributed to higher costs with the Company’s Analyst product line, and higher period costs with the Company’s Virgo Product Line. In the first six months of the current period, the Company incurred manufacturing difficulties and reduced manufacturing levels with the Analyst product line which led to increased product costs in the current period. Much of these manufacturing difficulties were resolved in the most recent quarter and efficiencies and margins improved with the Analyst product line. Increased costs with the Virgo product line resulted from higher consulting costs and manufacturing inefficiencies in the current period.

Research and development expenses increased $25,000 (14%) to approximately $207,000 from $182,000 mainly due to increased research material supply purchases and consulting expenditures.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended June 30, 2005.

Selling, general and administrative (“SG&A”) expenses for the nine months ended June 30, 2005 were $1,731,000 which is slightly less than the previous period expenses of $1,743,000. This reduction is attributable to reduced consulting and administrative labor expenses, offset by increased legal expenses in the current period.

Other operating expenses in the nine months ended June 30, 2004 were $62,000. Other operating expenses in the prior period represented the write off of an additional investment in the Brazilian subsidiary.

The operating loss for the nine months ended June 30, 2005 was $470,000 as compared to a $52,000 operating loss for the nine month period ended June 30, 2004, an increase in the operating loss of $418,000 from the prior period. This increase in operating loss is mainly attributed to lower sales levels and increased cost of product sales as a percentage of sales.

Other expenses decreased approximately $1,303,000 (82%) to approximately $294,000 in the nine months ended June 30, 2005 from $1,597,000 in the prior period due to reduced interest expense. Interest expense for the nine months ended June 30, 2005, was $294,000 as compared to $1,583,000 in the nine months ended June 30, 2004, primarily as the result of the exchange offering completed with an effective date of September 30, 2004 (See Note H to Financial Statements). This reduction in interest expense is mainly related to the reduction of the non-cash interest expense resulting from the amortization of the debt discount. Cash payments of interest expense decreased from $362,000 in the prior period to $241,000 in the current period.

Income tax expense for the nine months ended June 30, 2005 was $33,000 compared to $24,000 for the nine months ended June 30, 2004. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $797,000 for the nine months ended June 30, 2005 as compared to a net loss of approximately $1,673,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower interest expense associated with the non-cash amortization of discount on the Senior Subordinated Convertible Notes offset by increased cost of sales.

Liquidity and Capital Resources

At June 30, 2005, Hemagen had approximately $62,000 of cash, and working capital of approximately $1,978,434. At September 30, 2004, the Company had $539,000 of cash and working capital of $3,334,000. The reduction in the cash balance is mainly attributed to the cash used in operations. The reduction of the working capital from September 30, 2005 is attributed to an increase in the line of credit facility and current notes payable associated with the purchase and build out of a new facility that is currently financed with a short term construction loan. The Company has a commitment to finance the building over a long term basis once construction is completed.

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾%.

The line of credit has an effective interest rate of 6.75% and expires on March 31, 2006. At June 30, 2005, the company had a balance outstanding of $290,000 on this line of credit and $210,000 in availability.

In June 2005, the Company purchased a building that will be improved and used as the Company’s corporate headquarters and main manufacturing facility. Hemagen has obtained the necessary financing to pay for this purchase over a long term basis. Hemagen believes that the cash flow from operations, its current line of credit facility, and additional financing it has received for the purchase and build out of its new facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

Effective September 30, 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005 (“New Notes”). The New Notes are convertible into Common Stock at $0.75 per share at any time after September 30, 2005 (See Note H to Financial Statements).

The Nine Month Period Ended June 30, 2005 Compared to the Nine Month Period Ended June 30, 2004

Net cash used in operating activities during the nine months ended June 30, 2005 was $559,000 as compared to cash used of approximately $198,000 during the nine months ended June 30, 2004. The net loss after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the nine months ended June 30, 2005 was approximately $465,000 as compared to $48,000 income generated in the previous period. The cash used by the change in operating assets and liabilities represented a change of approximately $152,000 (62%) to approximately $94,000 of cash used in the nine month period ended June 30, 2005 as compared to $246,000 used in the prior period. The decrease in cash used by the change in operating assets mainly resulted from the increase in cash generated from lower inventory levels of $301,000 and the reduction in cash used for receivables of $74,000, offset by increased cash used for accounts payable, accrued expenses and prepaid expenses and other assets of $222,000.

Approximately $833,000 of cash was used in investing activities in the nine months ended June 30, 2005 as compared to $35,000 of cash used for investing activities in the nine months ended June 30, 2004. The cash used in the current period is attributed to a building the Company purchased in June 2005 for approximately $820,000 that will be used for a corporate headquarters in Baltimore, Maryland. The Company has capital expenditures planned for fiscal 2005 related to the purchase and build out of a new corporate manufacturing facility in Baltimore, Maryland. No commitments for capital expenditures in fiscal 2005 have been made at this time although the Company estimates that this expenditure will be in the $900,000 – $1,200,000 range. As explained in Note G to the Financial Statements, the Company has obtained a commitment for the financing of this project on a long term basis.

Approximately $938,000 of cash was generated from financing activities in the nine months ended June 30, 2005 as compared to $3,000 generated in the nine months ended June 30, 2004. This increase in cash generated in the current period resulted from $645,000 of net proceeds of borrowings related to the purchase of the Company’s new corporate headquarters building and increased borrowing on the Company’s revolving line of credit facility that was mainly used for the Company’s equity contribution in the purchase of the new building.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented. The Company is currently working to appropriately document these internal controls. The Company is working to document these controls to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by September 30, 2006.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 15, 2004	2,000	$051	2,000	--
March 1-31, 2005	20,999	$039	20,999	--
April 14 - May 6, 2005	26,563	$029	14,063	--
May 7 - May 31, 2005	2,625	$030	2,625	--
June 1 - June 30, 2005	12,863	$030	12,863	--
August 2-5, 2005	15,625	$031	15,625	--

Total	80,675	$034	80,675	--

(1)	Represents shares of Company's Common Stock purchased pursuant to the Company's Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company's Employee Stock Ownership Plan.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit 10.55	Construction Loan Agreement and related Promissory Note between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005

Exhibit 10.60	Second modification and amendment to Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

August 15, 2005 August 15, 2005	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer