Form 10QSB/A
period 2005-06-30
HEMAGEN DIAGNOSTICS INC
filed 2005-08-16
CIK 892822

UNITED STATES
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
Accounts receivable, less allowance for
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
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior subordinated secured convertible
notes due April 17, 2005, net of
unamortized discount of $5,188 at
September 30, 2004	$25,000	$19,812
Revolving line of credit	290,000	--
Accounts payable and accrued liabilities	1,215,336	1,584,041
Deferred revenue	55,231	53,262
Note Payable	645,000	--

Total Current Liabilities	2,230,567	1,657,115

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections—a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective applications to changes in accounting principles for prior periods’financial statements, unless it is impracticable to determine either the period–specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three and nine months ended June 30, 2005.

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

NOTE E  –  INVENTORIES

Inventories at June 30, 2005 and September 30, 2004 consist of the following;

	June 30, 2005	September 30, 2004
Raw Materials	$1,623,284	$1,895,064
Work-in-process	207,951	135,651
Finished goods	1,783,061	2,027,824

	3,614,296	4,058,539
Less reserves	(596,400)	(718,607)

Net inventories	$3,017,896	$3,339,932

NOTE F  –  LINE OF CREDIT

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

On June 24, 2005, Hemagen Diagnostics, Inc. obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 with the remainder to be used for improvements to the building and relocation and installation of Hemagen’s existing equipment in the new building. The commitment for this financing will expire on June 30, 2006. The note payable is secured by a first lien on the property. At June 30, 2005, the Company had an outstanding balance of $645,000 related to this commitment. During the construction period, Hemagen will pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. The rate payable by Hemagen at June 30, 2005 was 8%, per annum. In conjunction with this commitment, Hemagen paid $24,725 in loan origination fees.

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

In June 2005, the Company purchased a building that will be improved and used as the Company’s corporate headquarters and main manufacturing facility. Hemagen has obtained the necessary financing to pay for this purchase over a long term basis. Hemagen believes that the cash flow from operations, its current line of credit facility, and additional financing it has received for the purchase and build out of its new facility will be sufficient to finance its operations and capital expenditures over the next twelve months. However, Hemagen can give no assurance that it will have sufficient cash flow to finance operations.

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

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 15, 2004	2,000	$051	2,000	--
March 1-31, 2005	20,999	$039	20,999	--
April 14 - May 6, 2005	26,563	$029	14,063	--
May 7 - May 31, 2005	2,625	$030	2,625	--
June 1 - June 30, 2005	12,863	$030	12,863	--
August 2-5, 2005	15,625	$031	15,625	--

Total	80,675	$034	80,675	--

(1)	Represents shares of Company's Common Stock purchased pursuant to the Company's Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company's Employee Stock Ownership Plan.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit 10.55	Construction Loan Agreement and related Promissory Note between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005.

Exhibit 10.60	Second modification and amendment to Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf of the undersigned thereunto duly authorized.

August 16, 2005 August 16, 2005	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer