Form 10KSB
period 2005-09-30
HEMAGEN DIAGNOSTICS INC
filed 2005-12-23
CIK 892822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2005

                         Commission file number 1-11700

                            HEMAGEN DIAGNOSTICS, INC.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                          04-2869857
      (State or Other Jurisdiction                             (I.R.S. employer
    of Incorporation or Organization)                        identification No.)

    9033 Red Branch Rd., Columbia, MD                               21045
(Address of Principal Executive Offices)                          (Zip Code)

                                 (443) 367-5500
                (Issuer's telephone number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 60 days. Yes   X   No      .
                                              -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

     The registrant had revenues of $7,585,654 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 21, 2005, was $3,020,870. As of December 21, 2005, 15,104,351 shares Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting are incorporated by reference into Items 9, 10,11,12 and 14 hereof.

                            HEMAGEN DIAGNOSTICS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page
                                                                            ----
PART I
Item 1.    Description of Business.......................................     3
Item 2.    Description of Property.......................................    10
Item 3.    Legal Proceedings.............................................    11
Item 4.    Submission of Matters to a Vote of Security Holders...........    11

PART II
Item 5.    Market For Common Equity Related Stockholder Matters and Small
              Business Issuer Purchases of Equity Securities.............    11
Item 6.    Management's Discussion and Analysis or Plan of Operation.....    12
Item 7.    Financial Statements..........................................    17
Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures..................................    17
Item 8A.   Controls and Procedures.......................................    17
Item 8B    Other Information

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..........    17
Item 10.   Executive Compensation........................................    17
Item 11.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Meeting............................    17
Item 12.   Certain Relationships and Related Transactions................    17
Item 13.   Exhibits......................................................    17
Item 14.   Principal Accountant Fees and Services........................    17

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of Hemagen's assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with the laws and regulations administered by the United States Food and Drug Administration, changes in the relative strength of the U.S. dollar and Brazilian reais, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions.

ITEM 1. DESCRIPTION OF BUSINESS.

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo(R) product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. Hemagen manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary Reagents Applications, Inc., under the brand name Raichem, as well as under various OEM arrangements. In addition, Hemagen manufactures and sells the Analyst(R) an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics and supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst(R) and the Endochek both directly and through distributors servicing physicians' office laboratories and veterinarians' offices. Hemagen's products are used in many of the largest laboratories, hospitals, and blood banks around the world. The Company focuses on markets that offer significant growth opportunities. The Company was incorporated in 1985 and became a public company in 1993. Hemagen's principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from our site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

In September 1998, Hemagen acquired the Analyst(R) Clinical Chemistry system from Dade Behring, Inc. The Analyst(R) was originally designed and developed by Dupont and sold to Dade Behring thereafter. The Analyst(R) is a proprietary, low cost, bench top clinical chemistry instrument and reagent system. The Analyst(R) instrument is used to test general chemistry profiles for both the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst is cleared by the FDA for marketing in the United States to physician office laboratories. In addition to offering the Analyst, Hemagen has been acquiring distribution rights for other complimentary products for these markets and in December 2002 acquired the Endocheck(TM) veterinary chemistry analyzer. Today, Hemagen estimates that its customer base for the Analyst is approximately 72% veterinary practices and 28% physician office laboratory practices.

In 1996, Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro use in hospitals, clinics, physicians' office laboratories, and reference laboratories. These products are sold under the Raichem(R) label or through private label arrangements with several large domestic and international customers. The reagents manufactured by RAI can be used manually, or in automated clinical chemistry analyzers. In December 1999, RAI signed an exclusive supply agreement with a multinational diagnostics company, to provide reagents for their automated clinical chemistry instrument in the United States. This exclusive agreement was renewed for four years in December 2002. Sales resulting from this exclusive agreement were approximately $917,000 and $923,000 in the years ending September 30, 2005 and September 30, 2004, respectively. RAI's foreign sales were approximately 44% of total sales in the year ending September 30, 2005, and mainly represent sales to foreign OEM's and distributors.

In 1995, Hemagen completed the acquisition of a comprehensive product line of diagnostic test kits utilizing immunofluorescence ("IFA products") from Schiaparelli Biosystems, Inc. This product line now part of Hemagen's Virgo(R) product line consists of autoimmune and infectious disease diagnostic test kits that are manufactured for manual use or for use on most automated instrument platforms. In addition to the IFA line, Hemagen from its inception in 1985 has developed a comprehensive line of diagnostic test kits based on its proprietary hemagglutination technology ("HA") and enzyme-linked immunosorbence assay technologies ("ELISA" or "EIA"). The Virgo product-line is marketed directly to the largest reference laboratories, hospitals, and universities in the United States, among others and internationally, there are over 30 distributors that market the Virgo(R) product line. Hemagen also markets the Virgo(R) product line in South America through its 83.7% owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company.

RECENT DEVELOPMENTS

On September 30, 1999, current management assumed control of the Company pursuant to a settlement agreement that resulted from a consent solicitation. Management has taken actions over the past six fiscal years to refinance the business, to consolidate operations, to reduce headcount and costs and to increase sales and marketing efforts. Recently, under the new management, the Company has taken the following steps:

     - In June 2005, the Company completed a financing of $1,935,000 to provide for the purchase of a new corporate headquarters and manufacturing facility for $800,000, improvements to the building, and relocation and installation of Hemagen's existing equipment into the new building. Once the build out and relocation project is completed, the project will provide overhead savings from reduced facility costs. The Company purchased this facility in order to reduce its overall overhead expenses related to facilities, utilities, inventory control and labor costs and will look to combine as many of its manufacturing processes in that facility over the next year. Likewise, the Company believes that by owning its own facility it will be able to ensure that its facilities expenses remain stable for the foreseeable future; and that it will have additional space for future growth by internal growth, acquisition, or product line expansion.

     - As of September 30, 2004, the Company exchanged $6,065,000 of Senior Subordinated Secured Convertible Notes that were due April 2005 for 5,079,438 shares of Common Stock and new Senior Subordinated Secured Convertible Notes with a face value of $4,033,225. The new Notes pay interest quarterly at the rate of 8% per annum, are convertible into common stock at $0.75 per share any time after September 30, 2005, and mature on September 30, 2009. (See footnote J of the financial statements for a detailed description of the transaction).

     - RAI entered into a supply arrangement with an international biotech company to manufacture several proprietary products on a contract basis. Revenues in fiscal 2005 were approximately $164,000. The Company is attempting to continue to develop this arrangement into additional future business.

     - In June 2004, the Company purchased an additional 32.7% of the ownership of its Brazilian subsidiary, increasing its ownership to 83.7% of the subsidiary. The subsidiary distributes the Company's Virgo autoimmune and infectious disease product lines in Brazil, and in October 2005 launched the Analyst(R) products in Brazil.

     - In June 2004, the Company hired new management for the Brazilian subsidiary. During fiscal 2005, sales increased by $336,000, which management believes is due to the change in Brazil's management as well as an improvement in the currency fluctuations in the Brazilian marketplace.

     - Focused on continuing to reduce selling, general and administrative expenses including legal, accounting and other outside services, while managing other operational expenses more tightly. Selling, general and administrative expenses for fiscal year 2005 were approximately $2,350,900 as compared to approximately $2,407,000 in fiscal year 2004.

     - Initiated and established an Employee Stock Ownership Plan (ESOP) to increase employee ownership of the Company. The ESOP plan is a qualified employee benefit plan that based on the Company's discretionary contributions, purchases Company common stock on the open market. At September 30, 2005, the employees of the company owned approximately 157,000 shares of common stock in the ESOP.

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

     - In fiscal 2001, consolidated operations by closing the Waltham, Massachusetts facility and moving the headquarters and certain manufacturing operations to Hemagen's Columbia, Maryland facility. Certain unprofitable product lines were discontinued at that time.

     - Since 1999, reduced headcount by approximately 54%, from 98 employees as of September 30, 1999, to 47 as of September 30, 2005. Management is currently recruiting approximately five positions. With the exception of the five positions management is looking to fill, management believes that the reduction in the number of employees has had no impact on operations, and has helped the Company become more price competitive.

TECHNOLOGY

     Analyst Instrument System

     Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998. The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst utilizes a consumable rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510K cleared by the FDA for the Human medical market. The Company also markets two types of rotors exclusively for the veterinary market. The Analyst instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories.

     Clinical Chemistries

     Hemagen's blood chemistry and Analyst system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

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

     Autoimmune and Infectious Disease Assays

     Detection of the presence and concentration of certain antibodies in human blood can assist physicians in the diagnosis of certain diseases. Hemagen's assays are in vitro (outside of a patient's body) diagnostic tests that are used to measure specific substances, antibodies, in blood or other body fluids. Our assays recognize specific antibodies which will bind to our assay platforms in the proper environment, making it detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen's hemagglutination, ELISA and immunofluorescence assays are three examples of such techniques.

     Immunofluorescence

     Hemagen's immunofluorescence tests are manufactured using several procedures, the most common, using mammalian cells grown on microscope slides treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells on the slides. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical reagent is added to the slide that binds to the organism and the antibody, if present and detectable. When the slide is illuminated with light at a specific wavelength in a fluorescent microscope, the chemically-treated cells will appear with a specific fluorescent pattern, indicating a positive test result. If the patient did not have detectable quantities of the appropriate antibody, no fluorescence will appear producing a negative test result.

     Enzyme Linked Immunosaorbent Assays

     ELISA or EIA tests employ small plastic wells coated with particular antigens. The test process involves introducing the patient's serum into the well to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the well. After the wells are rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds (conjugate, substrate) are added which will cause a color change in the liquid, the intensity of which is proportionate to the quantity of the specific antibody found. If no color is noted, this indicates that the patient's serum did not contain detectable quantities of the specific antibody.

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

     Hemagglutination

     Hemagglutination is the agglutination or "clumping" of red blood cells
(RBCs). Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination. Under the appropriate conditions, human RBCs may be modified or sensitized by binding specific foreign antigens to their surface. These sensitized RBCs will bind to the specific antibody and this will cause agglutination of these cells. The presence of certain antibodies in an individual's serum (blood from which clotted RBCs have been removed) can indicate certain diseases. By sensitizing RBCs with an antigen that specifically reacts with a particular antibody, the simple visible observation of the agglutination reaction will indicate the presence of the disease-produced antibody. The use of RBCs instead of other particles can allow for simple visual observation of the agglutination reaction in the proper environment, and reduces the non-specific reactions seen in artificial systems such as those that utilize latex particles.

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

CURRENT PRODUCTS

     Analyst(R) System Products

     Hemagen currently markets four FDA 510K cleared rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells two general chemistry rotors specifically designed for the veterinary marketplace called the VET-16, and the VetSelect.

     RAI Products

     Hemagen's general chemistry products, sold under the trade name RAICHEM(R) consist of a broad range of assays used on automated and semi-automated clinical chemistry analyzer systems or run manually. Many of the RAICHEM assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by Hemagen include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of Hemagen's clinical chemistry products have been 510K cleared by the FDA for sale in the United States.

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

Hemagen's immunofluorescence products are used to aid in the diagnosis of the following:

          cytomegalovirus infections
          SLE (lupus)
          connective tissue diseases
          primary bilary Cirrhosis
          toxoplasmosis
          syphilis
          primary RSV infections
          Herpes simplex
          german measles
          chicken pox
          infections with Epstein-Barr virus
          chlamydial infections
          measles
          mumps infections
          autoimmune diseases

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

          Systemic Lupus Erythematous (lupus)
          Scleroderma
          Glomerulonephritis
          Polymyositis
          Primary biliary cirrhosis
          Systemic Vasculitides
          Venous and arterial thromboses
          Recurrent abortion
          Rubella (German Measles)
          Herpes simplex 1 & 2 infections
          Varicella Zoster infections
          (Chicken pox & shingles)
          Rheumatoid Arthritis
          Sjogren's syndrome
          mixed connective tissue disease
          Dermatomyositis
          Wegener's granulomatosis
          Anti-phospholipid Syndrome
          Thrombocytopenia
          Toxoplasmosis
          Cytomegalovirus infections
          Chagas Disease

Hemagen has also developed specialized assays for quantitative analysis of the acute phase markers, C-Reactive Protein and Serum Amyloid A. These are believed to be important in the detection and prediction of inflammatory events associated with several diseases, including systemic lupus, rheumatoid arthritis, and myocardial infarction.

Hemagen also offers ELISA & hemagglutination screening assays, capable of verifying the presence of as many as six analytes in a single test. This is a useful tool in a patient's initial assessment. For example, if an individual's autoimmune screen 6 test is positive, individual marker kits are then used to differentially diagnose the particular rheumatoid disease. To better serve customer's needs, most of the reagents for these kits are offered in both lyophilized and liquid-stable form.

     Hemagglutination Assays

     Hemagen's hemagglutination assays are based on Hemagen's proprietary technique to lyophilize, or "freeze dry," the RBCs which form the central component of a hemagglutination assay. Hemagen's proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf-life, most of which were previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 48 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing to the patient's serum.

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

          SLE (lupus)
          mixed connective tissue disease
          Sjogren's syndrome
          scleroderma (systemic sclerosis)
          dermatomyositis
          polymyositis
          rheumatoid arthritis
          Chagas' disease

DISTRIBUTION AND MARKETING

     General

     In the United States, Hemagen, excluding the RAI division, sells its products directly and through distributors to clinical laboratories, hospitals, veterinary offices, and research organizations, among other places. Domestically, the RAI division mainly sells its products to large multinational distributors on a private label basis. Internationally, Hemagen sells its products primarily through distributors and its majority owned subsidiary in Brazil. Hemagen grants both exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with over 30 distributors in various countries worldwide.

     Hemagen's primary non-exclusive distributor of the Analyst product line to physician office laboratories is Inverness Medical Innovations Inc. ("Inverness"), formerly Wampole Labs prior to it being acquired by Inverness. Sales to Inverness accounted for approximately $458,000 and $528,000 or approximately 6% and 7% of Hemagen's revenue for the fiscal years ended September 30, 2005 and 2004, respectively.

     Hemagen markets its Virgo product line in South America through HDC in Brazil. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle light assembly work, shipping, and technical support for the products. In fiscal years 2005, and 2004, Hemagen derived product sales through HDC of $1,206,000 and $870,000, respectively, which represents 16% and 12% of Hemagen's total sales, respectively.

PRODUCTS UNDER DEVELOPMENT

     Hemagen spent approximately $281,000 and $248,000 on research and development for the fiscal years ended September 30, 2005, and 2004, respectively. Such research and development is focused on:

     - Activities related to upgrades to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen's Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts' rotor technology; and

     - Continuing to develop additional assays and reagents to fill in the Raichem clinical chemistry reagent product line; and

     -    Developing new ELISA kits and enhancing existing ELISA kits.

MANUFACTURING AND SOURCES OF SUPPLY

     Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst and Endochek consumables at its Columbia, Maryland facility. Clinical chemistry products are produced at Hemagen's facility in San Diego, California. The Analyst and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Certain of these antigens and reagents are from single suppliers. The Company attempts to minimize the risk from these single suppliers by maintaining a safety supply of inventory. If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus could have a material adverse effect on the business, financial condition, and results of operation. Some of the reagents used in Hemagen's test kits are manufactured at Hemagen's facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen's products are manufactured under the Quality System Regulation as defined by the FDA.

     Most components used in Hemagen's products are available from multiple sources. The outsourced manufacturing of the Analyst instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a business risk for Hemagen because the Analyst instrument is a viable alternative to the Endochek. The chemistry tablets that are used in the Analyst rotors are manufactured for the Company pursuant to a manufacturing agreement with Dade Behring, Inc. Although Dade Behring has been a reliable vendor for the Company for over seven years, today they represent the sole source for those tablets. The Company continues to consider other potential vendors or alternative vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets used in the Analyst product line.

GOVERNMENT REGULATION

     Hemagen's manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, Hemagen's production and marketing activities are subject to regulation by the FDA, under the authority of the Federal Food Drug, and Cosmetic Act, as amended.

     These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submission process, either the 510(k) process or the Premarket Approval (PMA) process. When a 510(k) process is used, Hemagen is required to demonstrate that the product is "substantially equivalent" to another product in commercial distribution. Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process that involves a lengthier and more burdensome process.

     Hemagen is required to register with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. The most recent inspections by the FDA were August 2004 for the Columbia, MD facility and November 2002 for the Company's San Diego, CA facility. The results of those inspections can be reviewed by going to the FDA website at www.fda.gov. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in conformity with all such regulations.

     In January 2004, the Company received CE certification thereby allowing the Company to sell certain of its registered products in the European Community. The Company plans to obtain ISO 13485 certification in order to market additional products in the European Community and Canada.

COMPETITION

     The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related sales, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations that are substantially greater in size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, Heska Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, INOVA Diagnostics, Inc., Jas Diagnostics, Inc, Pointe Scientific, Inc., The Binding Site. Ltd, and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

PRODUCT LIABILITY

     The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against Hemagen. Hemagen may incur product liability due to product failure or improper use of products by the user. Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from Hemagen's test kits could lead a physician to predict the inappropriate therapy for a particular patient. Hemagen maintains product liability insurance in the amount of up to $4,000,000 per incident and in the aggregate which, based on Hemagen's experience and industry practice, Hemagen believes to be adequate for its present operations. No assurance can be given that Hemagen's insurance coverage is sufficient to fully insure against claims which may be made against Hemagen.

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

EMPLOYEES

     As of September 30, 2005, Hemagen had 47 full-time employees, 20 are employed in sales, marketing, general and administrative activities and 27 are involved in production and research and development.

     None of Hemagen's employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through July 30, 2007, Hemagen pays approximately $188,000 per year in rent. Hemagen also leases 20,160 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through May 31, 2008, Hemagen will pay approximately $246,000 in rent during the next fiscal year.

     Hemagen's 83.7%-owned subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. This subsidiary pays approximately $29,000 per year in rent for this space.

     It is management's opinion that all of the properties are adequately insured. The Company believes that it currently has excess space and is working to eliminate the excess leased space. In June 2005, the

Company purchased a new 64,500 square foot corporate headquarters facility located in Baltimore, Maryland for $800,000. In addition to the building, the Company has obtained financing for the build out and relocation of its existing facilities to the new building. The Company estimates the total project cost at $2,150,000. The total amount that will be financed is estimated at $1,935,000. This project is expected to be completed in fiscal year 2006. Over the upcoming fiscal year, management will be looking to migrate more of its manufacturing processing to this new facility. The new building will allow the Company to take its current U.S. based property that have weighted average base rents of approximately $8.39 per square foot and are subject to rent escalations and relocate to a Company owned building with a base rent that equates to approximately $3.35 per square foot when excess space is sublet or $6.00 per square foot if only 36,000 square feet of the total building is utilized, which is planned for at this time. Management believes that due to the substantial investment in specialized equipment it is prudent to provide for a long-term stable facility with relatively fixed costs, room for expansion without additional rent, and to be able to control all future decisions with respect to its facilities. In addition, as a result of the location of the new facility, the Company will benefit from several city and state tax incentive plans.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Hemagen's Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol "HMGN". Prior to that date, the Company's common stock traded on the over-the-counter market through the Nasdaq Smallcap Market from February 4, 1993 to February 28, 2003. On December 21, 2005 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.20 and $0.24 per share, respectively.

     For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB and the Nasdaq during Fiscal 2005 and 2004. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                  HIGH    LOW
                 -----   -----
FISCAL 2004
First Quarter    $0.69   $0.24
Second Quarter   $0.91   $0.47
Third Quarter    $0.80   $0.53
Fourth Quarter   $0.68   $0.35

FISCAL 2005
First Quarter    $0.51   $0.22
Second Quarter   $0.45   $0.27
Third Quarter    $0.40   $0.22
Fourth Quarter   $0.33   $0.17

     As of December 21, 2005, there were 177 holders of record of Hemagen's Common Stock which Hemagen believes represents approximately 1800 beneficial owners.

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

                                                                                         Number of securities
                                                                                       remaining available for
                                  Number of securities to be     Weighted-average       future issuance under
                                    issued upon exercise of      exercise price of    equity compensation plans
                                     outstanding options,      outstanding options,     (excluding securities
Plan category                        warrants, and rights       warrants and rights   reflected in column (a))
-------------                     --------------------------   --------------------   -------------------------
Equity compensation plans
   approved by security holders          3,046,514(1)                  $1.19                  348,000(2)
Equity compensation plans not
   approved by security holders                 --                        --                       --
                                         ---------                     -----                  -------
Total                                    3,046,514(1)                  $1.19                  348,000(2)
                                         =========                     =====                  =======

(1) Amount includes 1,000,000 options for the purchase of common stock issued under the Company's 2001 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company's senior management and Board of Directors on September 30, 1999, 164,500 options for the purchase of common stock pursuant to the Company's 1992 Stock Option Plan approved by the shareholders on February 27, 2001 and 150,000 options for the purchase of common stock pursuant to the Company's 2000 Directors Stock Option Plan approved by the shareholders on April 25, 2000.

(2) Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company's 2001 Stock Option Plan and 2000 Directors Stock Option Plan that have not been issued as of as of September 30, 2005.

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

Fiscal year 2005 represents the sixth year of operations under a new management team. Management has been working over the past six fiscal years to take the appropriate actions to improve the management and operations of the Company while attempting to achieve sustained profitability. There can be no assurance that any of the above actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, that cash flow from operations, the cash on hand at September 30, 2005 and its traditional line of credit availability will be sufficient to finance its operations for fiscal 2006. See the "Recent Developments" section on page 4.

At September 30, 2005, Hemagen had $272,000 of unrestricted cash, working capital of $1,683,000 and a current ratio of 1.65 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At September 30, 2005 the Company had $400,000 borrowed on its line of credit facility.

The Company purchased this new headquarters building in order to reduce its overall overhead expenses related to facilities, utilities, inventory control and labor costs and will look to combine as many of its manufacturing processes in that facility over the next year. Likewise, the Company believes that by owning its own facility it will be able to ensure that its facilities expenses remain stable for the foreseeable future; and that it will have additional space for future growth by internal growth, acquisition, or product line expansion.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2005, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2006. The line of credit matures on March 31, 2006 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. The Company is currently working to expand its borrowing availability particularly during the construction period to ensure there is more than adequate credit availability to the Company at all times. Hemagen has no off-balance sheet financing arrangements.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Revenues for fiscal 2005 increased $115,000 (2%) to approximately $7,586,000 from approximately $7,471,000 for fiscal 2004. This increase in sales resulted from $215,000 of increased sales of the Company's Virgo autoimmune and infectious disease product line and $67,000 of increased sales at the Company's Raichem division offset by $167,000 of reduced sales with the Company's Analyst and Endochek Clinical Chemistry Benchtop Analyzer systems.

The increase in the Virgo product line sales mainly resulted from growth at the Company's 83.7% owned Brazilian subsidiary, Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. This growth resulted from a new management team that was put in place in the second half of fiscal year 2004 and the strength of the Brazilian reais as compared to the US dollar over the past year.

Sales of the Analyst Clinical Chemistry Analyzer and Endochek product line were $167,000 lower than the prior year as a result of approximately $132,000 of lower sales to physician office laboratories and the distributors that support that market in addition to $35,000 of lower sales of the Company's Veterinary Endochek product line. The largest decrease within the Analyst sales stem from lower sales to a foreign distributor of $76,000 which mainly resulted from the timing of fulfilling this customer's order, which was pushed into the first quarter of 2006.

The Company believes it will be able to continue to increase its revenues by adding additional OEM contracts, direct customers, and distributors and through increasing the business to current customers. However, Hemagen can give no assurances that it will be able to increase revenues in the future.

Cost of product sales increased approximately $353,000 (7%) to approximately $5,677,000 from approximately $5,324,000 in fiscal 2004 due to an increase in production costs and lower levels of production. Cost of product sales as a percentage of sales was 75% in fiscal year 2005 as compared to 71% in fiscal year 2004. Gross margins for fiscal year 2005 were 25% as compared to 29% in fiscal year 2004. The gross margins for the year decreased 4% in fiscal 2005 as a result of the increased production costs and overall lower production levels than in previous years. In fiscal year 2005, the Analyst consumable production levels were lower than previous years which when added to a high level of fixed costs within our product lines that are required regardless of production levels, led to a higher cost of sales than the previous year. In the current fiscal year, higher expenditures for outside consulting services and their related travel costs, temporary labor expense and facility expense caused the total cost of sales amount to increase from the previous fiscal year.

Research and development expenses for fiscal 2005 increased approximately $34,000 (14%) to approximately 281,000 from $247,000 in the previous year. This increase is attributable to higher consultancy expenses related to the Virgo product line for developing and improving the Company's existing ELISA products and certain other projects.

Selling, general and administrative expenses for fiscal 2005 decreased approximately $56,000 (2%) to approximately $2,351,000 from $2,407,000 in the previous year primarily due to reduced legal and consulting services in the current year. Legal expenses were higher in the previous year as a result of the cost of the exchange offering of subordinated notes that had an effective date of September 30, 2004.

In fiscal 2004, the Company had other operating expenses of $62,000 as compared to no charges in the current year. This expense is related to the purchase of an additional 32.7% of the common shares outstanding of its Brazilian subsidiary for $20,000 and two non-compete agreements costing $42,000 signed in conjunction with the purchase of the shares. In fiscal 2004, the Company expensed these purchases in the current year because of the uncertainty of any future value of this investment. Historically, the Company's Brazilian subsidiary has generated losses since its inception in 1992, and most of the current management in Brazil has been in place for less than one year. The Company acquired these shares and non-compete agreements because in the future, the Company is seeking to expand its marketing efforts in Brazil. In fiscal year 2005, the Company did expand its focus in Brazil as noted in the section titled "Distribution and Marketing".

In fiscal 2005, goodwill of approximately $152,000 was written off based on impairment tests performed. The goodwill on the books related to the 1996 acquisition of the Raichem clinical chemistry division. Management determined that based on the current cash usage and the accumulation of previous year's losses from the consolidated operations of the Company an impairment of goodwill had occurred, and was written off.

For the fiscal year 2005, Hemagen had an operating loss of $875,000 as compared to $569,000 for the previous fiscal year. This increase in the operating loss resulted from lower gross margins from the previous year and the impairment of the Raichem goodwill.

Net other expense decreased $2,593,000 (86%) to approximately $413,000 from approximately $3,006,000 in fiscal 2004. The reduction in other expenses resulted from lower interest expense of $1,756,000 and debt conversion costs in fiscal year 2004 of $863,000. Net interest expense for fiscal 2005 was $413,000 as compared to $2,139,000 in fiscal 2004. The reduction in interest expense is mainly related to the reduction in non-cash interest expense resulting from the amortization of the debt discount on the Senior Subordinated Convertible notes. Cash payments of interest expenses decreased by $133,000 (28%) to $350,000 in the current year as compared to $483,000 in the prior year.

The debt conversion costs realized by the Company in fiscal 2004 of $863,000 resulted from an exchange offer the Company completed in December 2004 that had an effective date of September 30, 2004. The Company exchanged $6,065,000 of its Senior Secured Convertible Notes that were due on April 17, 2005 for 5,079,438 shares of common stock and Senior Secured Convertible Notes with a face value of $4,033,225 (See Note J of the financial statements for an explanation of the exchange offer and description of the securities issued). The debt conversion costs represent the difference between the fair value of the securities issued as of September 30, 2004 and the net book value of the Senior Secured Convertible Notes that were cancelled as a result of the exchange. There were no debt conversion costs in the current fiscal year.

In the current fiscal year, the Company had $49,000 of income tax expense as compared to $24,000 in fiscal year 2004. All of the income tax expense is related to the Company's Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carryforwards utilized according to Brazilian tax law.

Net loss for fiscal 2005 decreased to approximately $1,337,000 (163% decrease) or $0.09 per share basic and diluted compared to a net loss of approximately $3,599,000 or $0.36 per share basic and diluted, for the previous year primarily due to the decrease in interest expense, and debt conversion costs in the previous fiscal year, offset by lower margins in the current year and the write off of Raichem goodwill.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, Hemagen had $272,000 of unrestricted cash, working capital of $1,683,000 and a current ratio of 1.65 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At September 30, 2005 the Company had $400,000 borrowed on its line of credit facility.

In fiscal 2005, Hemagen had capital expenditures of $851,000 mainly related to the purchase of a corporate manufacturing headquarters building. The Company has capital expenditures planned for fiscal 2006 related to build out of this new corporate manufacturing facility in Maryland estimated at $1,323,000. No commitments for capital expenditures in fiscal 2006 have been made at this time. The Company has a financing commitment in place to finance all of the expenditures on a short term basis using construction financing that matures on June 30, 2006 and then upon the completion of the build out, commitments are in place to finance approximately $2,021,000 on a long term basis. Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period with a traditional bank mortgage. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of September 30, 2005 this rate was 8.76%. This rate is adjustable five years after the anniversary of the conversion to long term financing. In addition, the Company has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is approximately 6.38%. Once this build out project is complete and long term financing is in place, the debt related to this capital acquisition which was $650,000 at September 30, 2005, will be classified as a long term liability of the Company. At September 30, 2005, this construction Note payable is classified as a current liability of the Company and thus has had a substantial impact on the working capital ratio at year end. Excluding this Note payable, the working capital ratio at September 30, 2005 would have been 2.2. to 1.0 as compared to 1.65 to 1.0 as reported by the Company.

In fiscal 2005, Hemagen used cash of approximately $266,000. Cash used by operating activities was approximately $475,000. Cash used by investing activities was approximately $851,000 and financing activities generated approximately $1,015,000. The effect of exchange rates on cash in the current fiscal year resulted in a positive adjustment of approximately $44,000 which offset the cash usage from operating and investing activities.

Effective September 30, 2004, the Company completed an exchange offer to exchange 8% Senior Subordinated Secured Convertible Notes outstanding of $6,065,000 that were convertible into 3,032,500 shares of Common Stock that were due in April 2005 for 5,079,438 shares of common stock and 8% Senior Subordinated Secured Convertible Notes of $4,033,225 that are convertible into 5,377,633 shares of Common stock due September 2009. This exchange has been a non-cash transaction and accordingly had no impact on the cash reported by the Company in fiscal year 2004.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2005, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2006. The line of credit matures on March 31, 2006 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. The Company is currently working to expand its borrowing availability particularly during the construction period to ensure there is more than adequate credit availability to the Company at all times. Hemagen has no off-balance sheet financing arrangements.

FISCAL 2005 COMPARED TO FISCAL 2004

Hemagen used $475,000 of cash flow from operating activities during fiscal 2005 compared to using $166,000 in cash flow from operating activities in fiscal 2004. This increase in cash used is attributed to the increase in the net loss after adjusting for non-cash, one-time charges of approximately $797,000 as compared to net loss after adjusting for non-cash charges of $292,000 in fiscal 2004. Changes in working capital mainly include increases in the cash provided by the reduction in inventory of $795,000, which was offset by increased cash used to reduce accounts payable and accrued expenses of $297,600, a decrease in the cash generated from accounts receivable of $176,000, and an increase in the cash used for prepaid expenses of $118,000. Included in the expenses for the period were approximately $72,000 of cash used related to the exchange offering that was completed in the first quarter of 2005, and approximately $50,000 of expenses related to the acquisition of the new corporate facility.

Cash used in investing activities totaled $851,000 in fiscal 2005, as compared to $54,000 of cash used in fiscal 2004. In June 2005, the Company purchased a corporate headquarters manufacturing facility for approximately $827,000 and other capital expenditures of $24,000, which represents the cash used in fiscal year 2005. The cash used in fiscal 2004 was related to capital expenditures of approximately $39,000 and $20,000 spent to purchase additional shares of common stock of the Company's Brazilian subsidiary.

Cash generated by financing activities totaled $1,015,000 in fiscal 2005 as compared to $3,000 generated in fiscal 2004. The cash generated in the current year represents $612,000, the net amount financed with a construction loan obtained to purchase and build out the Company's new facility, and $400,000 borrowed on the Company's line of credit facility during fiscal year 2005. The total commitment for the financing for the new facility is $1,935,000 and as of September 30, 2005, the Company had financed approximately $650,000 of that amount, and had paid approximately $38,000 in commitment fees to arrange for that financing. The increased borrowings on the line of credit facility were mainly attributed to cash used for the Company's equity contribution to the facility purchase and expenditures related to this new facility, and to finance operations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective applications to changes in accounting principles for prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company's adoption of SFAS No. 154 did not have an impact on the Company's financial condition or results of operations during the twelve months ended September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, these officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's Securities and Exchange Commission filings.

There have been no significant changes in the Company's internal controls as of September 30, 2005 over financial reporting that occurred during the last fiscal year that has materially affected or is reasonably likely to affect Hemagen's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls over the up coming year to be in compliance with Section 404 of the Sarbannes-Oxley Act of 2002.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEMS 9 THROUGH 12 AND 14 ARE INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS 2005 ANNUAL SHAREHOLDERS MEETING TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A WITHIN 120 DAYS AFTER SEPTEMBER 30TH. INFORMATION REQUIRED BY REGULATION S-B ITEM 201(D) IS CONTAINED IN ITEM 5 OF THIS FORM 10-KSB.

ITEM 13. EXHIBITS

     None filed herewith.

(A)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting firm                      F-2
Consolidated Balance Sheets at September 30, 2005 and 2004                   F-3
Consolidated Statements of Operations for the years ended
September 30, 2005, and 2004                                                 F-5
Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2005, and 2004                                           F-6
Consolidated Statements of Cash Flows for the years
ended September 30, 2005, and 2004                                           F-7
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

3.2           Bylaws.                                                                         A

4.1           Specimen Stock Certificate.                                                     A

4.2           Rights Agreement dated January 27, 1999.                                        A

4.3           First Amendment to the Rights Agreement dated September 30, 1999.               B

10.6*         1992 Stock Option Plan.                                                         A

10.17         Description of the Lease for office space of HDC in Sao Paulo, Brazil.          N

10.25         Settlement Agreement dated September 30, 1999.                                  C

10.29         Form of 8% Senior Subordinated Secured Convertible Note.                        E

10.30         Second Amendment to the Lease between the Company and 9033                      E
              Red Branch Road, L.L.C. dated June 9, 2000.

10.32         Second Restructuring Agreement between the Company and                          D
              Dade Behring, Inc. dated November 9, 2000.

10.35*        2001 Stock Option Plan.                                                         D

10.40         Line of Credit Financing Agreement between Hemagen Diagnostics, Inc.            I
              and Reagents Applications, Inc and Bay National Bank dated
              September 26, 2002

10.42*        Directors Rule 10(b)5-1 Stock Purchase Plan                                     J

10.44*        Hemagen Employee Stock Ownership Plan                                           K

10.45         Trust Agreement for the Hemagen Stock Ownership Plan                            K

10.50         Quota Purchase and Sale Agreement and Non-Competition Agreement                 K

10.52         Form of 8% Senior Subordinated Secured Convertible Note dated                   M
              September 30, 2004.

10.55         Construction Loan Agreement and related Promissory Note between                 L

              Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay
              National Bank dated June 24, 2005.

10.60         Second modification and amendment to Line of Credit Financing Agreement         L
              between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and
              Bay National Bank dated June 24, 2005.

10.65         Lease Agreement for 330 North Warwick Avenue, Baltimore City, Maryland          L
              between Hemagen Properties LLC and Hemagen Diagnostics, Inc.
              dated June 24, 2005.

14.0          Code of Ethics Policy                                                           J

14.1          Insider Trading Policy                                                          J

23            Consent of Independent Certified Public Accountants                             N

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a)             N

31.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(a)             N

32.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(b)             N

32.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(b)             N

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

K. Incorporated by reference to Hemagen's Form 10-KSB for the year ended September 30, 2004.

L. Incorporated by reference to Hemagen's Form 10-QSB for the quarter ended June 30, 2005.

M.   Incorporated by reference to S-3 filed on May 26, 2005.

N.   Filed herewith.

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   BALANCE SHEETS AT SEPTEMBER 30, 2005 AND 2004                             F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      SEPTEMBER 30, 2005 AND 2004                                            F-5

   STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
      SEPTEMBER 30, 2005 AND 2004                                            F-6

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      SEPTEMBER 30, 2005 AND 2004                                            F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hemagen Diagnostics, Inc.


We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Baltimore, Maryland
November 4, 2005

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2005 AND 2004

                                                        2005         2004
                                                     ----------   ----------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $  272,168   $  538,542
   Accounts receivable, less allowance for
      doubtful accounts of $86,862 and $102,359
      at September 30, 2005 and 2004, respectively      957,518      959,135
   Inventories, net                                   2,762,967    3,339,932
   Prepaid expenses and other current assets            282,762      153,756
                                                     ----------   ----------
      Total current assets                            4,275,415    4,991,365

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                      1,024,349      468,509

OTHER ASSETS, NET
   Goodwill                                                  --      152,325
   Other                                                 37,824       13,240
                                                     ----------   ----------
                                                         37,824      165,565
   Total Assets                                      $5,337,588   $5,625,439
                                                     ==========   ==========

    The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        AS OF SEPTEMBER 30, 2005 AND 2004

                                                                     2005           2004
                                                                 ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion senior subordinated secured convertible
      notes due April 17, 2005, net of unamortized discount of
      $5,188 at September 30, 2004                               $     25,000   $     19,812
      Revolving line of credit                                        400,000             --
      Accounts payable and accrued liabilities                      1,476,541      1,584,041
      Deferred revenue                                                 40,385         53,262
      Note payable                                                    650,000             --
                                                                 ------------   ------------
         Total current liabilities                                  2,591,926      1,657,115

      Senior subordinated secured convertible notes due
         September 30, 2009, net of unamortized discount of
         $269,257 and $326,863 at September 30, 2005 and
         2004, respectively                                         3,763,968      3,706,362
                                                                 ------------   ------------
         Total liabilities                                          6,355,894      5,363,477

COMMITMENTS AND CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value - 1,000,000 shares
      authorized; none issued                                              --             --
   Common stock, $0.01 par value - 30,000,000
      shares authorized; 15,304,351 and 15,294,343 shares
      issued and outstanding at September 30, 2005 and 2004,
      respectively                                                    153,043        152,943
   Additional paid-in capital                                      22,832,155     22,829,354
   Accumulated deficit                                            (23,816,135)   (22,478,886)
   Accumulated other comprehensive loss -
      currency translation loss                                       (97,732)      (151,812)
   Less treasury stock at cost; 100,000 shares at
      September 30, 2005 and 2004, respectively                       (89,637)       (89,637)
                                                                 ------------   ------------
      Total stockholders' equity                                   (1,018,306)       261,962
                                                                 ------------   ------------
      Total liabilities and stockholders' equity                 $  5,337,588   $  5,625,439
                                                                 ============   ============

    The accompanying notes are an integral part of these financial statements

                    HEMAGEN DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                2005          2004
                                                            -----------   -----------
NET SALES                                                   $ 7,585,654   $ 7,470,677

COSTS AND EXPENSES
   Costs of sales                                             5,676,562     5,323,560
   Research and development                                     281,019       247,267
   Selling, general and administrative                        2,350,899     2,406,898
   Impairment of goodwill                                       152,324            --
   Other operating expenses                                          --        62,000
                                                            -----------   -----------
         Total cost and expenses                              8,460,804     8,039,725
                                                            -----------   -----------
         Operating loss                                        (875,150)     (569,048)

OTHER INCOME (EXPENSES)
      Interest income                                             1,856        31,359
      Interest expense, including $62,794 and $1,658,162,
         respectively of debt discount amortization            (414,818)   (2,170,322)
      Debt conversion costs                                          --      (863,253)
      Other expense                                                  --        (4,165)
                                                            -----------   -----------
         Total other income (expense)                          (412,962)   (3,006,381)
                                                            -----------   -----------
      Net loss before income taxes                           (1,288,112)   (3,575,430)
      Income tax expense                                        (49,137)      (23,739)

NET LOSS                                                    $(1,337,249)  $(3,599,168)
                                                            ===========   ===========

Other Comprehensive Income, net of tax:
  Foreign Currency translation adjustments                  $    54,080   $     6,021
                                                            -----------   -----------
Other Comprehensive income                                       54,080         6,021
                                                            -----------   -----------
Comprehensive loss                                          $(1,283,169)  $(3,593,147)
                                                            ===========   ===========

Net loss per share - Basic and Diluted                      $     (0.09)  $     (0.36)
                                                            ===========   ===========
Weighted average common shares used in the calculation
   of net loss per share                                     15,204,351    10,108,517
                                                            ===========   ===========

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                  Accumulated
                                    Common Stock       Additional                    Other        Treasury Stock       Total
                               ---------------------    Paid-in     Accumulated  Comprehensive  -----------------  Stockholders'
                                 Shares    Par Value    Capital       Deficit         Loss       Shares    Cost        Equity
                               ----------  ---------  -----------  ------------  -------------  -------  --------  -------------
Balance at October 1, 2003     10,204,855   $102,048  $20,947,149  $(18,879,718)   $(157,833)   100,000  $(89,637)  $ 1,922,009
                               ----------   --------  -----------  ------------    ---------    -------  --------   -----------

Net loss                               --         --           --    (3,599,168)          --         --        --    (3,599,168)
Foreign exchange translation
   adjustment                          --         --           --            --        6,021         --        --         6,021
                                                                                                                    -----------
Total Comprehensive loss                                                                                             (3,593,147)
Issuance of common stock in
   exchange for secured
   convertible Notes due
   April 17, 2005               5,079,438     50,794    1,879,393            --           --         --        --     1,930,187
Exercise of stock options          10,050        101        2,812            --           --         --        --         2,913
                               ----------   --------  -----------  ------------    ---------    -------  --------   -----------
Balance at September 30, 2004  15,294,343   $152,943  $22,829,354  $(22,478,886)   $(151,812)   100,000  $(89,637)  $   261,962
                               ----------   --------  -----------  ------------    ---------    -------  --------   -----------
Net loss                               --         --           --    (1,337,249)          --         --        --    (1,337,249)
Foreign exchange translation
   adjustment                          --         --           --            --       54,080         --        --        54,080
                                                                                                                    -----------
Total Comprehensive loss                                                                                             (1,283,169)
Exercise of stock options          10,000        100        2,801            --           --         --        --         2,901
                               ----------   --------  -----------  ------------    ---------    -------  --------   -----------
Balance at September 30, 2005  15,304,343   $153,043  $22,832,155  $(23,816,135)   $ (97,732)   100,000  $(89,637)  $(1,018,306)
                               ----------   --------  -----------  ------------    ---------    -------  --------   -----------

    The accompanying notes are an integral part of these financial statements

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004

                                                                       2005          2004
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $(1,337,249)  $(3,599,168)
   Adjustments to reconcile net loss to net cash provided by
      (used by) operating activities
      Depreciation and amortization                                    300,754       552,897
      Amortization of debt discount                                     62,794     1,680,167
      Provision for bad debts                                           10,488        15,737
      Write off of fixed assets                                         14,333            --
      Provision for inventories                                             --       129,095
      Impairment of goodwill                                           152,324            --
      Debt conversion costs associated with the exchange of
         senior secured convertible notes                                   --       863,253
      Loss on sales of property and equipment                               --         4,426
      Write off of additional investment in Brazilian subsidiary
         and related non-compete agreements                                 --        62,000
      Changes in operating assets and liabilities:
         Accounts receivable                                            (8,871)      167,308
         Inventories                                                   576,965      (218,137)
         Prepaid expenses and other current assets                    (126,425)       (8,768)
         Accounts payable and accrued expenses                        (107,499)      190,166
         Deferred revenue                                              (12,877)       (4,501)
                                                                   -----------   -----------
            Net cash used in operating activities                     (475,263)     (165,525)
                                                                   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                              (850,510)      (38,689)
      Purchase of additional shares of common stock of
         Brazilian subsidiary                                               --       (20,000)
      Proceeds from sales of property and equipment                         --         4,721
                                                                   -----------   -----------
            Net cash used in investing activities                     (850,510)      (53,968)
                                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings from revolving line of credit                     400,000            --
      Net proceeds from mortgage financing obtained with
         purchase of land and building                                 612,175            --
      Exercise of stock options                                          2,901         2,913
                                                                   -----------   -----------
            Net cash provided by financing activities                1,015,076         2,913
                                                                   -----------   -----------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                   44,323        30,835
                                                                   -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (266,374)     (185,745)
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           538,542       724,287
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $   272,168   $   538,542
                                                                   ===========   ===========

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004

NOTE A - NATURE OF BUSINESS

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo(R) product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. Hemagen also manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary Reagents Applications, Inc., under the brand name Raichem, as well as various OEM arrangements. In addition, Hemagen manufactures and sells the Analyst(R) an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics and supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst(R) and the Endochek both directly and through distributors servicing physicians' office laboratories and veterinarians' offices. The Company was incorporated in 1985 and became a public company in 1993.

At September 30, 2005, Hemagen had $272,000 of unrestricted cash, working capital of $1,683,000 and a current ratio of 1.65 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At September 30, 2005 the Company had $400,000 borrowed on its line of credit facility.

The Company purchased this new headquarters building in order to reduce its overall overhead expenses related to facilities, utilities, inventory control and labor costs and will look to combine as many of its manufacturing processes in that facility over the next year. Likewise, the Company believes that by owning its own facility it will be able to ensure that its facilities expenses remain stable for the foreseeable future; and that it will have additional space for future growth by internal growth, acquisition, or product line expansion.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2005, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2006. The line of credit matures on March 31, 2006 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. The Company is currently working to expand its borrowing availability particularly during the construction period to ensure there is more than adequate credit availability to the Company at all times. Hemagen has no off-balance sheet financing arrangements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Reagents Applications, Inc. ("RAI") and its 83.7% owned subsidiary, Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC"). All significant intercompany balances and transactions have been eliminated in consolidation and all losses of HDC in excess of the minority shareholders' investment have been allocated to the Company.

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

                           SEPTEMBER 30, 2005 AND 2004

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

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $86,862 and $102,359 on September 30, 2005 and 2004, respectively. The Company does not accrue interest on accounts receivable past due. Changes in the Company's allowance for doubtful accounts is summarized as follows:

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

                                      Allowance
                                    for Doubtful
                                      Accounts
                                    ------------
BALANCE, OCTOBER 1, 2003              $179,251
   Bad debt expense                     15,737
   Accounts receivable write-offs      (92,629)
                                      --------
BALANCE, SEPTEMBER 30, 2004           $102,359
   Bad debt expense                     10,488
   Accounts receivable write-offs      (25,985)
                                      --------
BALANCE, SEPTEMBER 30, 2005           $ 86,862
                                      --------

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

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

OTHER ASSETS

Other assets, net at September 30, 2005 consists primarily of loan origination fees that will be amortized over the life of the applicable loans. At September 30, 2004, other assets, net consists primarily of goodwill resulting from the acquisition of RAI. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 Goodwill and Intangible Assets ("SFAS 142"). SFAs No.142 requires goodwill to be tested annually for impairment and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

In accordance with SFAS 142, the Company ceased amortizing goodwill of $152,325, therefore, there was no amortization in fiscal years 2004 and 2005. Based on the impairment tests performed in fiscal year 2005, the Company wrote off all of the goodwill of $152,324 in the current year. The Company performed several different tests on the financial performance of the Raichem segment of the business and determined based on those tests that there had been an impairment of the goodwill. The impairment of the Goodwill resulted from the continued operating losses of the Raichem segment after allocating a proportionate share of the corporate overhead to the Raichem business

INCOME TAXES

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

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Had the Company applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" to stock based employee compensation, the Company's net loss for the years ended September 30, 2005 and 2004 would have increased as shown in the table below.

                                                2005          2004
                                            -----------   -----------
Net Loss as reported                        $(1,337,249)  $(3,599,168)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards       (10,553)      (28,412)
                                            -----------   -----------

Proforma Net Loss                           $(1,347,802)  $(3,627,580)
                                            ===========   ===========

Basic and Diluted Net Loss per
   share as reported                        $     (0.09)       ($0.36)
                                            ===========   ===========

Proforma Basic and Diluted
   Net loss per share                       $     (0.09)       ($0.36)
                                            ===========   ===========

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

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

Common share equivalents outstanding at September 30, 2005 and 2004 totaled 7,610,647 and 5,393,014 shares, respectively including currently outstanding stock options and convertible debt. These shares were not included in the denominator for diluted income per share as their effect was anti-dilutive.

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

ADVERTISING EXPENSES

Costs of advertising, which also includes promotional expenses are expensed as incurred. Advertising expenses for fiscal 2005 and 2004 were $13,417, and $20,639 respectively.

SHIPPING AND HANDLING

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective applications to changes in accounting principles for prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company's adoption of SFAS No. 154 did not have an impact on the Company's financial condition or results of operations during the twelve months ended September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE C - RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $518,700 face value of the senior subordinated secured convertible notes due September 30, 2009. See note J for a description of the senior notes.

NOTE D - INVENTORIES

Inventories at September 30, consist of the following:

                     2005         2004
                  ----------   ----------
Raw materials     $1,369,693   $1,895,064
Work-in-process      173,350      135,651
Finished goods     1,816,325    2,027,824
                  ----------   ----------
                   3,359,368    4,058,539
Less reserves       (596,401)    (718,607)
                  ----------   ----------
Net inventories   $2,762,967   $3,339,932
                  ==========   ==========

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consist of the following:

                                    2005          2004
                                -----------   -----------
Land                            $   163,704   $        --
Building                            663,338            --
Furniture and equipment           7,305,209     7,228,942
Leasehold improvements              111,065       111,065
                                -----------   -----------
                                  8,243,316     7,340,007
Less accumulated depreciation
   and amortization              (7,218,967)   (6,871,498)
                                -----------   -----------
                                $ 1,024,349   $   468,509
                                ===========   ===========

Depreciation and amortization expense relating to property and equipment was approximately $290,000 and $532,000 for the years ended September 30, 2005, and 2004, respectively. The building purchased in June 2005 was not placed in service as of September 30, 2005, therefore no depreciation expense has been recorded on that asset in the current fiscal year.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30,

                               2005         2004
                            ----------   ----------
Accounts payable - trade    $  905,958   $  874,226
Accrued professional fees      103,535      185,447
Accrued royalties              300,556      300,556
Accrued vacation               100,926       96,352
Accrued other                   65,566      127,460
                            ----------   ----------
                            $1,476,541   $1,584,041
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

Expense related to the royalty agreement and the sublicense agreement amounted to approximately $27,000 for the year ended September 30, 2004. There was no royalty expense in the year ended September 30, 2005.

NOTE H - LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus 3/4% and expires March 31, 2006. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note I. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien of all assets of the Company. At September 2005, the outstanding balance on the line of credit was $400,000 and the effective interest rate on the line of credit was 7.50%. There was no outstanding balance at September 30, 2004.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE I - NOTE PAYABLE

On June 24, 2005, Hemagen Diagnostics, Inc. obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 with the remainder to be used for improvements to the building and relocation and installation of Hemagen's existing equipment in the new building. The commitment for this financing will expire on June 30, 2006. The note payable is secured by a first lien on the property. At September 30, 2005, the Company had an outstanding balance of $650,000 related to this commitment. During the construction period, Hemagen will pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. The rate payable by Hemagen at September 30, 2005 was 8.75%, per annum. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.

Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of September 30, 2005 this rate was 8.76%. This rate is adjustable five years after the anniversary of the conversion to long term financing. Hemagen has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is 6.38%. In conjunction with this commitment, the Company paid $13,000 in loan origination fees.

In conjunction with the real estate and construction financing, Hemagen agreed to reduce its existing line of credit facility from $1,000,000 to $500,000 of availability.

NOTE J - EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 ("Old Notes") for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 ("New Notes"). At the completion of the exchange offering, $6,065,000 of Old Notes, or all but $25,000 of the Old Notes, representing over 99% of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged and more than 75% of the Old Notes had been tendered.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE J - EXCHANGE OFFERING - CONTINUED

The shares of common stock issued in connection with the exchange offering were restricted by the terms of the exchange offer from sale or transfer until after September 30, 2005.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company's common stock and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the New Notes provide that the following are subordinated to the security for the New Notes: the $25,000 of Old Notes; up to a maximum of $3 million credit facility; real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company's common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. In connection with the exchange offering at September 30, 2004 the Company expensed $863,253 of the $1,291,705 debt discount remaining at the time of the exchange offering related to the Old Notes. The amount recorded as expense represented the excess of the fair value of the New Notes and common stock issued in the exchange offering over the net book value of the Old Notes. At September 30, 2005 and 2004, the unamortized discount on these notes was $269,257 and $326,863, respectively.

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

As described in Note J, on September 30, 2004, Old Notes in the principal amount of $6,065,000 were exchanged for shares of the Company's Common Stock and New Notes. The principal amount of the Old Notes outstanding at September 30, 2004 is $25,000. The unamortized discount on the Old Notes was $5,188 at September 30, 2004. This outstanding Old Note has been classified as a current liability of the Company.

                    HEMAGEN DIAGNOSTICS, INC.AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE L - STOCKHOLDERS' EQUITY

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $97,729 and $151,812 at September 30, 2005 and 2004, respectively.

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

                           SEPTEMBER 30, 2005 AND 2004

NOTE L - STOCKHOLDERS' EQUITY-CONTINUED

Changes in options outstanding are summarized as follows:

                                                Weighted-
                                                 Average
                                                 Exercise
                                     Shares       Price
                                    ---------   ---------
BALANCE, OCTOBER 1, 2003            2,475,010     $1.27
   Granted                            125,000      0.56
   Exercised                          (10,050)     0.29
   Cancelled or expired              (241,946)     1.70
                                    ---------
BALANCE, SEPTEMBER 30, 2004         2,348,014     $1.19
   Granted                             35,000      0.29
   Exercised                          (10,000)     0.29
   Cancelled or expired               (80,000)     0.85
                                    ---------
BALANCE, SEPTEMBER 30, 2005         2,293,014     $1.19
                                    =========
EXERCISABLE AT SEPTEMBER 30, 2005   2,193,014     $1.23
                                    =========

The following table summarizes information about stock options outstanding at September 30, 2005

                               Options Outstanding

                                       Weighted-Average
                        Number             Remaining
    Range of        Outstanding at     Contractual Life   Weighted Average
Exercise Prices   September 30, 2005        (years)        Exercise Price
---------------   ------------------   ----------------   ----------------
  0.29 - 0.63            307,500              3.2               0.49
  0.64 - 1.25            233,500              2.3               0.81
  1.26 - 1.36          1,732,014              4.0               1.36
  1.37 - 2.00             20,000              0.7               2.00
                       ---------             ----               ----
$0.29 - $2.00          2,293,014             3.70               1.19
                       =========             ====               ====

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2005 and 2004; dividend yield of 0%; expected volatility rate of 88% and 300%, respectively; risk-free interest rate of 4% for both years; and expected lives ranging from 5.0 to 10.0 years.

The weighted average grant date fair value of options granted during 2005 and 2004 was $7,023 and $70,462, respectively.

                    HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE L - STOCKHOLDERS' EQUITY-CONTINUED

STOCK RIGHTS PURCHASE AGREEMENT

In fiscal year 1999, the Company's Board of Directors implemented a Stock Purchase Rights Agreement (the "Agreement"). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a "Right") for each share of the Company's outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. Pursuant to a Board of Directors' resolution dated January 9, 2003, William P. Hales, the Company's current Chief Executive Officer and a stock and debt holder, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company's option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or the expiration date of the Rights. There are no rights outstanding at September 30, 2005 or 2004.

NOTE M - INCOME TAXES

For the years ended September 30, 2005 and 2004, domestic and foreign (losses) or income before income taxes are as follows:

                                2005          2004
                            -----------   -----------
Years ended September 30,
Domestic                    $(1,487,260)  $(3,748,381)
Foreign                         199,148       172,951
                            -----------   -----------
                            $(1,288,112)  $(3,575,430)
                            ===========   ===========

In the fiscal year ended September 30, 2005, the Company had income tax expense of $49,137 which was related to foreign income tax expenses from its Brazilian subsidiary.

The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

                                          2005   2004
                                          ----   ----
Years ended September 30,
Federal tax (credit) at statutory rate    (34%)  (34%)
Current tax benefit of operating losses    34     34
                                          ---    ---
                                            0%     0%
                                          ===    ===

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE M - INCOME TAXES-CONTINUED

Deferred tax assets (liabilities) are comprised of the following at September 30, 2005 and 2004:

                                       2004          2003
                                   -----------   -----------
Net operating loss carryforwards   $ 6,808,000   $ 6,345,000
Inventory reserve                      239,000       294,000
Accounts receivable reserve             35,000        41,000
Debt conversion cost                   276,000       345,000
Other                                  271,000       185,000
                                   -----------   -----------
Total deferred tax assets            7,629,000     7,210,000
Basis difference in fixed assets       (14,000)      (37,000)
                                   -----------   -----------
Net deferred tax assets            $ 7,615,000   $ 7,173,000
Valuation allowance                $(7,615,000)   (7,173,000)
                                   -----------   -----------
Net deferred tax assets            $        --   $        --
                                   ===========   ===========

The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2005, the Company has approximately $20,025,000 and $18,012,000 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2025. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE N - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

During the years ended September 30, 2005 and 2004, the Company derived $917,000 and $923,000 in revenues, respectively from one significant customer representing 12% of total sales in both years. These sales were in conjunction with a supply agreement that extends to December 2006. Revenues derived from export sales amounted to approximately $3,041,000, or 40% of total sales in 2005 and $3,036,000, or 41% of total sales in 2004. Export sales to Europe were approximately $1,230,000 or 16% of total sales in 2005 and $1,443,000, or 19% of total sales in 2004. Export sales to South America were approximately $1,547,000, or 20% of total sales in 2003 and $1,116,000, or 15% of total sales in 2004.

NOTE O - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table sets forth revenue and assets by geographic location.

                         United*
                         States       Brazil     Consolidated
                       ----------   ----------   ------------
SEPTEMBER 30, 2005:
   Revenues            $6,277,939   $1,307,715    $7,585,654
   Long-lived assets    1,031,553       44,953     1,062,173

SEPTEMBER 30, 2004:
   Revenues            $6,539,672   $  931,005    $7,470,677
   Long-lived assets      603,954       30,120       634,074

* Includes export sales to countries other than Brazil of approximately $2,044,000 and $2,110,000 in 2005 and 2004, respectively.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE P - COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases expiring through 2008. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,     2004
--------------------------   -------
2006                         482,559
2007                         410,112
2008                         187,324
THEREAFTER                        --

Rent expense approximated $501,000 and $471,000 in 2005 and 2004, respectively.

The Company has entered into an employment agreement with a key employee which defines certain payment of salary and the issuance of stock options.

RETIREMENT PLAN

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. No company contributions were made to the plan in fiscal years 2005 and 2004.

Effective October 1, 2004, the Company created an Employee Stock Option Plan
(ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Company's contributions to the ESOP were $40,000 in fiscal 2005 and 2004. At September 30, 2005 and 2004, the ESOP owned approximately 157,000 and 41,000 shares of Hemagen common stock, respectively that were purchased in the open market by the plan.

                   HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004

NOTE Q - CONTINGENCIES

On February 7, 2002, URRMA Biopharma, Inc. filed suit against Hemagen in the Superior Court, District of Montreal, and Providence of Quebec, Canada. The suit sought approximately $20,645,000 in damages for an alleged breach of contract for failure to provide information called for under an alleged manufacturing agreement and for publishing misleading information regarding the product and URRMA. Hemagen responded to the claim and filed a counter suit for approximately $19,752,000 on June 10, 2002. On January 16, 2003, the Company agreed to settle the matter. Under the terms of the settlement agreement URRMA agreed to pay the Company cash of approximately $100,000, $50,000 of which was paid in February 2003 and $50,000 which was due in February 2004, and royalties of 3% of revenues of URRMA's R7V test kit beginning on the date of the first commercial sale of the kit until the total royalties equal $250,000. The payment of $50,000 due in February 2004 has not been paid by URRMA and due to URRMA's financial condition no receivable has been established. No royalties have been paid as of September 30, 2005.

NOTE R - SUPPLEMENTAL DISCLOSURE OF CASH

September 30,                                                2005        2004
-------------                                              --------   ----------
Cash paid for interest                                     $349,864   $  483,195
                                                           ========   ==========
Disclosure of non-cash investing and financing
   activities:
Issuance of 5,079,438 shares of common stock and
   $4,033,225 senior secured convertible notes due
   September 30, 2009, with an original issue discount
   of $326,863 in exchange for $6,065,000 senior secured
   convertible notes due April 17, 2005, net of
   unamortized discount of $1,291,705 at
   September 30, 2004.                                           --    4,773,295
                                                           ========   ==========

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEMAGEN DIAGNOSTICS, INC.


Date: December 23, 2005                 By: /s/ William P. Hales
                                            ------------------------------------
                                            William P. Hales, President &
                                            Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                       Capacity                   Date
----                                       --------                   ----


/s/ William P. Hales             President and Chief           December 23, 2005
------------------------------   Executive Officer, Director
William P. Hales


/s/ Alan S. Cohen                Director                      December 23, 2005
------------------------------
Alan S. Cohen, M.D.


/s/ Richard W. Edwards           Director                      December 23, 2005
------------------------------
Richard W. Edwards


/s/ Edward T. Lutz               Director                      December 23, 2005
------------------------------
Edward T. Lutz


/s/ Deborah F. Ricci             Principal Financial Officer   December 23, 2005
------------------------------
Deborah F. Ricci