Form 10QSB
period 2005-12-31
HEMAGEN DIAGNOSTICS INC
filed 2006-02-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [X]                     No  [   ]

        Indicate by check mark whether the registrant is a shell company.

        Yes  [   ]                     No  [X]

        As of December 31, 2005, the issuer had 15,225,289 shares of Common Stock, $.01 par value per share outstanding.

         Transitional Small Business Disclosure Format:         Yes  [   ]                     No  [X]

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES	20
CERTIFICATIONS	21

PART I — Financial Information

Item 1.    Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$278,206	$272,168
Accounts receivable, less allowance for
doubtful accounts of $86,862 at December 31, 2005
and September 30, 2005	948,465	957,518
Inventory; net	2,896,972	2,762,967
Prepaid expenses and other current assets	212,140	282,762

Total current assets	4,335,783	4,275,415

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $7,215,685 and $7,218,967 at
December 31, 2005 and September 30, 2005, respectively	1,011,001	1,024,349
OTHER ASSETS, NET	37,824	37,824

Total Assets	$5,384,608	$5,337,588

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2005	September 30, 2005
CURRENT LIABILITIES:
Senior subordinated secured convertible notes	$--	$25,000
Revolving line of credit	340,000	400,000
Accounts payable and accrued liabilities	1,461,483	1,476,541
Deferred revenue	35,376	40,385
Note payable	657,681	650,000

Total Current Liabilities	2,494,540	2,591,926

Senior subordinated secured convertible notes due September 30,
2009, net of unamortized discount of $255,666 and $269,257 at
December 31, 2005 and September 30, 2005, respectively	3,794,184	3,763,968

Total liabilities	6,288,724	6,355,894

COMMITMENTS AND CONTINGENGIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value - 1,000,000
shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000
shares authorized; issued and outstanding:
15,325,289 and 15,304,351 at December 31, 2005
and September 30, 2005, respectively	153,251	153,043
Additional paid-in capital	22,836,134	22,832,155
Accumulated deficit	(23,694,282)	(23,816,135)
Accumulated other comprehensive loss-
currency translation loss	(109,582)	(97,732)
Less treasury stock at cost; 100,000
shares at December 31, 2005
and September 30, 2004, respectively	(89,637)	(89,637)

Total Stockholders' Deficit	(904,116)	(1,018,306)

Total Liabilities and Stockholders' Deficit	$5,384,608	$5,337,588

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2005	December 31, 2004
Revenues:
Product sales	$1,965,123	$1,778,304

Costs and expenses:
Cost of product sales	1,060,932	1,273,244
Research and development	59,757	61,911
Selling, general and administrative	582,588	572,121

Operating income (loss)	261,846	(128,972)

Other expenses:
Interest expense, net, including
$14,638 and $15,326 respectively
of debt discount amortization	(117,175)	(95,440)
Other	717	--

Total other expenses	(116,458)	(95,440)

Net income (loss) before income taxes	145,388	$(224,412)

Income tax expense	(23,535)	(11,121)

Net income (loss)	$121,853	$(235,533)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(11,850)	$(16,808)

Other comprehensive loss	(11,850)	(16,808)

Comprehensive income (loss)	$110,003	$(252,341)

Net income (loss) per share - basic:	$0.01	($ 0.02)

Net income (loss) per share - diluted	$0.01	($ 0.02)

Weighted average common shares outstanding - basic	15,206,627	15,204,351

Weighted average common shares outstanding - diluted	15,206,627	15,204,351

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$121,853	$(235,533)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	12,013	117,332
Amortization of debt discount	14,638	15,326
Gain on exchange of senior subordinated secured
convertible note	(5,235)	--
Loss on sale of property and equipment	1,335	--
Changes in operating assets and liabilities:
Accounts and other receivables	9,053	124,545
Prepaid expenses and other current assets	70,622	(15,255)
Inventories	(134,004)	57,696
Accounts payable and accrued expenses	(15,059)	(274,086)
Deferred revenue	(5,009)	664

Net cash provided by (used in) operating activities	70,207	(209,311)

Cash flows from investing activities:
Purchase of property and equipment	--	(6,558)

Net cash used in investing activities	--	(6,558)

Cash flows from financing activities:
Net repayments of revolving line of credit	(60,000)	--
Net borrowings on construction mortgage
financing obtained with purchase
of land and building	7,681	--
Exercise of stock options	--	2,901

Net cash provided by financing activities	(52,319)	2,901

Effects of foreign exchange rate	(11,850)	(18,935)

Net increase (decrease) in cash and cash equivalent	6,038	(231,903)

Cash and cash equivalents at beginning of period	272,168	538,542

Cash and cash equivalents at end of period	$278,206	$306,639

Supplemental disclosure of cash flow information:
Interest paid	$102,766	$80,942

Issuance of 20,938 shares of common stock and
$16,625 senior secured convertible note due
September 30, 2009, with an original issue
discount of $1,047 in exchange for $25,000
senior secured convertible notes due April 17,
2005	$25,000	$--

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc. (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

At December 31, 2005, Hemagen had $278,000 of unrestricted cash, working capital of $1,841,000 and a current ratio of 1.7 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At December 31, 2005 the Company had $340,000 borrowed on its line of credit facility.

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

Hemagen believes that cash flow from operations, cash on hand at December 31, 2005, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2006. The line of credit matures on March 31, 2006 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. The Company is currently working to expand its borrowing availability particularly during the construction period to ensure there is more than adequate credit availability to the Company at all times. Hemagen has no off-balance sheet financing arrangements.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective applications to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three months ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of October 1, 2006. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE C- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2005 and December 31, 2004. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options, using the treasury stock method, as their effect would be antidilutive for the three months ended December 31, 2005 and 2004 based on the Company’s average stock price in the current period and net loss for the prior period.

	Three Months Ended December 31
	2005	2004
Convertible notes	5,399,800	5,430,133
Options to purchase common stock	2,623,514	2,308,014

	8,023,314	7,738,147

NOTE D – STOCK BASED COMPENSATION

At December 31, 2005, options for the purchase of 2,623,514 shares of common stock with a weighted average exercise price of $1.05 were outstanding. During the three months ended December 31, 2005, options for the purchase of 445,000 shares of common stock with exercise prices of $0.20 per share were granted. During the three months ended December 31, 2005, there were no options for the purchase of Common Stock exercised, while options for the purchase of 114,500 shares of common stock expired with weighted average exercise prices of $0.68 per share.

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

If the compensation cost for the Company compensation plans had been determined consistent with SFAS No.148, our net income and our net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended
	December 31, 2005	December 31, 2004
Net Income (Loss):
As reported	$121,853	$(235,533)

Less stock-based compensation expense:
determined under the fair value method for all
awards	(74,481)	(6,661)

Pro forma net income (loss)	47,372	$(242,194)

Net income per common share:
Basic and Diluted;
As reported	$0.01	$(0.02)
Pro forma	$0.00	$(0.02)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004; dividend yield of 0% for both years; expected volatility of 81% and 300% for 2005 and 2004, respectively; risk-free interest rate of 5% and 4%, respectively; and expected terms of 5 to 10 years.

NOTE E — INVENTORIES

Inventories at December 31, 2005 and September 30, 2005 consist of the following;

	December 31, 2005	September 30, 2005
Raw Materials	1,501,404	1,369,693
Work-in-process	63,524	173,350
Finished goods	1,946,631	1,816,325

	3,511,559	3,359,368
Less reserves	(614,587)	(596,401)

Net inventories	$2,896,972	$2,762,967

NOTE F — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2006. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note G. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At December 31, 2005, the outstanding balance on the line of credit was $340,000 and the effective interest rate on the line of credit was 8%.

NOTE G – NOTE PAYABLE

On June 24, 2005, Hemagen Diagnostics, Inc. obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 with the remainder to be used for improvements to the building and relocation and installation of Hemagen’s existing equipment in the new building. The commitment for this financing will expire on June 30, 2006. The note payable is secured by a first lien on the property. At December 31, 2005, the Company had an outstanding balance of $657,681 related to this commitment. During the construction period, Hemagen will pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.

Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of December 31, 2005 this rate was 8.76%. This rate is adjustable five years after the anniversary of the conversion to long term financing. Hemagen has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is 6.38%. In conjunction with this commitment, the Company paid $13,000 in loan origination fees.

In conjunction with the real estate and construction financing, Hemagen agreed to reduce its existing line of credit facility from $1,000,000 to $500,000 of availability in June 2005.

NOTE H – EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for a total of 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, or all but $25,000 of the Old Notes, representing over 99% of the Old Notes, had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004, the Company had the right and the intent to require the remaining Old Notes to be exchanged once more than 75% of the Old Notes had been tendered.

In December 2005, the Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The Company determined the fair value of the common stock issued at the conversion date to be $0.20 per share or $4,187. The exchange was accepted by the investor under the same terms as those that had accepted the exchange effective September 30, 2004.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company’s common stock and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except for the following that are subordinated to the security for the New Notes: up to a maximum of $3 million credit facility; real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362.

At December 31, 2005 and September 30, 2005, the unamortized discount on these notes was $255,666 and $269,557, respectively.

NOTE I – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
December 31, 2005:
Revenues	$1,514,500	$450,623	$1,965,123
Long-lived assets	1,021,285	27,540	1,048,825

December 31, 2004:
Revenues	$1,494,758	$283,546	$1,778,304
Long-lived assets	491,952	30,896	522,848

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

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo® product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. Hemagen also manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary Reagents Applications, Inc., under the brand name Raichem, as well as various OEM arrangements. In addition, Hemagen manufactures and sells the Analyst® an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics and supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing physicians’ office laboratories and veterinarians’ offices. The Company was incorporated in 1985 and became a public company in 1993.

Hemagen’s Corporate offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2005
Compared to the Three Month Period Ended December 31, 2004

Revenues for the three-month period ended December 31, 2005 increased by approximately $187,000 (11%) to approximately $1,965,000 from $1,778,000 for the same period ended December 31, 2004. This increase is primarily attributed to increased revenues with the Company’s Virgo autoimmune and infectious disease product line including its Brazilian operation and increased sales at the Company’s Raichem division.

Cost of product sales decreased by approximately $212,000 (17%) to $1,061,000 from $1,273,000 for the same period last year. Cost of product sales as a percentage of sales decreased from 72% to 54%. This decrease in cost of sales as a percentage of sales is mainly attributed to increased production and better manufacturing efficiencies in the current period. In the prior period, the Company’s Analyst division had higher than normal material usage and reduced production levels.

Research and development expenses decreased $2,000 (3%) to approximately $60,000 from $62,000 mainly due to the timing of material supply purchases.

The Company is currently working to complete several research and development programs including:

•	Activities related to upgrades to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology;

•	Continuing to develop additional assays and reagents to compliment the Raichem clinical chemistry reagent product line; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2005 increased $11,000 (2%) to $583,000 from $572,000 in the same period last year due to the timing of expenditures.

The operating income for the current period was $262,000 as compared to a loss of $129,000 in the prior period, an increase of $391,000 (303%) from the prior period. This increase is mainly attributed to the increased revenue and decrease in cost of product which resulted in higher margins during the current period.

Other expenses increased by approximately $21,000 (22%) to approximately $116,000 in the three months ended December 31, 2005 from $95,000 in the prior period, due to increased interest expense. Interest expense for the three months ended December 31, 2005, was $117,000 as compared to $95,000 in the three months ended December 31, 2004, primarily as the result of the Company’s construction financing for the purchase of its new headquarters facility that was purchased in June 2005, as described in Note G.

Income tax expense for the quarter ended December 31, 2005 was $23,535 as compared to $11,000 expense for the quarter ended December 31, 2004. This tax expense resulted from income realized at the Company’s Brazilian subsidiary. The increase from the prior period mainly resulted from the increase in operating income from the prior period for that division.

The net income for the period was approximately $122,000 for the three months ended December 31, 2005 as compared to a net loss of approximately $236,000 in the prior period. This improvement mainly resulted from increased revenues and improved margins.

Liquidity and Capital Resources

At December 31, 2005, Hemagen had approximately $278,000 of cash, and working capital of approximately $1,841,000. At September 30, 2005 the Company had $272,000 of cash and working capital of $1,683,000. The current ratio at December 31, 2005 was 1.8 to 1.0 as compared to a current ratio of 1.7 to 1.0 at September 30, 2005.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At December 31, 2005 the Company had $340,000 borrowed on its line of credit facility. This line of credit facility expires on March 31, 2005 and the Company is expecting to renew it at that time.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2005, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

Effective September 30, 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005. The new Notes issued are convertible into Common Stock at $0.75 per share at any time after September 30, 2005 (See Note H).

Net cash generated by operating activities during the three months ended December 31, 2005 was $70,000 as compared to cash used of approximately $209,000 during the three months ended December 31, 2004. The net income (loss) after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the three months ended December 31, 2005 generated cash of approximately $145,000 as compared to $103,000 of cash used in the previous period. This improvement in cash generated came from higher sales and reduced cost of product sales in the current period. The cash used by the change in operating assets and liabilities represented a change of approximately $33,000 (30%) to approximately $74,000 of cash used in the three month period ended December 31, 2005 as compared to $107,000 used in the prior period. The decrease in cash used by the change in operating assets mainly resulted from the decrease of cash used for accounts payable and accrued expenses of $259,000 and by an increase in cash generated by reduced prepaid expenses and other current assets of $86,000 offset by an increase in cash used for inventory of $191,000 and reduced cash collections of accounts receivable of $115,000.

There were no investing activities in the three months ended December 31, 2005 as compared to $7,000 of cash used for investing activities in the three months ended December 31, 2004. The Company has capital expenditures estimated at $1,323,000 planned for fiscal 2006 related to the build out of a new corporate manufacturing facility in Maryland that was purchased in June 2005. No commitments for capital expenditures in fiscal 2006 have been made at this time. In February 2006, the Company purchased the remaining 16.3% ownership of its Brazilian subsidiary for approximately $10,000.

The Company has a financing commitment in place to finance all of the expenditures on a short term basis using construction financing that matures on June 30, 2006 and then upon the completion of the build out, commitments are in place to finance approximately $2,021,000 on a long term basis. Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period with a traditional bank mortgage. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. Currently this rate is approximately 8.9%. This rate is adjustable five years after the anniversary of the conversion to long term financing. In addition, the Company has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is approximately 6.4%. Once this build out project is complete and long term financing is in place, the debt related to this capital at December 31, 2005 and September 30, 2005, will be classified as a long term liability of the Company. At December 31, 2005 and September 30, 2005, this construction note payable is classified as a current liability of the Company and thus has had a substantial impact on the working capital ratio.

Approximately $52,000 of cash was used from financing activities in the three months ended December 31, 2005 as compared to $3,000 generated in the three months ended December 31, 2004. The increase in cash used is mainly attributed to the net repayment of the revolving line of credit facility offset by the borrowings under the Note payable for the construction financing on the Company’s new building.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

PART II.     OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	16,157	$0.21	16,157	--
November 1-30, 2005	18,225	$0.22	15,225	--
December 1-31, 2005	26,800	$0.21	26,800	--
Total	61,182	$0.22	61,182	--

(1)	Represents shares of Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 5.	Other Information.

On February 14, 2006 the Registrant announced its earnings for the quarter ended December 31, 2005 through the press release which is attached as Exhibit 99.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99	Press release issued February 14, 2006

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

February 14, 2006 February 14, 2006	Hemagen Diagnostics, Inc.
(Registrant)

BY: /s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

BY: /s/Deborah F. Ricci
——————————————
Deborah F. Ricci
Chief Financial Officer