Form 10QSB
period 2006-03-31
HEMAGEN DIAGNOSTICS INC
filed 2006-05-15
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [   ]                     No  [X]

        As of March 31, 2006, the issuer had 15,225,289 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES	21
CERTIFICATIONS	22

PART I — Financial Information

Item 1.      Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,630	$272,168
Accounts receivables, less allowance for
doubtful accounts of $78,497 and $86,862 at
March 31, 2006 and September 30, 2005, respectively	1,056,846	957,518
Inventories, net	2,972,042	2,762,967
Prepaid expenses and other current assets	214,588	282,762

Total current assets	4,450,106	4,275,415

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $7,240,712 and $7,218,967 at
March 31, 2006 and September 30, 2005, respectively	1,008,692	1,024,349
OTHER ASSETS	73,346	37,824

Total Assets	$5,532,144	$5,337,588

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT	March 31, 2006	September 30, 2005

CURRENT LIABILITIES:
Senior subordinated secured convertible notes due April 17, 2005	$--	$25,000
Revolving line of credit	400,000	400,000
Accounts payable and accrued liabilities	1,582,733	1,476,541
Deferred revenue	34,317	40,385
Note payable	657,681	650,000

Total Current Liabilities	2,674,731	2,591,926

Senior subordinated secured convertible notes due September 30,
2009, net of unamortized discount of $239,369 and $269,257 at
March 31, 2006 and September 30, 2005, respectively	3,810,481	3,763,968

Total liabilities	6,485,212	6,355,894

COMMITMENTS AND CONTINGENGIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none
issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 15,304,351 and 15,294,343 at
March 31, 2006 and September 30, 2005, respectively	153,252	153,043
Additional paid-in capital	22,836,134	22,832,155
Accumulated deficit	(23,755,131)	(23,816,135)
Accumulated other comprehensive loss-
currency translation loss	(97,686)	(97,732)
Less treasury stock at cost; 100,000 shares at March 31, 2006
and September 30, 2005, respectively	(89,637)	(89,637)

Total Stockholders' Deficit	(953,068)	(1,018,306)

Total Liabilities and Stockholders' Deficit	$5,532,144	$5,337,588

T accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Revenues:
Product sales	$1,902,791	$1,986,717	$3,867,914	$3,765,021

Costs and expenses:
Cost of product sales	1,134,610	1,591,817	2,195,542	2,865,061
Research and development	96,022	80,255	155,779	142,166
Selling, general and administrative	594,829	561,008	1,177,417	1,133,129

Operating income (loss)	77,330	(246,363)	339,176	(375,335)

Other income (expenses):
Interest and amortization of debt
discount	(117,833)	(97,031)	(235,008)	(192,471)
Other	9	0	726	0

Total other income (expenses)	(117,824)	(97,031)	(234,282)	(192,471)

Net income (loss) before income taxes	$(40,494)	$(343,394)	$104,894	$(567,806)

Income tax expense	(20,355)	(5,267)	(43,890)	(16,388)

Net income (loss)	$(60,849)	$(348,661)	$61,004	$(584,194)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	11,896	(27,625)	46	(44,433)

Other comprehensive loss	11,896	(27,625)	46	(44,433)

Comprehensive income (loss)	$48,953	$(376,286)	$61,050	$(628,627)

Net loss per share - basic:	$0.00	$(0.02)	$0.00	$(0.04)

Net loss per share - diluted:	$0.00	$(0.02)	$0.00	$(0.04)

Weighted average common shares outstanding
- basic	15,225,289	15,204,351	15,215,855	15,204,351

Weighted average common shares outstanding
- diluted	15,383,192	15,204,351	15,318,548	15,204,351

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$61,004	$(584,194)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	23,004	232,853
Amortization of debt discount	25,700	33,263
Loss on disposal of property and equipment	726	--
Changes in operating assets and liabilities:
Accounts and other receivables	(99,328)	(10,198)
Prepaid expenses and other current and non-current
operating assets	32,653	(39,955)
Inventories	(209,075)	195,951
Accounts payable and accrued expenses	106,191	(101,021)
Deferred revenue	(6,068)	(4,491)

Net cash used in operating activities	(65,193)	(277,792)

Cash flows from investing activities:
Purchase of property and equipment	(7,455)	(11,483)

Net cash used in investing activities	(7,455)	(11,483)

Cash flows from financing activities:
Net borrowings on note payable	7,681	--
Exercise of stock options	--	2,901

Net cash provided by financing activities	7,681	2,901

Effects of foreign exchange rate	(571)	(46,403)

Net decrease in cash and cash equivalents	(65,538)	(332,777)

Cash and cash equivalents at beginning of period	272,168	538,542

Cash and cash equivalents at end of period	$206,630	$205,765

Supplemental disclosure of cash flow information:
Interest paid	$204,935	$160,105

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  —  BASIS OF PRESENTATION

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

NOTE B  —  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective applications to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three and six months ended March 31, 2006.

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

NOTE C  —  NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2006 and March 31, 2005. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Included in the calculation of diluted weighted average shares outstanding for the three and six months ended March 31, 2006, were 157,903 and 102,692 shares, respectively related to stock purchase options.

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options, using the treasury stock method, as their effect would be antidilutive for the three and six months ended March 31, 2006 and 2005 based on the Company’s average stock price in the current period and net loss for the prior period.

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Convertible notes	5,399,800	5,377,633	5,399,800	5,377,633
Options to purchase
common stock	2,465,611	2,273,014	2,520,822	2,273,014

	7,865,411	7,650,647	7,920,622	7,650,647

NOTE D  — STOCK BASED COMPENSATION

At March 31, 2005, options for the purchase of 2,623,514 shares of common stock with a weighted average exercise price of $1.05 were outstanding. During the six months ended March 31, 2006 options to purchase 445,000 shares at an exercise price of $0.20 per share were granted. During the six months ended March 31, 2006, no options were exercised or expired.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net income and our net income (loss) per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net Income (Loss):
As reported	$(60,899)	$(348,661)	61,004	$(584,194)

Less stock-based compensation
expense:
determined under the fair
value method for all awards	--	(5,250)	(74,481)	(11,911)

Pro forma net loss	$(60,899)	$(353,911)	(13,477)	$(596,105)

Net loss per common share:
Basic and Diluted;
As reported	0.00	(0.02)	0.00	(0.04)
Pro forma	0.00	(0.02)	(0.00)	(0.04)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005; dividend yield of 0%; expected volatility of 81% and 300% for 2006 and 2005, respectively; risk-free interest rate of 5% and 4% for 2006 and 2005; and expected terms of 5 to 10 years.

NOTE E  — INVENTORIES

Inventories at March 31, 2006 and September 30, 2005 consist of the following;

	March 31, 2006	September 30, 2005
Raw Materials	$1,425,027	$1,369,693
Work-in-process	125,004	173,350
Finished goods	2,095,780	1,816,325

	3,645,811	3,359,368
Less reserves	(673,769)	(596,401)

Net inventories	$2,972,042	$2,762,967

NOTE F  — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2007. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note G. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At March 31, 2006, the outstanding balance on the line of credit was $400,000 and the effective interest rate on the line of credit was 8.5%.

NOTE G   —  NOTE PAYABLE

On June 24, 2005, Hemagen Diagnostics, Inc. obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 with the remainder to be used for improvements to the building and relocation and installation of Hemagen’s existing equipment in the new building. The commitment for this financing will expire on June 30, 2006. The note payable is secured by a first lien on the property. At March 31, 2006, the Company had an outstanding balance of $657,681 related to this commitment. During the construction period, Hemagen will pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.

Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of March 31, 2006 this rate was 9.34%. This rate is adjustable five years after the anniversary of the conversion to long term financing. Hemagen has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is 6.38%. In conjunction with this commitment, the Company paid $13,000 in loan origination fees.

In conjunction with the real estate and construction financing, Hemagen agreed to reduce its existing line of credit facility from $1,000,000 to $500,000 of availability in June 2005.

In March 2006, the Company signed an agreement to sell the facility that is being financed with the note payable. The Company has received a deposit from the potential buyer and the buyer is now occupying the facility on a short term lease basis. If the Company sells this building, the Company will recognize a gain on the sale of the building and the note will be paid in full.

NOTE H   — EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for a total of 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, or all but $25,000 of the Old Notes, representing over 99% of the Old Notes, had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004, the Company had the right and the intent to require the remaining Old Notes to be exchanged once more than 75% of the Old Notes had been tendered. In December 2005, the Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The exchange was accepted by the investor under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time. At March 31, 2006 and September 30, 2005, the unamortized discount on these notes was $239,269 and $269,257, respectively.

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

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362 at September 30, 2004.

NOTE I   —  GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
Six Months Ended
March 31, 2006:
Revenues	3,036,938	830,976	3,867,914
Long-lived assets	1,018,112	63,926	1,082,038

Six Months Ended
March 31, 2005:
Revenues	$3,241,105	$523,916	$3,765,021
Long-lived assets	381,588	30,505	412,093

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

Results of Operations

The Three Month Period Ended March 31, 2006
Compared to the Three Month Period Ended March 31, 2005

Revenues for the three-month period ended March 31, 2006 decreased by approximately $84,000 (4%) to approximately $1,903,000 from $1,987,000 for the same period ended March 31, 2005. The change in revenues mainly resulted from lower volume of Raichem and Analyst product sold in the current period of $152,000 and $67,000, respectively, offset by a 60% increase at the Company’s 100% owned Brazilian subsidiary.

Cost of product sales decreased approximately $457,000 (29%) to $1,135,000 from $1,592,000 for the same period last year. Cost of product sales as a percentage of sales decreased from 80% to 60%. This decrease in cost of sales as a percentage of sales is mainly attributed to reduced costs and higher production levels. Reduced costs included lower depreciation expense mainly from the Analyst product line, and lower labor, consulting and facility costs in the current period. Gross margins for the quarter were 40% as compared to 20% in the previous period. In addition to the reduced spending levels, production levels for the quarter were higher for the Raichem and VIRGO product lines which resulted in improved margin. In the previous period, Analyst production levels were substantially lower than normal levels and the prior period had lower margins as a result of the lower Analyst production.

Research and development expenses increased $16,000 (20%) to approximately $96,000 from $80,000 due to an increase of expenditures on development consultants in the current quarter.

The Company is currently working to complete several research and development programs including:

•	Evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market, expanding the consumable rotor products to include a T4 and electrolyte rotor for the veterinary market.

•	The Company entered into discussions and is currently negotiating terms with instrument design and manufacturing companies to redesign and upgrade the Analyst instrument technology.

•	The Company has engaged a scientific consultant to enhance the Company’s ELISA products.

Selling, general and administrative (“SG&A”) expenses increased by approximately $34,000 (6%) for the quarter ended March 31, 2006 to $595,000 from $561,000 in the previous period. This increase is attributable to increased selling expenses with the Company’s U.S. operations and increased operating expenses at the company’s Brazilian subsidiary.

Other expenses increased approximately $21,000 (22%) to approximately $118,000 in the quarter ended March 31, 2006 from $97,000 in the prior period, due to increased interest expense. Interest expense for the three months ended March 31, 2006, was $118,000 as compared to $97,000 in the three months ended March 31, 2005, primarily as the result of the interest expense on the note payable for the building that was purchased in June 2005 (See Note G). Cash payments of interest expense increased to 104,000 from $79,000 in the prior period as a result of the financing described in Note G.

Income tax expense for the quarter ended March 31, 2006 was $20,000 as compared to $5,000 for the quarter ended March 31, 2005. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $61,000 for the three months ended March 31, 2006 as compared to a net loss of approximately $349,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from improved margins from the prior year.

The Six Month Period Ended March 31, 2005
Compared to the Six Month Period Ended March 31, 2004

Revenues for the six-month period ended March 31, 2006 increased by approximately $103,000 (3%) to approximately $3,868,000 from $3,765,000 for the same period ended March 31, 2005. This increase is primarily attributed to higher sales at the Company’s Brazilian subsidiary of approximately $249,000 and VIRGO product line of approximately $32,000, offset by lower sales with the Company’s Analyst and Endochek product lines of $110,000 and $68,000 of lower sales of the Company’s Raichem division.

Cost of product sales decreased by approximately $670,000 (23%) to $2,196,000 from $2,865,000 for the same period last year. Cost of product sales as a percentage of sales decreased from 76% to 57%. Gross margins year to date were 43% as compared to 24% in the prior period. This decrease in cost of sales as a percentage of sales is mainly attributed to reduced spending for all of the Company’s production with the largest reduction being lower depreciation expense of approximately $210,000 and higher production levels with the Company’s Analyst product line. In the previous year, the Analyst production was unusually low which resulted in higher cost of sales and negatively impacted the gross margin in the previous period.

Research and development expenses increased $14,000 (10%) to approximately $156,000 from $142,000 mainly due to increased consulting expenditures and supply purchases.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended March 31, 2006.

Selling, general and administrative (“SG&A”) expenses for the six months ended March 31, 2006 were $1,177,000 which is $44,000 (4%) higher than the previous period expenses of $1,133,000. This increase is mainly attributable to increased expenditures at the Company’s Brazilian subsidiary.

The operating income for the current period was $339,000 as compared to operating loss of $375,000 in the prior period, an improvement of $715,000 from the prior period. This improvement in operating income is mainly attributed to the reduced cost of product sales and higher margin reported in the current period.

Other expenses increased by approximately $42,000 (22%) to approximately $234,000 in the six months ended March 31, 2006 from $192,000 in the prior period, due to increased interest expense. Interest expense for the six months ended March 31, 2006, was $235,000 as compared to $192,000 in the six months ended March 31, 2005, primarily as the result of increased borrowings associated with the purchase of a building in June 2005. Cash payments of interest expense increased from $160,000 in the prior period to $205,000 in the current period.

Income tax expense for the quarter ended March 31, 2006 was $44,000 as compared to $16,000 for the quarter ended March 31, 2005. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net income for the period was approximately $61,000 for the six months ended March 31, 2006 as compared to a net loss of approximately $584,000 in the prior period. The increase in the net income from the prior period mainly resulted from improved margins and higher sales from the previous period.

Liquidity and Capital Resources

At March 31, 2006, Hemagen had approximately $207,000 of cash, and working capital of approximately $1,775,000. At September 30, 2005 the Company had $272,000 of cash and working capital of $1,683,000.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At March 31, 2006 the Company had $400,000 borrowed on its line of credit facility. This line of credit facility expires on March 31, 2007.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2006, and its credit available under its line of credit facility and note payable will be sufficient to finance its operations and capital expenditures over the next twelve months.

Effective September 30, 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005. The new Notes issued are convertible into Common Stock at $0.75 per share at any time after September 30, 2005 (See Note H). An additional $25,000 principal amount of the notes was converted in December 2005 with an effective date of September 30, 2004.

Net cash used in operating activities during the six months ended March 31, 2006 was $65,000 as compared to cash used of approximately $278,000 during the six months ended March 31, 2005. The net income after adjusting for non-cash items such as depreciation and amortization of discount on debt, for the six months ended March 31, 2006 was approximately $110,000 as compared to $318,000 of cash used in the previous period. The cash used by the change in operating assets and liabilities represented a change of approximately $136,000 (340%) to approximately $176,000 of cash used in the six month period ended March 31, 2006 as compared to $40,000 generated in the prior period. The increase in cash used by the change in operating assets mainly resulted from higher cash usage for inventory and receivables of $405,000 and $89,000, respectively offset by lower cash used for accounts payable, accrued expenses and deferred revenue of $207,000.

Approximately $7,000 of cash was used in investing activities in the six months ended March 31, 2006 as compared to $11,000 of cash used for investing activities in the six months ended March 31, 2005. The cash used in the current period is attributed to capital expenditures which is consistent with the previous period. The Company has capital expenditures estimated at $1,323,000 planned for fiscal 2006 related to the build out of a new corporate manufacturing facility in Maryland that was purchased in June 2005.

The Company has a financing commitment in place to finance all of the expenditures related to the new facility if the new building is not sold, on a short term basis using construction financing that matures on June 30, 2006. At the completion of the build out, commitments are in place to finance approximately $2,021,000 on a long term basis. Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years amortized over a twenty year period with a traditional bank mortgage. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. Currently this rate is approximately 9.34%. This rate is adjustable five years after the anniversary of the conversion to long term financing. In addition, the Company has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is approximately 6.38%. Once this build out project is complete and long term financing is in place, the debt related to this capital at March 31, 2006 and September 30, 2005, will be classified as a long term liability of the Company. At March 31, 2006 and September 30, 2005, this construction note payable is classified as a current liability of the Company and thus has had a substantial impact on the working capital ratio.

At this time, the Company has a signed contract to sell the new corporate manufacturing facility and, if sold, the Company will terminate all financing it has lined up to finance the build out. No commitments for capital expenditures in fiscal 2006 have been made at this time.

In the six months ended March 31, 2006, the Company borrowed approximately $7,000 related to the construction loan described above. Approximately $3,000 of cash was generated from financing activities in the six months ended March 31, 2005, which was derived from the exercise of stock options.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and Chief Financial Officer, Deborah F. Ricci, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

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

The Company’s Chief Financial Officer, Deborah F. Ricci, has resigned effective March 15, 2006. No replacement has been hired although management is seeking a suitable replacement. These developments may adversely affect the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2005	16,157	$0.21	16,157
November 1-30, 2005	18,225	$0.22	18,225
December 1-31, 2005	26,800	$0.21	26,800
February 1-28, 2006	11,875	$0.25	11,875
March 1-31, 2006	15,450	$0.46	15,450
Total	88,507	$0.26	88,507

(1)	Represents shares of Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Shareholders’ Meeting was held March 3, 2006. At the meeting, Alan S. Cohen was elected a director for the term expiring in 2009 by a vote of 10,739,819 shares For and 169,447 shares Withheld.

Richard W. Edwards was elected a director for the term expiring in 2009 by a vote of 10,734,119 shares For and 175,147 shares Withheld.

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

May 10, 2006 May 10, 2006	Hemagen Diagnostics, Inc. (Registrant) /s/William P. Hales —————————————— William P. Hales President and Chief Executive Officer /s/Deborah F. Ricci —————————————— Deborah F. Ricci Chief Financial Officer