Form 10QSB
period 2006-06-20
HEMAGEN DIAGNOSTICS INC
filed 2006-08-21
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  [   ]                     No  [X]

        As of June 30, 2006, the issuer had 15,325,289 shares of Common Stock, $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19

SIGNATURES	20
CERTIFICATIONS	21

PART I — Financial Information

Item 1.      Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2006	September 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$221,293	$272,168
Accounts receivables, less allowance for
doubtful accounts of $54,915 and $86,862 at
June 30, 2006 and September 30, 2005, respectively	802,655	957,518
Inventories, net	2,911,883	2,762,967
Prepaid expenses and other current assets	282,155	282,762

Total current assets	4,217,986	4,275,415

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $ 7,205,478 and $7,218,967 at
June 30, 2006 and September 30, 2005, respectively	998,507	1,024,349
OTHER ASSETS	73,149	37,824

Total Assets	$5,289,642	$5,337,588

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT	June 30, 2006	September 30, 2005

CURRENT LIABILITIES:
Senior subordinated secured convertible notes due April 17, 2005	$--	$25,000
Revolving line of credit	400,000	400,000
Accounts payable and accrued liabilities	1,458,278	1,476,541
Deferred revenue	29,538	40,385
Note payable	657,681	650,000

Total Current Liabilities	2,545,497	2,591,926

Senior subordinated secured convertible notes due September 30,
2009, net of unamortized discount of $223,518 and $269,257 at
June 30, 2006 and September 30, 2005, respectively	3,826,332	3,763,968

Total liabilities	6,371,829	6,355,894

COMMITMENTS AND CONTINGENGIES		--

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none
issued		--
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 15,325,289 and 15,304,351
at June 30, 2006 and September 30, 2005, respectively	153,252	153,043
Additional paid-in capital	22,836,134	22,832,155
Accumulated deficit	(23,899,469)	(23,816,135)
Accumulated other comprehensive loss-
currency translation loss	(82,468)	(97,732)
Less treasury stock at cost; 100,000 shares at June 30, 2006
and September 30, 2005, respectively	(89,636)	(89,637)

	(1,082,187)	(1,018,306)
Total Stockholders' Deficit

Total Liabilities and Stockholders' Deficit	$5,289,642	$5,337,588

        The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended Nine Months Ended
	June 30, 2006	June 30 2005	June 30, 2006	June 30, 2005
Revenues:
Product sales	$1,661,057	$1,787,007	$5,528,971	$5,552,028

Costs and expenses:
Cost of product sales	986,940	1,218,531	3,182,479	4,083,592
Research and development	75,443	64,574	231,223	206,740
Selling, general and administrative	615,759	598,268	1,793,176	1,731,397

Operating income (loss)	(17,085)	(94,366)	322,093	(469,701)

Other income (expenses):
Interest and amortization of debt
discount	(105,657)	(101,764)	(339,940)	(294,235)

Total other income (expenses)	(105,657)	(101,764)	(339,940)	(294,235)

Net loss before income taxes	$(122,742)	$(196,130)	$(17,847)	$(763,936)

Income tax expense	(21,600)	(16,943)	(65,490)	(33,331)

Net loss	$(144,342)	$(213,073)	$(83,337)	$(797,267)

Foreign currency translation adjustments	15,219	28,320	15,264	(16,112)

Comprehensive loss	$(129,123)	$(184,753)	$(68,073)	$(813,379)

Net loss per share - basic:	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Net loss per share - diluted:	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average common shares outstanding
- basic	15,225,289	15,204,351	15,219,000	15,204,351

Weighted average common shares outstanding
- diluted	15,225,289	15,204,351	15,219,000	15,204,351

        The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(83,337)	$(797,267)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	33,675	284,172
Amortization of debt discount	43,794	47,844
Loss on disposal of property and equipment	726	--
Changes in operating assets and liabilities:
Accounts and other receivables	154,863	7,447
Prepaid expenses and other current and non-current
operating assets	(34,716)	(56,416)
Inventories	(148,916)	322,036
Accounts payable and accrued expenses	(39,263)	(368,706)
Customer deposits	21,000	--
Deferred revenue	(10,847)	1,969

Net cash used in operating activities	(63,021)	(558,921)

Cash flows from investing activities:
Purchase of property and equipment	(14,987)	(832,936)

Net cash used in investing activities	(14,987)	(832,936)

Cash flows from financing activities:
Net borrowings on note payable	--	290,000
Net proceeds from mortgage financing obtained with purchase of land and
building	7,681	645,000
Exercise of stock options	4,188	2,901
Net cash provided by financing activities	11,869	937,901

Effects of foreign exchange rate	15,264	(22,097)

Net decrease in cash and cash equivalents	(50,875)	(476,053)

Cash and cash equivalents at beginning of period	272,168	538,542

Cash and cash equivalents at end of period	$221,293	$62,489

Supplemental disclosure of cash flow information:
Interest paid	$241,992	$241,063

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

NOTE C — NET LOSS PER SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2006 and June 30, 2005. Diluted loss per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.

Diluted net loss per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options, using the treasury stock method, as their effect would be antidilutive for the three and nine months ended June 30, 2006 and 2005 based on the Company’s average stock price in the current period and net loss for the prior period.

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Convertible notes	5,399,800	5,377,633	5,399,800	5,377,633
Options to purchase
common stock	2,501,014	2,273,014	2,501,014	2,273,014

	7,900,814	7,650,647	7,900,814	7,650,647

NOTE D — STOCK BASED COMPENSATION

At June 30, 2006, options for the purchase of 2,501,014 shares of common stock with a weighted average exercise price of $1.05 were outstanding. During the nine months ended June 30, 2006 options to purchase 545,000 shares were granted at exercise prices of between $0.20 and $0.34 per share. During the nine months ended June 30, 2006, 337,000 options were exercised or expired.

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

If the compensation cost for our compensation plans had been determined consistent with SFAS No.148, our net loss and our net loss per common and common share equivalent would have changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Income (Loss):	(144,342)	(213,073)	(83,337)	(797,267)
As reported
Less stock-based compensation
expense:
determined under the fair
value method for all awards	(23,862)	--	(98,343)	(11,911)

Pro forma net loss	(168,204)	(213,073)	(181,680)	(809,178)

Net loss per common share:
Basic and Diluted;
As reported	(0.01)	(0.01)	(0.01)	(0.05)
Pro forma	(0.01)	(0.01)	(0.01)	(0.11)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005; dividend yield of 0%; expected volatility of 87% and 300% for 2006 and 2005, respectively; risk-free interest rate of 5% and 4% for 2006 and 2005; and expected terms of 5 to 10 years.

NOTE E — INVENTORIES

Inventories at June 30, 2006 and September 30, 2005 consist of the following;

	June 30, 2006	September 30, 2005
Raw Materials	1,475,946	1,369,693
Work-in-process	112,819	173,350
Finished goods	1,880,339	1,816,325

	3,469,104	3,359,368
Less reserves	(557,221)	(596,401)

Net inventories	$2,911,883	$2,762,967

NOTE F — LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2007. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note G. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. At June 30, 2006, the outstanding balance on the line of credit was $400,000 and the effective interest rate on the line of credit was 9%. See also Note J Subsequent Events.

NOTE G — NOTE PAYABLE

On June 24, 2005, Hemagen Diagnostics, Inc., obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 and the remainder to be utilized to make improvements to the building and for relocation and installation of Hemagen’s existing equipment into the new building. The commitment for this financing expired on June 30, 2006, but was extended until September 30, 2006. The note payable is secured by a first lien on the property. At June 30, 2006, the Company had an outstanding loan balance of $657,681. During the construction period, Hemagen is required to pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.

Upon the completion of the construction and relocation project, Hemagen will finance up to approximately $1,135,000 of the project costs over ten years with a twenty-year amortization schedule. The rate on the long term financing will be the Federal Home Loan Bank of Atlanta five year rate index plus three and three-quarters percentage points. As of June 30, 2006 this rate was 9.53%. This rate is adjustable five years after the anniversary of the conversion to long term financing. Hemagen has a commitment from the U.S. Small Business Administration (SBA) to finance up to 40% or $886,000 of the total project costs over a long-term basis once the construction period is completed and certain closing requirements are met. The portion of the project financed by the SBA will be paid back over twenty years and will bear interest at the rate determined by the SBA at that time. The current rate on this type of financing is 6.38%. In conjunction with this commitment, the Company paid $13,000 in loan origination fees.

In conjunction with the real estate and construction financing, Hemagen agreed to reduce its existing line of credit facility from $1,000,000 to $500,000 of availability in June 2005.

In March 2006, the Company signed an agreement to sell the facility that is being financed with the note payable. The Company has received a deposit from the potential buyer and the buyer is now occupying the facility on a short-term lease basis. On July 10, 2006, the company completed the sale of the building, see “Subsequent Events” footnote, NOTE J.

NOTE H — EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for a total of 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, or all but $25,000 of the Old Notes, representing over 99% of the Old Notes, had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004, the Company had the right and the intent to require the remaining Old Notes to be exchanged once more than 75% of the Old Notes had been tendered. In December 2005, the Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time. At June 30, 2006 and September 30, 2005, the unamortized discount on Subordinated Notes was $223,518 and $269,257, respectively.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company’s common stock and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except for the following that are subordinated to the security for the New Notes: up to a maximum of $3 million credit facility; real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time after September 30, 2005 if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their face amount plus any accrued and unpaid interest.

In accordance with GAAP, the Company computed the debt discount at the time of the exchange offering by determining the fair value of the 5,079,438 shares of its common stock on the closing market price of $0.38 at September 30, 2004, to be $1,930,186; and the fair value of the New Notes was determined by using a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362 at September 30, 2004.

NOTE I — GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
Nine Months Ended
June 30, 2006:
Revenues	4,281,046	1,247,925	5,528,971
Long-lived assets	1,009,315	62,341	1,071,656

Nine Months Ended
June 30, 2005:
Revenues	4,634,224	917,804	5,552,028
Long-lived assets	1,191,564	30,505	1,222,069

* Includes export sales to countries other than Brazil.

NOTE J — SUBSEQUENT EVENTS

On July 10, 2006, the Company completed the sale of its manufacturing building that was originally purchased in June 2005 to house the company’s headquarters, to combine certain manufacturing processes, and to provide additional space for future growth. The building was purchased for $800,000 plus regular and customary expenses and was sold in July 2006 for $1,800,000, less expenses. The company realized approximately $951,000 in net proceeds from the sale after paying down its construction loan of approximately $665,000. The company also paid down its revolving line of credit in July, in its entirety, which was outstanding in the amount of $400,000. As a result of the sale, the Company will record a gain of approximately $750,000 in the fourth quarter of 2006.

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

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo® product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunofluorescence, and hemagglutination technology. Hemagen also manufactures and markets a complete line of clinical chemistry reagents through its wholly owned subsidiary Reagents Applications, Inc., under the brand name Raichem, as well as various OEM arrangements. In addition, Hemagen manufactures and sells the Analyst® an FDA-cleared clinical chemistry analyzer used to measure important constituents in human and animal blood, and the Endochek, a clinical chemistry analyzer used to measure important constituents in animal blood. In the United States, the Company sells its products directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors of medical diagnostics and supplies. Internationally, the Company sells its products primarily through distributors. The Company sells the Analyst® and the Endochek both directly and through distributors servicing physicians’ office laboratories and veterinarians’ offices. The Company was incorporated in 1985 and became a public company in 1993.

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

Results of Operations

The Three Month Period Ended June 30, 2006
Compared to the Three Month Period Ended June 30, 2005

Revenues for the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005 decreased by approximately $126,000 (7%) to approximately $1,661,000 from $1,787,000 for the same period ended June 30, 2005. The decrease in revenues resulted from decreased sales of the Company’s Analyst products of approximately $80,000, a decrease in sales at the Company’s Raichem Division of $77,000 offset by an increase in revenues at the Company’s Brazilian Subsidiary of approximately $56,000. The decrease in sales with the Analyst product line mainly resulted from continuing decreases in sales of consumable rotors for the human marketplace and lower equipment sales. The decrease in sales at Raichem resulted from decreased orders from OEM customers. The Company has been working to improve certain of its products.

Cost of product sales decreased approximately $232,000 (19%) to $987,000 from $1,219,000 for the same period last year. Cost of product sales as a percentage of sales decreased to 59% from 68%. Approximately $80,000 of the decrease of cost of sales was attributed to improved margins with the Analyst product line as a result of increased production levels from the previous comparable period, a decrease in cost of sales of approximately $63,000 at the Raichem division was mainly attributable to lower temporary headcount. Gross margins for the quarter were 41% as compared to 32% in the previous period.

Research and development expenses increased $10,000 (15%) to approximately $75,000 from $65,000 due to a product development projects.

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

Selling, general and administrative (“SG&A”) expenses increased by approximately $18,000 (3%) for the quarter ended June 30, 2006 to $616,000 from $598,000 in the previous period. This increase is attributable to increased selling expenses with the Company’s U.S. operations and increased operating expenses at the Company’s Brazilian subsidiary.

Other expenses increased approximately $4,000 (4%) to approximately $106,000 in the quarter ended June 30, 2006 from $102,000 in the prior period this increase was mainly due to an increase in interest expense.

Income tax expense for the quarter ended June 30, 2006 was $22,000 as compared to $17,000 for the quarter ended June 30, 2005. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $144,000 for the three months ended June 30, 2006 as compared to a net loss of approximately $213,000 in the prior period. The improvement in the net loss from the prior period mainly resulted from the decrease in cost of goods sold as a percentage of sales, and improved margins from the prior year quarter.

The Nine Month Period Ended June 30, 2006
Compared to the Nine Month Period Ended June 30, 2005

Revenues for the nine-month period ended June 30, 2006 decreased by approximately $23,000 (1%) to approximately $5,529,000 from $5,552,000 for the same period ended June 30, 2005. This decrease resulted from continuing decreases in sales of the Company’s Analyst products of $153,000 and a decrease in sales of the Company’s Raichem products of $183,000, and was offset by increases in sales at the Company’s Brazilian subsidiary of $305,000.

Cost of product sales decreased by approximately $902,000 (22%) to $3,182,000 from $4,084,000 for the same period last year. Cost of product sales as a percentage of sales decreased from 74% to 58%. Cost of sales decreased approximately $700,000 in the Company’s Analyst® product line. This decrease was mainly attributable to lower depreciation of approximately $315,000, and higher production levels, which created greater manufacturing efficiencies. In the previous year the Analyst® production was unusually low which resulted in higher cost of sales and negatively impacted the gross margin in the previous period. The additional decrease in cost of sales as a percentage of sales is mainly attributable to overall reduced spending in the company’s production.

Research and development expenses increased $24,000 (12%) to approximately $231,000 from $207,000 mainly due to increased research material supply purchases and consulting expenditures.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended June 30, 2006.

Selling, general and administrative (“SG&A”) expenses for the nine months ended June 30, 2006 were $1,793,000, which is slightly higher than the previous period expenses of $1,731,000. This increase is attributable to increased consulting and administrative labor expenses as well as increased legal expenses in the current period.

The operating income for the nine months ended June 30, 2006 was $322,000 as compared to a $470,000 operating loss for the nine-month period ended June 30, 2005, an increase in the operating income of approximately $792,000 from the prior comparable period. This improvement in operating income is mainly attributed to the reduced cost of product sales and higher margin reported in the current period.

Other expenses increased approximately $46,000 (16%) to approximately $340,000 in the nine months ended June 30, 2006 from $294,000 in the prior period due to increased interest expense primarily as a result of the increase in interest expense related to the building purchased by the company in June 2005.

Income tax expense for the nine months ended June 30, 2006 was $65,000 compared to $33,000 for the nine months ended June 30, 2005. This tax expense resulted from income realized at the Company’s Brazilian subsidiary. The net loss for the period was approximately $83,000 for the nine months ended June 30, 2006 as compared to a net loss of approximately $797,000 in the prior period. The decrease in the net loss from the prior period mainly resulted from lower cost of goods sold and improved margins.

Liquidity and Capital Resources

At June 30, 2006, Hemagen had approximately $221,000 of cash, and working capital of approximately $1,672,489. At September 30, 2005 the Company had $272,000 of cash and working capital of $1,683,000.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At June 30, 2006 the Company had $400,000 outstanding on its line of credit facility. This line of credit facility expires on March 31, 2007, also see “Subsequent Events” footnote, NOTE J.

Hemagen believes that cash flow from operations, cash on hand at June 30, 2006, the proceeds from the sale of the building (as further described in Note J to the Financial Statements), and its credit available under its line of credit facility and note payable will be sufficient to finance its operations and capital expenditures over the next twelve months.

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

Net cash used in operating activities during the nine months ended June 30, 2006 was $63,000 as compared to cash used of approximately $559,000 during the nine months ended June 30, 2005. The cash generated by the change in operating assets and liabilities was approximately $58,000 in the nine month period ended June 30, 2006 as compared to $94,000 generated in the prior period.

Approximately $15,000 of cash was used in investing activities in the nine months ended June 30, 2006 as compared to $833,000 of cash used for investing activities in the nine months ended June 30, 2005. The cash used in the previous period is attributed to capital expenditures related to the purchase of a new corporate manufacturing facility in Maryland that was purchased in June 2005. See Notes G and J of the Financial Statements.

In the second fiscal quarter of 2006, the Company signed a contract to sell the new corporate manufacturing facility that was originally purchased in June 2005 to house the company’s headquarters, to combine certain manufacturing processes and to provide additional space for future growth. If sold, the company intended to terminate all financing it had lined up to finance the build out. No commitments for capital expenditures in fiscal 2006 had been made as of June 30, 2006. On July 10, 2006, the Company completed the sale of its manufacturing building. The building was purchased for $800,000 plus regular and customary expenses and was sold in July 2006 for $1,800,000, less expenses. The company realized approximately $951,000 in net proceeds from the sale after paying down its construction loan of approximately $665,000. The company also paid down its revolving line of credit in July, in its entirety, which was outstanding in the amount of $400,000. As a result of the sale, the Company will record a gain in the fourth quarter of 2006.

In the nine months ended June 30, 2005, the Company borrowed approximately $657,000 related to purchase of the building described above.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, this officer believes that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

The Company’s Chief Financial Officer, Deborah F. Ricci, resigned effective March 15, 2006. No replacement has been hired although management has hired an interim CFO firm to assist it in preparing these financial statements. The Company continues to search for a suitable replacement of its CFO and in the meantime will continue to engage the currently engaged Interim CFO firm. Due to the limited transition period afforded by our former CFO we required more time to process and analyze the necessary information. We therefore, filed Form 12b-25, Notification of Late Filing, in order to be able to properly file these financial statements. These developments may adversely affect the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2005	16,157	$0,21	16,157
November 1-30, 2005	18,225	$0.22	18,225
December 1-31, 2005	26,800	$0.21	26,800
February 1-28, 2006	11,875	$0.25	11,875
March 1-31, 2006	15,450	$0.46	15,450
April 1-31, 2006	9,425	$0.40	9,425
May 1-31, 2006	19,575	$0.40	19,575
June 1-30, 2006	5,250	$0.34	5,250
Total	122,757	$0.30	122,757

(1)	Represents shares of Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 6.    Exhibits.

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

August 21, 2006 August 21, 2006	Hemagen Diagnostics, Inc.
(Registrant)

/s/William P. Hales
——————————————
William P. Hales
President and
Chief Executive Officer

/s/William P. Hales
——————————————
William P. Hales
Principal Financial Officer