Form 10KSB
period 2006-09-30
HEMAGEN DIAGNOSTICS INC
filed 2007-01-18
CIK 892822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2006
Commission file number 1-11700
HEMAGEN DIAGNOSTICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	04-2869857

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. employer identification No.)

9033 Red Branch Rd., Columbia, MD	21045

(Address of Principal Executive Offices)	(Zip Code)
(443) 367-5500
(Issuer’s telephone number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock.
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes ☐ No ☑.
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     The registrant had revenues of $7,250,196 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on January 9, 2007, was $3,805,146. As of January 9, 2007, 15,220,585 shares Common Stock were outstanding.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Items 9, 10,11,12 and 14 hereof.

HEMAGEN DIAGNOSTICS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	10
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11

PART II
Item 5. Market For Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	11
Item 6. Management’s Discussion and Analysis or Plan of Operation	12
Item 7. Financial Statements	16
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	17
Item 8A. Controls and Procedures	17
Item 8B Other Information	17

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	17
Item 10. Executive Compensation	17
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Meeting	17
Item 12. Certain Relationships and Related Transactions	17
Item 13. Exhibits	17
Item 14. Principal Accountant Fees and Services	17
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions and by the context in which they are used. Such statements are based on current expectations. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. Hemagen undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.
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

Item 1. Description of Business.
Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo® product line consists of diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. The Raichem® product line consists of a complete line of clinical chemistry reagents that are sold through Hemagen’s wholly owned subsidiary, Reagents Applications, Inc., under the brand name Raichem, as well as under various OEM arrangements. The Analyst® product line is an FDA-cleared clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. In the United States, the Company sells its products through distributors and directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors. Internationally, the Company sells its products primarily through distributors. The Company was incorporated in 1985 and became a public company in 1993. Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from our site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.
In September 1998, Hemagen acquired the Analyst® Benchtop Clinical Chemistry system from Dade Behring, Inc. The Analyst® was originally designed and developed by Dupont and purchased by Dade Behring. The Analyst® is a proprietary, low cost, bench top clinical chemistry instrument and reagent system. The Analyst® instrument is used to test general chemistry profiles for both the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst is cleared by the FDA for marketing in the United States to physician office laboratories. In addition, in December 2002 Hemagen acquired Endocheck™, another veterinary chemistry analyzer system. Today, Hemagen estimates that its customer base for the Analyst is approximately 87% veterinary practices and 13% physician office laboratory practices.
In 1996, Hemagen acquired Reagents Applications, Inc. (RAI) from Kone Holdings, Inc. RAI manufactures and markets a complete line of clinical chemistry reagents and diagnostic products for in vitro use in hospitals, clinics, physicians’ office laboratories, and reference laboratories. These products are sold under the Raichem® label or through private label arrangements with several large domestic and international customers. The reagents manufactured by RAI can be used manually, or in automated clinical chemistry analyzers. In December 1999, RAI signed an exclusive supply agreement with a multinational diagnostics company, to provide reagents for their automated clinical chemistry instrument in the United States. This exclusive agreement was renewed for four years in December 2002. Sales resulting from this exclusive agreement were approximately $828,000 and $911,000 in the years ending September 30, 2006 and September 30, 2005, respectively. RAI’s foreign sales were approximately 47% and 44% of total sales for the years ending September 30, 2006 and 2005, respectively, and mainly represent sales to foreign OEM’s and distributors.
In 1995, Hemagen completed the acquisition of a comprehensive product line of diagnostic test kits utilizing immunofluorescence (“IFA products”) from Schiaparelli Biosystems, Inc. This product line is now part of Hemagen’s Virgo® product line and consists of autoimmune and infectious disease diagnostic test kits that are manufactured for manual use or for use on automated instrument platforms. In addition to the IFA line, Hemagen from its inception in 1985 has developed a comprehensive line of diagnostic test kits based on its proprietary hemagglutination technology (“HA”) and enzyme-linked immunosorbence assay technologies (“ELISA” or “EIA”). The Virgo product-line is marketed directly to reference laboratories, hospitals, and universities in the United States, among others and internationally. There are over 30 distributors that market the Virgo® product line. Hemagen also markets the Virgo® product line in South America through its 100% owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company.

Recent Developments
On September 30, 1999, current management assumed control of the Company pursuant to a settlement agreement that resulted from a consent solicitation. Management has taken actions over the past seven fiscal years to refinance the business, to consolidate operations, to reduce headcount and costs and to increase sales and marketing efforts. Under the new management, the Company has taken the following steps:
•	At the end of fiscal 2006 the company has recruited, and is involved in recruiting several key management members.
o	In August 2006, the company hired a new Director of Manufacturing & Development for its Raichem Division from Fisher Scientific where he held key Technical and Management positions. His role is to bring vast technical and management experience to the Raichem division and to steer the direction of the Raichem division including the development of certain reagents. He has held senior level positions in manufacturing, R&D, manufacturing engineering, business management, and product management, among others.

o	In November 2006, the company hired a new Director of Manufacturing & Development for its Virgo Division. His role will be to oversee all manufacturing and development in our IFA, ELISA, and HA areas. He has extensive experience in Bacteriology, virology, immunology, cell biology, and molecular biology and holds a Ph.D as well as an M.D.

o	In November 2006, the company hired a controller who has over 20 years of extensive experience in financial reporting matters and senior management.

o	In the first quarter of 2007, the company hired a new Sales Manager for our Raichem Division who will be responsible for overseeing Sales and Marketing of the Raichem Products.
•	In July 2006, the Company sold a building, that had originally been purchased for a new corporate headquarters and manufacturing plant, for $1,800,000 and recognized a gain on sale of approximately $865,000. The building was originally purchased in June 2005 for $800,000.

•	In February of 2006, the company purchased the remaining 16.3% interest in it’s Brazilian subsidiary increasing the ownership to 100%. In June 2004, the Company had purchased an additional 32.7% of the ownership of its Brazilian subsidiary, increasing its ownership to 83.7% of the subsidiary. The subsidiary distributes the Company’s Virgo autoimmune and infectious disease product lines in Brazil, and in October 2005 launched the Analyst® products in Brazil.

•	As of September 30, 2004, the Company exchanged $6,065,000 of Senior Subordinated Secured Convertible Notes that were due April 2005 for 5,079,438 shares of Common Stock and new Senior Subordinated Secured Convertible Notes with a face value of $4,033,225. The new Notes pay interest quarterly at the rate of 8% per annum, are convertible into common stock at $0.75 per share any time after September 30, 2005, and mature on September 30, 2009. (See footnote J of the financial statements for a detailed description of the transaction).

•	In fiscal 2004, Raichem entered into a supply arrangement with an international biotech company to manufacture several proprietary products on a contract basis. Revenues in fiscal 2006 were approximately $235,000 compared to revenues of $164,000 in fiscal 2005. The Company is attempting to continue to develop this arrangement into additional future business and to extend the supply agreement during fiscal 2007.

•	In June 2004, the Company hired new management for the Brazilian subsidiary. During fiscal 2006, Brazilian sales increased by $301,000, which management believes is due to the change in Brazil’s management as well as an improvement in the currency fluctuations in the Brazilian marketplace.

•	Focused on continuing to reduce selling, general and administrative expenses including outside consulting and professional services, while managing other operational expenses more tightly. Selling, general and administrative expenses for fiscal year 2006 were approximately $2,325,626 as compared to approximately $2,350,900 in fiscal year 2005.

•	Initiated and established an Employee Stock Ownership Plan (ESOP) to increase employee ownership of the Company. The ESOP plan is a qualified employee benefit plan that based on the Company’s discretionary contributions, purchases Company common stock on the open market. At September 30, 2006, the employees of the company owned approximately 304,069 shares of the outstanding common stock, approximately 2.01%, through the ESOP.

•	As of December 2001, acquired substantially all of the assets of Kalisto Biologicals, Inc. Kalisto manufactured and marketed a clinical chemistry analyzer called the Endochek™, that is used to measure essential constituents in animal blood. The Endochek is now marketed by Hemagen as an alternative to the Analyst® and is used to reach more price sensitive veterinary practices than those that would normally purchase the Analyst.

•	In fiscal 2001, consolidated operations by closing the Waltham, Massachusetts facility and moving the headquarters and certain manufacturing operations to Hemagen’s Columbia, Maryland facility. Certain unprofitable product lines were discontinued at that time.

•	Since 1999, reduced headcount by approximately 53%, from 98 employees as of September 30, 1999, to 46 as of September 30, 2006. Management believes that the reduction in the number of employees has not had a negative impact on the operations of the company, and has helped the Company become more competitive.
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
     Clinical Chemistries
     Hemagen’s blood chemistry and Analyst system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.
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
     Autoimmune and Infectious Disease Assays
     Detection of the presence and concentration of certain antibodies in human blood can assist physicians in the diagnosis of certain diseases. Hemagen’s assays are in vitro (outside of a patient’s body) diagnostic tests that are used to measure specific substances, antibodies, in blood or other body fluids. Our assays recognize specific antibodies that bind to our assay platforms in the proper environment, making it detectable either by the naked eye, or with the aid of a laboratory technique, which amplifies the reaction so that it is rendered visible. Hemagen’s hemagglutination, ELISA and immunofluorescence assays are three examples of such techniques.
     Immunofluorescence
     Hemagen’s immunofluorescence tests are manufactured using several procedures, the most common, using mammalian cells grown on microscope slides treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells on the slides. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical reagent is added to the slide that binds to the organism and the antibody, if present and detectable. When the slide is illuminated with light at a specific wavelength in a fluorescent microscope, the chemically-treated cells will appear with a specific fluorescent pattern, indicating a positive test result. If the patient did not have detectable quantities of the appropriate antibody, no fluorescence will appear producing a negative test result.
     Enzyme Linked Immunosorbent Assays
     ELISA or EIA tests employ small plastic wells coated with particular antigens. The test process involves introducing the patient’s serum into the well to allow a reaction to occur. If the antibody being tested for is present, it will bind to the antigens on the inner surface of the well. After the wells are rinsed, the specifically bound antibody will remain while any non-specific antibodies will be washed away. To detect the quantity of the specific antibody, other compounds (conjugate, substrate) are added which will cause a color change in the liquid, the intensity of which is proportionate to the quantity of the specific antibody found. If no color is noted, this indicates that the patient’s serum did not contain detectable quantities of the specific antibody.
     Hemagen has developed an application for its ELISA technology to detect cardiovascular and inflammatory risk factors (apolipoproteins) and inflammatory signals (acute phase reactants), the latter of which are present in a patient’s blood prior to the clinical manifestation of infection or inflammation. If successful, these technologies could lead to earlier detection and prevention of cardiovascular disease, the imminent rejection of transplanted organs or the onset of infections. Such earlier detection could enable physicians to better plan appropriate treatment of patients with these conditions. Hemagen currently markets two test kits to detect inflammatory signals.
     Hemagglutination
     Hemagglutination is the agglutination or “clumping” of red blood cells (RBCs). Many substances, including certain antibodies, when placed in contact with RBCs, will cause agglutination. Under the appropriate conditions, human RBCs may be modified or sensitized by binding specific foreign antigens to their surface. These sensitized RBCs will bind to the specific antibody and this will cause agglutination of these cells. The presence of certain antibodies in an individual’s serum (blood from which clotted RBCs have been removed) can indicate certain diseases. By sensitizing RBCs with an antigen that specifically reacts with a particular antibody, the simple visible observation of the agglutination reaction will indicate the presence of the disease-produced antibody. The use of RBCs instead of other particles can allow for simple visual observation of the agglutination reaction in the proper environment, and reduces the non-specific reactions seen in artificial systems such as those that utilize latex particles.
     To perform Hemagen’s hemagglutination test, a technician combines Hemagen’s sensitized RBCs with a patient’s serum in a small well with a V-shaped bottom according to directions included with Hemagen’s test kits. If no agglutination takes place, the RBCs will settle to the bottom of the well, resulting in a clearly visible red dot which indicates that the test is negative. In contrast, if the particular antibody is present in the patient’s blood, the RBCs will agglutinate, which prevents the RBCs from settling to the bottom of the well. Instead of the small red dot, the substance will appear a diffuse red, which indicates a positive reaction.
Current Products
     Analyst® System Products
     Hemagen currently markets four FDA 510(k) cleared rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells two general chemistry rotors specifically designed for the veterinary marketplace called the VET-16, and the VetSelect.
     RAI Products
     Hemagen’s general chemistry products, sold under the trade name RAICHEM® consist of a broad range of assays used on automated and semi-automated clinical chemistry analyzer systems or run manually. Many of the RAICHEM assays are used in profiling general health conditions and as specific indications of possible disease states. The most widely recognized general chemistry tests made by Hemagen include those for blood levels of glucose, cholesterol, triglycerides, uric acid, urea nitrogen and total protein. In all, more than 70 of Hemagen’s clinical chemistry products have been 510(k) cleared by the FDA for sale in the United States.
     Immunofluorescence or “IFA” Products
     Hemagen’s immunofluorescence products consist primarily of diagnostic assays for infectious diseases and several products for autoimmune diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories in the United States. There are currently 15 kits sold in the immunofluorescence format.
Hemagen’s immunofluorescence products are used to aid in the diagnosis of the following:

cytomegalovirus infections	Herpes simplex
SLE (lupus)	german measles
connective tissue diseases	chicken pox
primary bilary Cirrhosis	infections with Epstein-Barr virus
toxoplasmosis	chlamydial infections
syphilis	measles
primary RSV infections	mumps infections autoimmune diseases
ELISA Assays
     Hemagen develops, manufactures, and markets ELISA test kits for the detection of disease. Along with the immunofluorescence and hemagglutination assays, Hemagen’s ELISA kits test for specific antibodies. The quantitative or semi-quantitative test results give useful information about the stage and prevalence of a particular disease. Elisa tests are widely used by large laboratories, due to their ready adaptability to automation and high volume testing. Hemagen’s autoimmune and infectious disease ELISA kits are used in the diagnosis of the following diseases:

Systemic Lupus Erythematous (lupus)	Rheumatoid Arthritis
Scleroderma	Sjögren’s syndrome
Glomerulonephritis	mixed connective tissue disease
Polymyositis	Dermatomyositis
Primary biliary cirrhosis	Wegener’s granulomatosis
Systemic Vasculitides	Anti-phospholipid Syndrome
Venous and arterial thromboses	Thrombocytopenia
Recurrent abortion	Toxoplasmosis
Rubella (German Measles)	Cytomegalovirus infections
Herpes simplex 1 & 2 infections	Chagas Disease
Varicella Zoster infections (Chicken pox & shingles)
     Hemagen has also developed specialized assays for quantitative analysis of the acute phase markers, C-Reactive Protein and Serum Amyloid A. These are believed to be important in the detection and prediction of inflammatory events associated with several diseases, including systemic lupus, rheumatoid arthritis, and myocardial infarction.
     Hemagen also offers ELISA & hemagglutination screening assays, capable of verifying the presence of as many as six analytes in a single test. This is a useful tool in a patient’s initial assessment. For example, if an individual’s autoimmune screen 6 test is positive, individual marker kits are then used to differentially diagnose the particular rheumatoid disease. To better serve customer’s needs, most of the reagents for these kits are offered in both lyophilized and liquid-stable form.
Hemagglutination Assays
     Hemagen’s hemagglutination assays are based on Hemagen’s proprietary technique to lyophilize, or

“freeze dry,” the RBCs which form the central component of a hemagglutination assay. Hemagen’s proprietary lyophilization technique for the preservation of RBCs permits the production of standardized, easy-to-use and accurate hemagglutination tests with an extended shelf-life, most of which were previously unavailable using hemagglutination assays. The shelf-life of the lyophilized RBCs before reconstitution may be up to 48 months. A technician reconstitutes the powdered cells in a water-based solution prior to introducing to the patient’s serum.
     Each hemagglutination test also requires a specific formula to sensitize the RBCs prior to lyophilization such that they will react to a specific antibody. For each of its tests, Hemagen uses a proprietary formula to combine antigens and other reagents with RBCs in a manner that allows for standard, sensitive and specific agglutination reactions. Results from Hemagen’s test kits are generally available within two hours. Hemagen’s hemagglutination test kits aid in the diagnosis of the following diseases:

SLE (lupus)	dermatomyositis
mixed connective tissue disease	polymyositis
Sjögren’s syndrome	rheumatoid arthritis
scleroderma (systemic sclerosis)	Chagas’ disease
Distribution and Marketing
     General
     In the United States, Hemagen, excluding the RAI division, sells its products directly and through distributors to clinical laboratories, hospitals, veterinary offices, and research organizations, among other places. Domestically, the RAI division mainly sells its products to large multinational distributors on a private label basis. Internationally, Hemagen sells its products primarily through distributors and its wholly owned subsidiary in Brazil. Hemagen grants both exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with over 30 distributors in various countries worldwide.
     Hemagen’s primary non-exclusive distributor of the Analyst product line to physician office laboratories is Inverness Medical Innovations Inc. (“Inverness”), formerly Wampole Labs prior to it being acquired by Inverness. Sales to Inverness accounted for approximately $165,000 and $458,000 or approximately 2% and 6% of Hemagen’s revenue for the fiscal years ended September 30, 2006 and 2005, respectively.
     Hemagen markets its Virgo product line in South America through HDC in Brazil. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle light assembly work, shipping, and technical support for the products. In fiscal years 2006, and 2005, Hemagen derived product sales through HDC of $1,507,000 and $1,206,000, respectively, which represents 21% and 16% of Hemagen’s total sales, respectively.
Products Under Development
     Hemagen spent approximately $317,000 and $281,000 on research and development for the fiscal years ended September 30, 2006, and 2005, respectively. Such research and development is focused on:
•	Activities related to upgrades to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Continuing to develop additional assays and reagents to fill in the Raichem clinical chemistry reagent product line; and

•	Developing new ELISA kits and enhancing existing ELISA kits.
Manufacturing and Sources of Supply
     Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst and Endochek consumables at its Columbia, Maryland facility. Clinical chemistry products are produced at Hemagen’s facility in San Diego, California. The Analyst and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Certain of these antigens and reagents are from single suppliers. The Company attempts to minimize the risk from these single suppliers by maintaining an adequate supply of inventory. If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus could have a material adverse effect on the business, financial condition, and results of operation. Some of the reagents used in Hemagen’s test kits are manufactured at Hemagen’s facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen’s products are manufactured under the Quality System Regulation as defined by the FDA.
     Most components used in Hemagen’s products are available from multiple sources. The outsourced manufacturing of the Analyst instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a business risk for Hemagen because the Analyst instrument is a viable alternative to the Endochek. The chemistry tablets that are used in the Analyst rotors are manufactured for the Company pursuant to a manufacturing agreement with another diagnostics manufacturing company that has been a reliable vendor for the Company for over eight years. This company is a sole source for the tablets today. The Company continues to consider other potential vendors or alternative vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets used in the Analyst product line.
Government Regulation
     Hemagen’s manufacturing, distribution, and marketing of diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, Hemagen’s production and marketing activities are subject to regulation by the FDA, under the authority of the Federal Food Drug, and Cosmetic Act, as amended.
     These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submission process, either the 510(k) process or the Pre-market Approval (PMA) process. When a 510(k) process is used, Hemagen is required to demonstrate that the product is “substantially equivalent” to another product in commercial distribution. Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process that involves a lengthier and more burdensome process.
     Hemagen is required to register with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA’s Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. The most recent inspections by the FDA were in May 2006 for the Columbia, MD facility and June 2006 for the Company’s San Diego, CA facility. The results of those inspections can be reviewed by going to the FDA website at www.fda.gov. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in conformity with all such regulations.
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
Product Liability
     The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against Hemagen. Hemagen may incur product liability due to product failure or improper use of products by the user. Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from Hemagen’s test kits could lead a physician to predict the inappropriate therapy for a particular patient. Hemagen maintains product liability insurance in the amount of up to $2,000,000 per incident and in the aggregate which, based on Hemagen’s experience and industry practice, Hemagen believes to be adequate for its present operations. No assurance can be given that Hemagen’s insurance coverage is sufficient to fully insure against claims which may be made against Hemagen.
Patents and Proprietary Rights
     Hemagen protects its technology primarily as trade secrets rather than relying on patents, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. In addition, Hemagen relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that Hemagen’s efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. Hemagen may in the future apply for patent protection for certain of its technology when management believes such protection would be beneficial to Hemagen. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for Hemagen’s technology.
Royalty Obligations
     Hemagen is required to pay royalties to third parties on sales of some of its products. Hemagen had a license agreement with another diagnostics company for the license of technical information relating to the Analyst® product line. The license was signed in conjunction with the Analyst acquisition and required payments through August 2004. Hemagen has a license agreement for the use of certain technology involved in the manufacture and sale of the Analyst product line, which terminates upon the expiration of the last patent associated with the applicable technology, which is February 2007.
Employees
     As of September 30, 2006, Hemagen had 46 full-time employees, 12 are employed in sales, marketing, general and administrative activities and 34 are involved in production and research and development.
     None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.
Item 2. Description of Property
     Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. Under the Columbia lease, which extends through June 30, 2007, Hemagen pays approximately $195,000 per year in rent. Hemagen also leases 20,160 square feet in San Diego, California, where it manufactures the RAICHEM products. Under the San Diego lease, which extends through May 31, 2008, Hemagen will pay approximately $256,000 in rent during the next fiscal year. The company is currently negotiating with its current landlord in Columbia, MD as well as other property owners for a new lease in the Maryland area.

     Hemagen’s subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil pursuant to a lease that expires on June 30, 2006. The lease has been extended without a definitive stated term. Either party can terminate with 60 days notice. This subsidiary pays approximately $61,000 per year in rent for this space.
     It is management’s opinion that all of the properties are adequately insured. Management believes that it currently has excess space and is working to eliminate the excess leased space. In June 2005, the Company purchased a new 64,500 square foot corporate headquarters facility located in Baltimore, Maryland for $800,000 and obtained financing for the build out and relocation of its existing facilities to the new building at an estimated project cost of approximately $2,150,000. However, in July 2006 the company sold the building for $1,800,000 and recognized a gain on sale of approximately $865,000. Over the upcoming fiscal year, management will continue to look at ways to eliminate the excess leased space.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None during the fourth quarter.
Part II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB”. Prior to that date, the Company’s common stock traded on the over–the-counter market through the Nasdaq Smallcap Market from February 4, 1993 to February 28, 2003. On January 9, 2007 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.25 and $0.25 per share, respectively.
     For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during Fiscal 2006 and 2005. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2005
First Quarter	$0.51	$0.22
Second Quarter	$0.45	$0.27
Third Quarter	$0.40	$0.22
Fourth Quarter	$0.33	$0.17

Fiscal 2006
First Quarter	$0.26	$0.17
Second Quarter	$0.52	$0.19
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.36	$0.25
     As of January 9, 2007, there were 171 holders of record of Hemagen’s Common Stock which Hemagen believes represents approximately 1,800 beneficial owners.
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

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants, and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,496,014 (1)	$1.08	550,500 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	2,496,014 (1)	$1.08	550,500 (2)

(1)	Amount includes 1,000,000 options for the purchase of common stock issued under the Company’s 2001 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors on September 30, 1999, 164,500 options for the purchase of common stock pursuant to the Company’s 1992 Stock Option Plan approved by the shareholders on February 27, 2001 and 150,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors Stock Option Plan approved by the shareholders on April 25, 2000 that have been issued as of September 30, 2006.

(2)	Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan and 2000 Directors Stock Option Plan that have not been issued as of as of September 30, 2006.
Item 6. Management’s Discussion and Analysis or Plan of Operations
Overview
Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and for assessing general health conditions. Hemagen has approximately 150 different test kits available that are 510(K) cleared for sale in the United States by the FDA.
Fiscal year 2006 represents the seventh year of operations under a new management team. Management has been working over the past seven fiscal years to take the appropriate actions to improve the management and operations of the Company while attempting to achieve sustained profitability. There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, that cash flow from operations, the cash on hand at September 30, 2006 and its line of credit availability will be sufficient to finance its operations for fiscal 2007. See the “Recent Developments” section on page 4.
At September 30, 2006, Hemagen had $151,000 of unrestricted cash, working capital of $2,926,686 and a current ratio of 3.3 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. In July 2006, the building was sold for $1,800,000 and the company recognized a gain on sale of $865,000. At September 30, 2006 the Company had $0 borrowed on its line of credit facility and the debt on the building was repaid.
Hemagen believes that cash flow from operations, cash on hand at September 30, 2006, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007. The line of credit matures on March 31, 2007 and the Company expects to renew the line at that time. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.
Results of Operations
Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
Revenues for fiscal 2006 decreased $336,000 (4%) to approximately $7,250,000 from approximately $7,586,000 for fiscal 2005. The overall decrease in sales resulted from $286,000 of decreased sales of the Company’s Analyst Clinical Chemistry Analyzer line, $278,000 of decreased sales of the Company’s Raichem division offset by $148,000 of increased sales of the Company’s Virgo Autoimmune and infectious disease product line.
The increase in the Virgo product line sales mainly resulted from growth at the Company’s Brazilian subsidiary, Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. This growth resulted from a new management team that was put in place at the end of fiscal year 2004. In addition, the sales in Brazil have benefited by the strength of the Brazilian reais as compared to the US dollar over the past year.
Sales of the Analyst Clinical Chemistry Analyzer product line were $286,000 lower than the prior year as a result of lower sales to physician office laboratories and distributors that support that market. This decrease is due to the overall decline in the human market as a result of the decreased use of the Analyst® machine in the market. The largest decrease was resulted from lower sales to a foreign distributor of $293,000 offset by increases in the vet market and new customers of $135,000. Other factors in the decreased sales were lower equipment sales of $96,000 and less service contract revenue of $32,000.
The decrease in the Company’s Raichem division of $278,000 resulted from the loss of sales to several top customers. Three of the top customers had lower sales of $188,000.
The Company believes it will be able to continue to increase its revenues by adding additional OEM contracts, by increasing the product offerings, and by adding direct customers, and distributors and through increasing the business to current customers. However, Hemagen can give no assurances that it will be able to increase revenues in the future.
Cost of product sales decreased approximately $1,006,000 (18%) to approximately $4,671,000 from approximately $5,677,000 in fiscal 2005 due to a decrease in production costs and higher levels of production. Cost of product sales as a percentage of sales were 64% in fiscal year 2006 as compared to 75% in fiscal year 2005. Gross margins for fiscal year 2006 were 36% as compared to 25% in fiscal year 2005. The gross margins for the year increased 11% in fiscal 2006 as a result of lower production costs and higher production levels in certain product lines as compared to fiscal 2005. The production costs were lower as a result of lower depreciation for the Analyst equipment, reduced temporary labor expense, and reduced outside consulting services. In addition in 2005, the company experienced production problems in one of its consumables product lines. In fiscal year 2006, production levels were higher than previous years in the Company’s Virgo product line and the Raichem division. The increase in production levels resulted in increased manufacturing efficiencies in the current fiscal year.
Research and development expenses for fiscal 2006 increased approximately $36,000 (13%) to approximately $317,000 from $281,000 in the previous year. This increase is attributable to higher consultancy expenses related to the Virgo product line for developing and improving the Company’s existing ELISA products and certain other projects.
Selling, general and administrative expenses for fiscal 2006 decreased approximately $25,000 (1%) to approximately $2,326,000 from $2,351,000 in the previous year primarily due to reduced legal and consulting services in the current year.
In fiscal 2006, there was no write-off of goodwill, as in the prior year. In 2005, goodwill of $152,000 was written off based on impairment tests performed. The goodwill on the books related to the 1996 acquisition of the Raichem, clinical chemistry division. Management determined that based on the cash usage and the accumulation of previous year’s losses from the consolidated operations of the company an impairment of goodwill had occurred, and was written off.
For the fiscal year 2006, Hemagen had an operating loss of $63,000 as compared to $875,000 for the previous fiscal year. This decrease in operating loss resulted primarily from higher gross margins from the previous year and the gain on the sale of the building.
Net other expense decreased $865,000 (209%) to approximately $452,000 of income from approximately $413,000 of expenses in fiscal 2005. The reduction in other expenses resulted from the gain on the sale of the building. Net interest expense for fiscal 2006 was $452,000 as compared to $413,000 in fiscal 2005. Cash payments of interest expenses decreased by $30,000 (9%) to $320,000 in the current year as compared to $350,000 in the prior year.
In the current fiscal year, the Company had $75,000 of income tax expense as compared to $49,000 in fiscal year 2005. All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carryforwards utilized according to Brazilian tax law.
Net income for fiscal 2006 increased to approximately $313,000 (123% increase) or $0.02 per share basic compared to a net loss of approximately $1,337,000 or $0.09 per share basic, for the previous year primarily due to the write off of Raichem goodwill and lower margins in the previous fiscal year offset by the gain on the building sale, and higher margins in the current year.
Liquidity and Capital Resources
At September 30, 2006, Hemagen had $151,000 of unrestricted cash, working capital of $2,927,000 and a current ratio of 3.3 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At September 30, 2006 the Company had no outstanding borrowings on its line of credit facility.
In fiscal 2005, Hemagen had capital expenditures of $851,000 mainly related to the purchase of a corporate manufacturing headquarters building. In fiscal 2006, Hemagen had no capital expenditures related to the purchase of the corporate manufacturing headquarters building because in July 2006 the company sold the building for $1,800,000 dollars and recognized a gain on sale of $865,000. At September 30, 2005, the construction Note payable was classified as a current liability of the Company and thus had had a substantial impact on the working capital ratio at the end of 2005. In fiscal 2006, Hemagen had capital expenditures of $20,000.
In fiscal 2006, Hemagen used cash of approximately $122,000. Cash used by operating activities was approximately $737,000. Cash generated by investing activities was approximately $1,673,000 and financing activities used approximately $1,050,000. The effect of exchange rates on cash in the current fiscal year resulted in a negative adjustment of approximately $7,000 which offset the cash usage from operating and investing activities.
Hemagen believes that cash flow from operations, cash on hand at September 30, 2006, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007. The line of credit matures on March 31, 2007 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.
Fiscal 2006 compared to Fiscal 2005
Hemagen used $737,000 of cash flow from operating activities during fiscal 2006 compared to using $475,000 in cash flow from operating activities in fiscal 2005. This increase in cash used is attributed to the increase in cash provided by the gain on the sale of the building of $865,000, which was offset by increased cash used to reduce accounts payable and accrued expenses of $246,000,an increase in accounts receivable of $46,000, and an increase in the cash used to reduce the line of credit and note payable of $1,050,000.
Cash provided by investing activities totaled $1,673,000 in fiscal 2006, as compared to $851,000 of cash used in fiscal 2005. The cash provided in fiscal 2006 was related to the proceeds from the sale of the building.

The company had capital expenditures of $20,000 in fiscal 2006. In June 2005, the Company purchased the building, which was intended to be a new corporate headquarters and manufacturing facility, for approximately $827,000 and other capital expenditures of $24,000, which represents the cash used in fiscal year 2005.
Cash used in financing activities totaled $1,050,000 in fiscal 2006 as compared to $1,015,000 generated in fiscal 2005. The cash used in the current year represents $400,000 used to pay off the revolving line of credit and $650,000 used to pay off the note payable for the building sold in July 2006. The cash generated in the previous year represents $612,000, the net amount financed with a construction loan obtained to purchase and build out the Company’s new facility, and $400,000 borrowed on the Company’s line of credit facility during fiscal year 2005. The increased borrowings on the line of credit facility were mainly attributed to cash used for the Company’s equity contribution to the facility purchase and expenditures related to this new facility, and to finance operations.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007: thus it will start affecting the Company on            October 1, 2009, the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e., iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not anticipate that SAB 108 will have a material effect on our financial position, results of operations, or cash flows.
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2008 fiscal year. The company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company will utilize the modified prospective method upon adoption of the standard and anticipates recognizing compensation expenses of between $15,000 and $20,000 related to outstanding stock options in fiscal 2007.

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
Instruments are usually sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer. Instrument revenue is recognized upon shipment and when all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible
Revenue under product service contracts, which are generally for one year or less, are recognized ratably over the term of the contract, based on the relative fair value of the contracts.
Accounts Receivable
The majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We maintain allowances for doubtful accounts based on a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual amounts collectible could vary from our estimates and affect our operating results.
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
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 8A. Controls and Procedures
The Company’s Chief Executive Officer, William P. Hales has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, this officer believes that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Grant Thornton, LLP has informed the company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented. The Company is currently working to appropriately document these internal controls.
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.
The Company’s Chief Financial Officer, Deborah F. Ricci, resigned effective May 10, 2006. In November 2006 the company hired a new controller who is responsible for preparing these financial statements.
Item 8B. Other Information
     None.
PART III
Items 9 through 12 and 14 are incorporated by reference to the Registrant’s Proxy Statement relating to its 2006 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30th. Information required by Regulation S-B Item 201(d) is contained in Item 5 of this form 10-KSB.
Item 13. Exhibits
     None filed herewith.
(a)(1) and (2) Financial Statements and Schedules

(a)(3) Exhibit List.

Exhibit No.	Description of Exhibit	Filing Status

3.1	Certificate of Incorporation.	A

3.2	Bylaws.	A

4.1	Specimen Stock Certificate.	A

4.2	Rights Agreement dated January 27, 1999.	A

4.3	First Amendment to the Rights Agreement dated September 30, 1999.	B

10.6*	1992 Stock Option Plan.	A

10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil.	N

10.25	Settlement Agreement dated September 30, 1999.	C

10.29	Form of 8% Senior Subordinated Secured Convertible Note.	E

10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9,2000.	E

10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000.	D

10.35*	2001 Stock Option Plan.	D

10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc and Bay National Bank dated September 26,2002	I

10.42*	Directors Rule 10(b)5-1 Stock Purchase Plan	J

10.44*	Hemagen Employee Stock Ownership Plan	K

10.45	Trust Agreement for the Hemagen Stock Ownership Plan	K

10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement	K

10.52	Form of 8% Senior Subordinated Secured Convertible Note dated September 30, 2004.	M

10.55	Construction Loan Agreement and related Promissory Note between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005.	L

10.60	Second modification and amendment to Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005.	L

10.65	Lease Agreement for 330 North Warwick Avenue, Baltimore City, Maryland between Hemagen Properties LLC and Hemagen Diagnostics, Inc. dated June 24, 2005.	L

14.0	Code of Ethics Policy	J

Exhibit No.	Description of Exhibit	Filing Status

14.1	Insider Trading Policy	J

23	Consent of Independent Registered Public Accounting Firm	O

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	O

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	O

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)	O

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)	O

*Management compensatory contracts.
A.	Incorporated by reference to Registration Statement No. 33-52686-B.

B.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000.

C.	Incorporated by reference to Hemagen’s Form 8-K filed on October 7, 1999.

D.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001.

E.	Incorporated by reference to Hemagen’s Form S-3 filed on July 21, 2000.

F.	Incorporated by reference to Hemagen’s Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001.

G.	Incorporated by reference to Hemagen’s 10-QSB for the quarter ended March 31, 2001.

H.	Incorporated by reference to Hemagen’s Form 8-K filed on March 23, 2001.

I.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002.

J.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003.

K.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004.

L.	Incorporated by reference to Hemagen’s Form 10-QSB for the quarter ended June 30, 2005.

M.	Incorporated by reference to S-3 filed on May 26, 2005.

N.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2005.

O.	Filed herewith.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hemagen Diagnostics, Inc.
We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Baltimore, Maryland
January 16, 2007

Hemagen Diagnostics Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
As of September 30, 2006 and 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150,663	$272,168
Accounts receivable, less allowance for doubtful accounts of $76,625 and $86,862 at September 30, 2006 and 2005, respectively	1,003,373	957,518
Inventories, net	2,760,781	2,762,967
Prepaid expenses and other current assets	267,863	282,762

Total current assets	4,182,680	4,275,415

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	170,974	1,024,349

OTHER ASSETS, NET
Other	35,118	37,824

	35,118	37,824

Total Assets	$4,388,772	$5,337,588

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
As of September 30, 2006 and 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion senior subordinated secured convertible notes due April 17, 2005, net of unamortized discount of $5,188 at September 30, 2005	—	$25,000
Revolving line of credit	—	400,000
Accounts payable and accrued liabilities	1,230,890	1,476,541
Deferred revenue	25,104	40,385
Note payable	—	650,000

Total current liabilities	1,255,994	2,591,926

Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $209,285 and $269,257 at September 30, 2006 and 2005, respectively	3,840,565	3,763,968

Total liabilities	5,096,559	6,355,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued
Common stock, $0.01 par value - 30,000,000 shares authorized; 15,325,281 and 15,304,343 shares issued and outstanding at September 30, 2006 and 2005, respectively	153,252	153,043
Additional paid-in capital	22,836,134	22,832,155
Accumulated deficit	(23,503,209)	(23,816,135)
Accumulated other comprehensive loss — currency translation loss	(104,327)	(97,732)
Less treasury stock at cost; 100,000 shares at September 30, 2006 and 2005, respectively	(89,637)	(89,637)

Total stockholders’ deficit	(707,787)	(1,018,306)

Total liabilities and stockholders’ deficit	$4,388,772	$5,337,588

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended September 30, 2006 and 2005

	2006	2005
Net sales	$7,250,196	$7,585,654

Costs and expenses
Costs of sales	4,670,526	5,676,562
Research and development	317,196	281,019
Selling, general and administrative	2,325,626	2,350,899
Impairment of goodwill	—	152,324

Total operating costs and expenses	7,313,348	8,460,804

Operating loss	(63,152)	(875,150)

Other income (expenses)
Interest expense, (net), including $55,785 and $62,794, respectively of debt discount amortization	(452,255)	(412,962)
Gain on building sale	865,198	—
Other income (expense)	38,596	—

Total other income (expense)	451,539	(412,962)

Net income (loss) before income taxes	388,387	(1,288,112)

Income tax expense	(75,461)	(49,137)

Net income (loss)	$312,926	$(1,337,249)

Net income (loss) per share — Basic	$0.02	$(0.09)

Net income (loss) per share — Diluted	$0.02	$(0.09)

Weighted average common shares used in the calculation of net loss per share — Basic	15,220,585	15,204,351

Weighted average common shares used in the calculation of net loss per share — Diluted	15,300,289	15,204,351

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2006 and 2005

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

Balance at October 1, 2004	15,294,343	$152,943	$22,829,354	$(22,478,886)	$(151,812)	100,000	$(89,637)	$261,962

Net loss	—	—	—	(1,337,249)	—	—	—	(1,337,249)
Foreign exchange translation adjustment	—	—	—	—	54,080	—	—	54,080

Total Comprehensive loss								(1,283,169)
Exercise of stock options	10,000	100	2,801	—	—	—	—	2,901

Balance at September 30, 2005	15,304,343	$153,043	$22,832,155	$(23,816,135)	$(97,732)	100,000	$(89,637)	$(1,018,306)

Net income (loss)	—	—	—	312,926	—	—	—	312,926
Foreign exchange translation adjustment	—	—	—	—	(6,595)	—	—	(6,595)

Total Comprehensive income								306,331
Issuance of common stock in exchange for secured convertible Notes due September 30, 2009	20,938	209	3,979	—	—	—	—	4,188

Balance at September 30, 2006	15,325,281	$153,252	$22,836,134	$(23,503,209)	$(104,327)	100,000	$(89,637)	$(707,787)

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income (loss)	$312,926	$(1,337,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	43,912	300,754
Amortization of debt discount	55,785	62,794
Provision for bad debts	—	10,488
Write off of fixed assets	—	14,333
Impairment of goodwill	—	152,324
Loss on sales of property and equipment	2,521	—
Gain on the sale of the building	(865,198)	—
Changes in operating assets and liabilities:
Accounts receivable	(45,855)	(8,871)
Inventories	2,186	576,965
Prepaid expenses and other assets	17,607	(126,425)
Accounts payable and accrued expenses	(245,653)	(107,499)
Deferred revenue	(15,281)	(12,877)

Net cash used in operating activities	(737,050)	(475,263)

Cash flows from investing activities
Purchase of property and equipment	(19,674)	(850,510)
Proceeds from the building sale, net of expenses	1,692,240	—

Net cash provided by (used in) investing activities	1,672,566	(850,510)

Cash flows from financing activities
Net (payments on) borrowings from revolving line of credit	(400,000)	400,000
Net (payment on) proceeds from land and building mortgage financing	(650,000)	612,175
Exercise of stock options	—	2,901

Net cash (used in) provided by financing activities	(1,050,000)	1,015,076

Effect of exchange rates on cash and cash equivalents	(7,021)	44,323

Net decrease in cash and cash equivalents	(121,505)	(266,374)

Cash and cash equivalents, beginning of year	272,168	538,542

Cash and cash equivalents, end of year	$150,663	$272,168

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
NOTE A — NATURE OF BUSINESS
Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 150 FDA-cleared proprietary medical diagnostic test kits. Hemagen has three different product lines. The Virgo® product line consists of diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunofluorescence, and hemagglutination technology. The Raichem® product line consists of a complete line of clinical chemistry reagents that are sold through Hemagen’s wholly owned subsidiary, Reagents Applications, Inc., under the brand name Raichem, as well as under various OEM arrangements. The Analyst® product line is an FDA-cleared clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. In the United States, the Company sells its products through distributors and directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors. Internationally, the Company sells its products primarily through distributors. The Company was incorporated in 1985 and became a public company in 1993.
At September 30, 2006, Hemagen had $151,000 of unrestricted cash, working capital of $2,927,000 and a current ratio of 3.3 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. However, in July 2006 the company sold the building and recognized a gain of $865,198. At September 30, 2006 the Company did not have any borrowings against its line of credit facility.
Hemagen believes that cash flow from operations, cash on hand at September 30, 2006, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007. The line of credit matures on March 31, 2007 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Reagents Applications, Inc. (“RAI”) and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Foreign Currency Translation
The financial position and results of operations of HDC are measured using HDC’s local currency as the functional currency. Revenues and expenses of HDC have been translated into U.S. dollars at average exchange rates prevailing during the year. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.
Cash Equivalents
The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
Accounts Receivable
The majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30-60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $76,625 and $86,862 on September 30, 2006 and 2005, respectively. The Company does not accrue interest on accounts receivable past due. Changes in the Company’s allowance for doubtful accounts is summarized as follows:

Allowance
for Doubtful
Accounts
Balance, October 1, 2004	$102,359
Bad debt expense	10,488
Accounts receivable write-offs	(25,985)

Balance, September 30, 2005	$86,862
Bad debt expense	1,114
Accounts receivable write-offs	(11,351)

Balance, September 30, 2006	$76,625

Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 4 to 10 years. Expenditures for repairs and maintenance are expensed as incurred.
Other Assets
Other assets, net at September 30, 2006 consists of product registration certificates which are being amortized over their 5 year life. At September 30, 2005, other assets, net, consisted primarily of loan origination fees that would have been amortized over the life of the applicable loans. However, with the sale of the building these fees were expensed. The company had previously accounted for goodwill under Statement of Financial Accounting Standards No. 142 Goodwill and Intangible Assets (“SFAS 142”). SFAs No.142 requires goodwill to be tested annually for impairment and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Based on the impairment test performed, in fiscal year 2005 the Company wrote off all of the goodwill of $152,324.
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

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
Revenue Recognition
Revenues from the sale of products are recognized when shipped and all contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured. Revenues from product service contracts which we based on their relative fair value are recognized ratably over the terms of the contracts. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of product service contracts not complete at the balance sheet date is included in deferred revenue.
Stock- Based Compensation
The Company accounts for stock-based employee compensation arrangements using the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standard No. 148.
Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, the Company’s net loss for the years ended September 30, 2006 and 2005 would have increased as shown in the table below.

	2006	2005
Net income (loss) as reported	$312,926	$(1,337,249)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(68,496)	(10,553)

Proforma Net Income (Loss)	$244,430	$(1,347,802)

Basic Net income (loss) per share as reported	$0.02	$(0.09)

Diluted Net income (loss) per share as reported	$0.02	$(0.09)

Proforma Basic Net income (loss) per share	$0.02	$(0.09)

Proforma Diluted Net income (loss) per share	$0.02	$(0.09)

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
Net Loss Per Share of Common Stock
Basic earnings per share excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents outstanding, unless the impact of those equivalents is antidilutive. The computation of weighted average shares outstanding for fiscal years 2006 and 2005 is as follows:

	2006	2005

Common shares outstanding for basic EPS	15,220,585	15,204,351
Shares issued upon assumed exercise of outstanding stock options	79,704	—

Weighted average number of common and common equivalent shares outstanding for diluted EPS	15,300,289	15,204,351

Common share equivalents outstanding at September 30, 2006 and 2005 totaling 6,497,266 and 7,873,647 shares, respectively including currently outstanding stock options and convertible debt, were not included in the denominator for diluted income per share as their effect was anti-dilutive. The effect of any issuances under the stock rights plan were also not considered in the above calculation due to the fact that the contingency surrounding their issuance had not been met.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
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
Advertising Expenses
Costs of advertising, which also includes promotional expenses are expensed as incurred. Advertising expenses for fiscal 2006 and 2005 were $15,019, and $13,417 respectively.
Shipping and Handling
The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.
Current Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007: thus it will start affecting the Company on October 1, 2009, the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e., iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not anticipate that SAB 108 will have a material effect on our financial position, results of operations, or cash flows.
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2008 fiscal year. The company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company will utilize the modified prospective method upon adoption of the standard and anticipates recognizing compensation expense of between $15,000 and $20,000 related to the outstanding stock options in fiscal 2007.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE C — RELATED PARTY TRANSACTIONS
William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $780,000 face value of the senior subordinated secured convertible notes due September 30, 2009. See note J for a description of the senior notes.
NOTE D — INVENTORIES
Inventories at September 30, consist of the following:

	2006	2005
Raw materials	$1,397,931	$1,369,693
Work-in-process	162,501	173,350
Finished goods	1,794,053	1,816,325

	3,354,485	3,359,368
Less reserves	(593,744)	(596,401)

Net inventories	$2,760,741	$2,762,967

NOTE E — PROPERTY AND EQUIPMENT
Property and equipment at September 30, consist of the following:

	2006	2005
Land	$—	$163,704
Building	—	663,338
Furniture and equipment	7,269,417	7,294,936
Leasehold improvements	121,338	121,338

	7,390,755	8,243,316

Less accumulated depreciation and amortization	(7,219,781)	(7,218,967)

	$170,974	$1,024,349

Depreciation and amortization expense relating to property and equipment was approximately $43,912 and $300,754 for the years ended September 30, 2006, and 2005, respectively. The building purchased in June 2005 was never placed in service during the time period it was owned by the company. As a result, no depreciation expense was recorded on that asset during the 2006 or 2005 fiscal years.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE F — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at September 30,

	2006	2005
Accounts payable – trade	$532,399	$905,958
Accrued professional fees	75,200	103,535
Accrued royalties	300,556	300,556
Accrued vacation	129,357	100,926
Accrued other	193,378	65,566

	$1,230,890	$1,476,541

NOTE G — DEVELOPMENT AND LICENSE AGREEMENTS
In August 1998, the Company entered into an agreement under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell certain products. This agreement required quarterly royalty payments based on a percentage of sales of defined products through August 31, 2004.
In addition, the Company entered into a sublicense agreement whereby two license agreements, one of which expired in March 2000, related to certain Analyst® products that were transferred to the Company. The remaining license agreement, which contains provisions for royalty obligations, based on production and net sales of certain products, expires in February 2007.
There was no expense recorded under the royalty agreements in 2006 or 2005. The company maintains an accrual of approximately $300,000 for prior amounts.
NOTE H — LINE OF CREDIT
In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility renews each year on March 31 and provides for borrowing up to $500,000 at an interest rate of Prime Rate plus 3/4%. Originally, this line of credit provided for up to $1,000,000 of borrowing but was reduced in June 2005 in conjunction with the note payable described in Note I. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien of all assets of the Company. At September 2006, there was no outstanding balance on the line of credit. The line expires on March 31, 2007. The outstanding balance at September 30, 2005 was $400,000.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE I – NOTE PAYABLE
On June 24, 2005, the company had obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 and for subsequent refurbishment. The note payable was secured by a first lien on the property. At September 30, 2005, the Company had an outstanding balance of $650,000 related to this commitment. During the construction period, the company was to pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. The rate payable by Hemagen at September 30, 2005 was 8.75%, per annum. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.
During 2006, the company entered into an agreement to sell the building. The building was sold for $1.8 million and resulted in a gain of approximately $865,000. The proceeds were used to repay the full amount of the outstanding loan.
NOTE J – EXCHANGE OFFERING
In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, all but $25,000 of the Old Notes, representing over 99% of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged and more than 75% of the Old Notes had been tendered. In December 2005, the Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time.
The shares of common stock issued in connection with the exchange offering were restricted by the terms of the exchange offer from sale or transfer until after September 30, 2005.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE J – EXCHANGE OFFERING – Continued
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
The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. In connection with the exchange offering at September 30, 2004 the Company expensed $863,253 of the $1,291,705 debt discount remaining at the time of the exchange offering related to the Old Notes. The amount recorded as expense represented the excess of the fair value of the New Notes and common stock issued in the exchange offering over the net book value of the Old Notes. At September 30, 2006 and 2005 the unamortized discount on these notes was $209,285 and $269,257, respectively.
NOTE K — STOCKHOLDERS’ EQUITY
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $104,327 and $97,732 at September 30, 2006 and 2005, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE K — STOCKHOLDERS’ EQUITY-Continued
Stock Options
On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors and consultants of the Company. The Compensation Committee of the Board of Directors is responsible for the administration of the Plan. The Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable.
Prior to the establishment of the 2001 Stock Option Plan, the Company granted certain stock options in accordance with the terms of the 1992 Stock Option Plan. The 1992 Stock Option Plan, as amended, provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The terms of the 1992 Stock Option Plan are generally the same as those of the 2001 Stock Option Plan as described above.
On September 30, 1999, the Company’s Board of Directors awarded options to the Company’s President and Chief Executive Officer and certain directors at that date to purchase an aggregate of 1,732,014 shares of the Company’s common stock at an exercise price of $1.36 per share, which represented the market value of the common stock at that date. The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors. The options, which were not issued under the Plan, expire on September 30, 2009 and are transferable and became exercisable on March 31, 2001.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE K — STOCKHOLDERS’ EQUITY-Continued
Changes in options outstanding are summarized as follows:

		Weighted-Average
	Shares	Exercise Price
Balance, October 1, 2004	2,348,014	$1.19
Granted	35,000	0.29
Exercised	(10,000)	0.29
Cancelled or expired	(80,000)	0.85

Balance, September 30, 2005	2,293,014	$1.19
Granted	475,000	0.24
Exercised	—	—
Cancelled or expired	(272,000)	0.56

		$1.08
Balance, September 30, 2006	2,496,014

Exercisable at September 30, 2006	2,276,014

The following table summarizes information about stock options outstanding at September 30, 2006

Options Outstanding
		Weighted-
	Number	Average
	Outstanding	Remaining	Weighted
Range of Exercise	at September	Contractual	Average
Prices	30, 2006	Life (years)	Exercise Price

0.20 – 0.34	425,500	8.4	0.25
0.35 – 0.77	150,000	4.2	0.55
0.78 – 0.97	188,500	.7	0.80
0.98 – 1.36	1,732,014	3.0	1.36

$0.20 - $1.36	2,496,014	7.0	1.08

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2006 and 2005; dividend yield of 0%; expected volatility rate of 82% and 88%, respectively; risk-free interest rate of 4% for both years; and expected lives ranging from 5 to 10 years.
The weighted average grant date fair value of options granted during 2006 and 2005 was $91,903 and $7,023, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE K — STOCKHOLDERS’ EQUITY-Continued
Stock Rights Purchase Agreement
In fiscal year 1999, the Company’s Board of Directors implemented a Stock Purchase Rights Agreement (the “Agreement”). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a “Right”) for each share of the Company’s outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company’s outstanding common stock. Pursuant to a Board of Directors’ resolution dated January 9, 2003, William P. Hales, the Company’s current Chief Executive Officer and a stock and debt holder, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company’s option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or the expiration date of the Rights. No rights have been exercised as of September 30, 2006 or 2005.
NOTE L — INCOME TAXES
For the years ended September 30, 2006 and 2005, domestic and foreign (losses) or income before income taxes are as follows:

Years ended September 30,	2006	2005
Domestic	$146,130	$(1,487,260)
Foreign	242,257	199,148

	$388,387	$(1,288,112)

For the fiscal years ended September 30, 2006 and 2005, the Company had current income tax expense of $75,461 and $49,137, respectively which related to foreign income tax expenses from its Brazilian subsidiary.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE L — INCOME TAXES-Continued
The difference between income taxes provided at the Company’s effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2006	2005
Federal tax (credit) at statutory rate	34%	(34%)
Valuation Allowance	—	13.1
Current tax benefit of operating losses	(34)	—
Impact of international operations	19.4	24.7
	19.4%	3.8%

     Deferred tax assets (liabilities) are comprised of the following at September 30, 2006 and 2005:

	2006	2005
Net operating loss carryforwards	$7,134,500	$6,808,000
Inventory reserve	237,000	239,000
Accounts receivable reserve	31,000	35,000
Debt conversion cost	207,000	276,000
Other	244,000	271,000

Total deferred tax assets	7,853,500	7,629,000
Basis difference in fixed assets	(25,000)	(14,000)

Net deferred tax assets	$7,828,500	$7,615,000
Valuation allowance	$(7,828,500)	(7,615,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.
At September 30, 2006, the Company has approximately $20,151,000 and $20,025,000 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2025. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carryforwards that may be utilized annually. The company also had Brazilian net operating loss carry-forwards of $945,000 available to offset future Brazilian taxable income.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE M — SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK
During the years ended September 30, 2006 and 2005, the Company derived $828,000 and $911,000 in revenues, respectively from one significant customer representing 12% of total sales in 2006 and 2005. These sales are related to a supply agreement that extended to December 2006, and automatically renews each year unless terminated in writing. The agreement automatically extended in December 31, 2006 and will expire in December 2007. Revenues derived from export sales amounted to approximately $3,008,000, or 41% of total sales in 2006 and $3,041,000, or 40% of total sales in 2005. Export sales to Europe were approximately $1,392,000 or 19% of total sales in 2006 and $1,230,000, or 16% of total sales in 2005. Export sales to South America were approximately $1,149,000, or 16% of total sales in 2006 and $1,116,000, or 15% of total sales in 2005.
At September 30, 2006 and 2005, the company had approximately $104,400 and $112,000 of cash in foreign bank accounts.
NOTE N — GEOGRAPHICAL INFORMATION
The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”
The following table sets forth revenue and assets by geographic location.

	United*
	States	Brazil	Consolidated
September 30, 2006:
Revenues	$5,743,099	$1,507,097	$7,250,196
Long-lived assets	144,558	61,534	206,092

September 30, 2005:
Revenues	$6,277,939	$1,206,000	$7,585,654
Long-lived assets	1,031,553	44,953	1,062,173

*	Includes export sales to countries other than Brazil of approximately $2,090,000 and $2,044,000 in 2006 and 2005, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE O — COMMITMENTS
The Company leases certain facilities and equipment under non-cancelable operating leases expiring through 2009. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,
2007	482,559
2008	410,112
2009	182,895
Thereafter	—
Rent expense approximated $565,000 and $501,000 in 2006 and 2005, respectively.
Retirement and Directors Plan
The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. No company contributions were made to the plan in fiscal years 2006 and 2005.
The Company maintains a rule 10B5-1 Stock Purchase Plan (the Plan) for its non employee directors. Non employee directors are paid $3,500 per quarter of the total, $1,500 is paid in cash and $2,000 is contributed to the Plan and is used to purchase Company stock by the plan in the open market.
Effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Company’s contributions to the ESOP were cash of $40,000 in each of fiscal 2006 and 2005. At September 30, 2006 and 2005, the ESOP owned approximately 304,069 shares and 157,000 shares of Hemagen common stock, respectively that were purchased in the open market by the plan.

Hemagen Diagnostics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
September 30, 2006 and 2005
NOTE P — SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2006	2005
Cash paid for interest	$452,255	$349,864

During fiscal 2006, debt of approximately $8,375 was extinguished through the issuance of 20,938 shares of common stock valued at $4,188.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMAGEN DIAGNOSTICS, INC.
Date: January 18, 2007	By:	/s/ William P. Hales
William P. Hales, President &
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ William P. Hales	President and Chief Executive
William P. Hales	Officer, Director	January 18, 2007

/s/ Alan S. Cohen	Director	January 18, 2007
Alan S. Cohen, M.D.

/s/ Richard W. Edwards	Director	January 18, 2007
Richard W. Edwards

/s/ Edward T. Lutz	Director	January 18, 2007
Edward T. Lutz

/s/ William P. Hales William P. Hales	Principal Financial Officer	January 18, 2007