Form 10KSB/A
period 2006-09-30
HEMAGEN DIAGNOSTICS INC
filed 2007-01-29
CIK 892822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-KSB/A
AMENDMENT NO. 1 TO FORM 10-KSB

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ❑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes ❑ No ☑.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑

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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☑.

HEMAGEN DIAGNOSTICS, INC.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, costs and difficulties in complying with the laws and regulations administered by the United States Food and Drug Administration, changes in the relative strength of the U.S. dollar and Brazilian reais, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions.

Explanatory Note

On January 18, 2007, we filed our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. Since we do not anticipate filing our definitive proxy statement within the 120-day period specified under General Instruction E(3), we are now filing this amendment to include in the Form 10-KSB the information required to be filed pursuant to Part III of Form 10-KSB which would otherwise have been incorporated by reference from such proxy statement.

This amended annual report is also being filed to revise certain information related to Equity Compensation Plans under Item 5 of Part II because of the expiration of the 2000 Directors’ Stock Option Plan.

The information contained in this Form 10−KSB/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our annual report on Form 10−KSB. Pursuant to Rule 12b−15 under the Securities Exchange Act of 1934, as amended, we have set forth the complete text of each item of our originally filed annual report affected by this amendment.

Part II

Item 5.   Market for Registrant’s Common Equity Related Stockholder Matters and Small Business Issuer
               Purchases of Equity Securities

Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB”. Prior to that date, the Company’s common stock traded on the over-the-counter market through the Nasdaq Smallcap Market from February 4, 1993 to February 28, 2003. On January 9, 2007 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.25 and $0.25 per share, respectively.

For the periods indicated, the following table sets the range of high and low bid prices for the Common Stock as reported by the OTC-BB during Fiscal Years 2006 and 2005. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2005	High	Low
First Quarter	$0.51	$0.22
Second Quarter	$0.45	$0.27
Third Quarter	$0.40	$0.22
Fourth Quarter	$0.33	$0.17

Fiscal Year 2006
First Quarter	$0.26	$0.17
Second Quarter	$0.52	$0.19
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.36	$0.25

As of January 9, 2007, there were 171 holders of record of Hemagen’s Common Stock which Hemagen believes represents approximately 1,800 beneficial owners.

Dividends

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,481,014(1)	$1.08	490,500(2)
Equity compensation plans not approved by security holders	__	__	__
Total	2,481,014	$1.08	490,500

(1)   Amount includes 1,000,000 options for the purchase of common stock issued under the Company’s 2001 Stock Option Plan, 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors on September 30, 1999, 164,500 options for the purchase of common stock pursuant to the Company’s 1992 Stock Option Plan approved by the shareholders on February 27, 2001 and 75,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors Stock Option Plan approved by the shareholders on April 25, 2000 that have been issued as of September 30, 2006

(2)   Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan that have not been issued as of as of September 30, 2006.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

    Executive Officers and Directors

    The following table presents information regarding the directors of the registrant.

William P. Hales Director since 1999 Term expires 2008 Age: 44
William P. Hales has been a Director of Hemagen and its President since October 1, 1999 and its Chairman of the Board of Directors since February 2004. Mr. Hales has served as Hemagen’s CEO since 2002. From 1997 to January 2001, Mr. Hales was an Investment Banker and Advisor with Jesup & Lamont Securities Corporation, an investment banking and brokerage firm. Prior to that, Mr. Hales spent six years in public accounting with Ernst & Young and Coopers & Lybrand advising clients on both audit and management consulting engagements.

Dr. Alan S. Cohen Director since 1993 Term expires 2009 Age: 80
Dr. Cohen has served as a Director of Hemagen since its inception. Dr. Cohen has been a Professor of Medicine at Boston University School of Medicine since 1968 and a Professor of Pharmacology since 1974. He is currently Distinguished Professor of Medicine(E). Dr. Cohen is Editor-in-Chief of AMYLOID. The Journal of Protein Folding Disorders. Dr. Cohen served as the Director of the Arthritis Center of Boston University from 1976 to 1994. From 1973 to 1992, Dr. Cohen served as Chief of Medicine of Boston City Hospital. Dr. Cohen is a past president of the American College of Rheumatology. Dr. Cohen received his Bachelor of Arts degree from Harvard College and his M.D. degree from the Boston University School of Medicine.

Richard W. Edwards Director since 2003 Term expires 2009 Age: 47
Mr. Edwards has served as the Chief Financial Officer of Trust Atlantic Financial Corporation since 2006.  Prior to joining Trust Atlantic, he served as Chief Financial Officer of Square 1 Financial Inc., a privately held bank holding company, from August 2005 to 2006. Prior to joining Square 1 Financial, he served as Chief Financial Officer of Capital Bank Corporation, a publicly traded bank holding company, from April 2004 to August 2005. He served as Senior Vice President and the Chief Accounting Officer of National Commerce Financial Corporation, a NYSE traded bank holding company, from July 2002 to April 2004. From January 2001 to July 2002, Mr. Edwards was the Chief Financial Officer of New South Bancshares, Inc. He spent eight years in various senior financial roles with Bank of America prior to January 2001 and eight years in public accounting with Ernst & Young prior to that. Mr. Edwards earned a B.S. degree in accounting from the University of Illinois and is a member of the AICPA.

Edward T. Lutz Director since 2004 Term expires 2007 Age: 60
Mr. Lutz has been the President & CEO of Lutz Advisors, Inc. since 2001. Prior to that Mr. Lutz served Tucker Anthony Sutro Capital Markets within the Investment Banking Group focusing on the bank and thrift industry. He has over thirty-five years experience in bank regulation, mergers and acquisitions of troubled financial institutions, strategic planning and structuring financial transactions. Over the last 13 years he has specialized in investment banking and consulting to bank and thrift institutions. Mr. Lutz is a member of the board of directors of Union State Bank (NYSE) and U.S.B. Holding Co., Inc. (NYSE). Mr. Lutz is the Chairman of the Audit Committee of Union State Bank. Mr. Lutz earned his B.A. in Economics from Hofstra University and his M.B.A in Finance from American University.

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	44	Chairman of the Board, President and Chief Executive Officer

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our board of directors and serve at the discretion of the board of directors.

Audit Committee

The Audit Committee is comprised of Richard W. Edwards (Chairman), Edward T. Lutz, and William P. Hales. The Board of Directors has determined that Mr. Edwards and Mr. Lutz meet the standards for independence provided under the Sarbanes-Oxley Act of 2002. All members meet standards of financial literacy. The Board has also determined that Mr. Edwards qualifies as an audit committee financial expert as defined in regulations adopted by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires Hemagen’s executive officers, Directors and persons who own more than 10% of a registered class of Hemagen’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of reports received by it, and upon written representations from the reporting persons, Hemagen believes that during the last fiscal year, all of its executive officers, Directors and 10% shareholders complied with Section 16 reporting.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics was filed with the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003, and a copy of which is available to any person without charge upon request to the Secretary.

Item 10.   Executive Compensation

The following sets forth compensation paid, earned or awarded to the CEO and the other most highly paid executive officers during the last three fiscal years ended September 30:

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)
William P. Hales President and Chief Executive Officer	2006 2005 2004	$176,250 $168,750 $165,000	$0 $0 $0	$39,124 $38,724 $39,005	(1) (2) (3)	250,000 -- --

(1)	Represents $26,760 in provision of use of a company apartment, and $8,364 for a leased car and $4,000 estimated for the Company’s contributions in the Employee Stock Ownership Plan.
(2)	Represents $26,760 in provision of use of a company apartment, and $8,364 for a leased car and $3,600 estimated for the Company’s contributions in the Employee Stock Ownership Plan.
(3)	Represents $26,760 in provision of use of a company apartment, and $8,364 for a leased car and $3,881 estimated for the Company’s contributions in the Employee Stock Ownership Plan.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2006	Exercise Price ($/Per Share)	Expiration Date
William P. Hales	250,000	52%	$.20	10/24/2015

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options at FY-End	Value of Unexercised In-the-Money Options at FY-End
Name	Shares Acquired on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
William P.Hales	--	--	1,980,148	$25,000/0

Director Compensation

Non-employee Directors are paid $3,500 per quarter. Such compensation is paid as follows; $2,000 of the compensation per quarter is invested in Hemagen’s common stock in open market purchases under a Rule 10b5-1 Stock Purchase Plan. The remaining $1,500 per quarter is paid in cash. Non-Employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term. In addition, Non-Employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position.

Prior to fiscal year 2006, the options awarded to Directors were issued pursuant to the 2000 Directors’ Stock Option Plan. Options previously awarded under the 2000 Directors’ Stock Option Plan had an exercise price equal to the fair market value of the underlying shares on the date of the grant, and will expire ten years from the date of the grant. As a result of the expiration of the 2000 Directors’ Stock Option Plan prior to fiscal year 2006, no options were awarded to Directors during fiscal year 2006. Consequently, options that would have been awarded to each Director but for the expiration of the Directors’ Stock Option Plan will instead accrue to fiscal year 2007 and be awarded to the Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan

Information required by Item 201(d) of Regulation S-B is contained in Item 5 of this form 10-KSB/A.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of January 9, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock	William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	3,805,198(1)	25%
Common Stock	Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	7.4%
Common Stock	Dr. Alan Cohen Director 54 Winston Rd. Newtown, MA 02459	265,001(2)	1.7%
Common Stock	Richard W. Edwards Director 9316 Teton Pines Way Raleigh, NC 27617	103,008(3)	0.7%
Common Stock	Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	76,846(4)	0.5%
Common Stock	All Directors and Executive Officers as a Group	4,250,053	27.9%

(1)   Includes 1,980,148 shares issuable upon the exercise of options within 60 days and senior subordinated secured convertible notes convertible into 691,600 shares of common stock within 60 days.
(2)    Includes 35,000 shares issuable upon the exercise of options within 60 days.
(3)    Includes 20,000 shares issuable upon the exercise of options within 60 days.
(4)    Includes 15,000 shares issuable upon the exercise of options within 60 days.

Item 12. Certain Relationships and Related Transactions

None to report.

Item 13. Exhibits

Exhibit No.	Description of Exhibit	Filing Status
3.1	Certificate of Incorporation	A
3.2	Bylaws	A
4.1	Specimen Stock Certificate	A
4.2	Rights Agreement dated January 27, 1999	A
4.3	First Amendment to the Rights Agreement dated September 30, 1999	B
10.6*	1992 Stock Option Plan	A
10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil	N
10.25	Settlement Agreement dated September 30, 1999	C
10.29	Form of 8% Senior Subordinated Secured Convertible Note	E
10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000	E
10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000	D
10.35*	2001 Stock Option Plan	D

Exhibit No.	Description of Exhibit	Filing Status
10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002	I
10.42*	Directors Rule 10(b)5-1 Stock Purchase Plan	J
10.44*	Hemagen Employee Stock Ownership Plan	K
10.45	Trust Agreement for the Hemagen Stock Ownership Plan	K
10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement	K
10.52	Form of 8% Senior Subordinated Secured Convertible Note dated September 30, 2004	M
10.55	Construction Loan Agreement and related Promissory Note between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005	L
10.60	Second modification and amendment to Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay Naitonal Bank dated June 24, 2005	L
10.65	Lease Agreement for 330 North Warwick Avenue, Baltimore City, Maryland between Hemagen Properties LLC and Hemagen Diagnostics, Inc. dated June 24, 2005	L
14.0	Code of Ethics Policy	J
14.1	Insider Trading Policy	J
23	Consent of Independent Registered Public Accounting Firm	P
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	O
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	O
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	O
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	O
*Management compensatory contracts.

A.	Incorporated by reference to Registration Statement No. 33-52686-B
B.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000
C.	Incorporated by reference to Hemagen’s Form 8-K filed on October 7, 1999
D.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001
E.	Incorporated by reference to Hemagen’s Form S-3 filed on July 21, 2000
F.	Incorporated by reference to Hemagen’s Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001
G.	Incorporated by reference to Hemagen’s 10-QSB for the quarter ended March 31, 2001
H.	Incorporated by reference to Hemagen’s Form 8-K filed on March 23, 2001
I.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002
J.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003
K.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004
L.	Incorporated by reference to Hemagen’s Form 10-QSB for the quarter ended June 30, 2005
M.	Incorporated by reference to S-3 filed on May 26, 2005
N.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2005
O.	Filed herewith
P.	Previously filed

Item 14.   Principal Accountant Fees and Services

Hemagen’s independent public accountants are Grant Thornton, LLP. Grant Thornton has served in that capacity since fiscal year 2000. Aggregate fees billed to Hemagen in fiscal 2006 and 2005 by its principal accounting firm, Grant Thornton LLP were:

	2006		2005

Audit fees and SAS 100 quarterly review related fees	$98,300		$82,600

Audit related fees	$0		$0

Fees related to tax services	$13,075	(a)	$10,440	(a)

All other fees	$0		$0

	$111,375		$93,040

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees. Audit services of Grant Thornton LLP for fiscal 2005 and 2006 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Fees Related to Tax Services. Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees. There were no fees billed by Grant Thornton LLP for services other than as described under “Audit Fees” and “Tax Fees” for the 2005 and 2006 fiscal years.

All of the services described above were approved by the Audit Committee. The Audit Committee has not adopted formal pre-approval policies, but has the sole authority to engage the Company’s outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firm prior to the performance of any services. Approval for such services is evaluated during the Audit Committee meetings and must be documented by signature of an Audit Committee member on the engagement letter of the independent accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMAGEN DIAGNOSTICS, INC.

Date: January 29, 2007	By:	/s/ William P. Hales
William P. Hales
President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ William P. Hales	President and Chief Executive Officer, Director	January 29, 2007
William P. Hales
	Director	January 29, 2007
Alan S. Cohen, M.D.
/s/ Richard W. Edwards	Director	January 29, 2007
Richard W. Edwards
/s/ Edward T. Lutz	Director	January 29, 2007
Edward T. Lutz
/s/ William P. Hales	Principal Financial Officer	January 29, 2007
William P. Hales
/s/ Laura A. Bell	Controller	January 29, 2007
Laura A. Bell