Form 10QSB
period 2006-12-31
HEMAGEN DIAGNOSTICS INC
filed 2007-02-20
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006	Commission File
Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

9033 Red Branch Road, Columbia, Maryland 21045-2105
(Address of principal executive offices, Zip Code)

(443) 367 5500
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company.

Yes ☐   No ☒

As of December 31, 2006, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes ☐   No ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I -	Financial Information

Item 1.	Financial Statements

 HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31 2006	September 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$139,156	$150,663
Accounts receivables, less allowance for doubtful accounts of $78,682 at December 31, 2006 and September 30, 2006	665,414	1,003,373

Inventories; net	2,976,527	2,760,781
Prepaid expenses and other current assets	233,613	267,863

Total current assets	4,014,710	4,182,680

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $7,232,189 and $7,219,781 at December 31, 2006 and September 30, 2006, respectively	163,477	170,974
OTHER ASSETS, NET	59,168	35,118

Total Assets	$4,237,355	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2006	September 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	50,000	--
Accounts payable and accrued liabilities	1,377,251	1,230,890
Deferred revenue	22,179	25,104
Note payable	--	--
Total Current Liabilities	1,449,430	1,255,994

Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $193,243 and $209,285 at December 31, 2006 and September 30, 2006, respectively	3,856,607	3,840,565

Total liabilities	5,306,037	5,096,559

COMMITMENTS AND CONTINGENGIES
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued
Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,281 and 15,325,281 at December 31, 2006 and September 30, 2006, respectively	153,252	153,252
Additional paid-in capital	22,841,029	22,836,134
Accumulated deficit	(23,863,601)	(23,503,209)
Accumulated other comprehensive loss- currency translation loss	(109,725)	(104,327)
Less treasury stock at cost; 100,000 shares at December 31, 2006 and September 30, 2006, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,068,682)	(707,787)
Total Liabilities and Stockholders’ Deficit	$4,237,355	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2006	December 31, 2005
Revenues:
Product sales	$1,388,285	$1,965,123

Costs and expenses:
Cost of product sales	953,479	1,060,932
Research and development	65,944	59,757
Selling, general and administrative	621,173	582,588

Operating (loss) income	(252,311)	261,846

Other expenses:
Interest expense, net, including $16,658 and $14,638 respectively of debt discount amortization	(92,920)	(117,175)
Other	(9,612)	717
Total other expenses	(102,532)	(116,458)

Net (loss) income before income taxes	(354,843)	145,388

Income tax expense	(5,549)	(23,535)

Net (loss) income	$(360,392)	$121,853
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(5,398)	$(11,850)
Other comprehensive loss	(5,398)	(11,850)

Comprehensive (loss) income	$(365,790)	$110,003

Net (loss) income per share - basic:	$(0.02)	$0.01

Net (loss) income per share - diluted	$(0.02)	$0.01

Weighted average common shares outstanding - basic	15,225,281	15,206,627

Weighted average common shares outstanding - diluted	15,225,281	15,206,627

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(360,392)	$121,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,670	12,013
Amortization of debt discount	16,042	14,638
Stock Option Compensation	4,895	--
Gain on exchange of senior subordinated secured convertible note	--	(5,235)
Loss on sale of property and equipment	--	1,335
Changes in operating assets and liabilities:
Accounts and other receivables	337,959	9,053
Prepaid expenses and other current assets	10,198	70,622
Inventories	(215,746)	(134,004)
Accounts payable and accrued expenses	146,361	(15,059)
Deferred revenue	(2,925)	(5,009)
Net cash (used in) provided by operating activities	(54,938)	70,207

Cash flows from investing activities:
Purchase of property and equipment	(1,502)	--
Net cash used in investing activities	(1,502)	--

Cash flows from financing activities:
Net repayments of revolving line of credit	50,000	(60,000)
Net borrowings on construction mortgage financing obtained with purchase of land and building	--	7,681
Net cash provided by (used in) financing activities	50,000	(52,319)
Effects of foreign exchange rate	(5,067)	(11,850)

Net (decrease) increase in cash and cash equivalents	(11,507)	6,038

Cash and cash equivalents at beginning of period	150,663	272,168

Cash and cash equivalents at end of period	$139,156	$278,206

Supplemental disclosure of cash flow information:

Interest paid	$81,409	$102,766

Issuance of 20,938 shares of common stock and $16,625 senior secured convertible note due September 30, 2009, with an original issue discount of $1,047 in exchange for $25,000 senior secured convertible notes due April 17, 2005.	$--	$25,000
The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Hemagen Diagnostics, Inc. (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

At December 31, 2006, Hemagen had $139,000 of unrestricted cash, working capital of $2,565,000 and a current ratio of 2.8 to 1.0.  Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%.  The line of creidt facility was initially established to provide borrowings of up to $1,000,000 bt was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters bulding located in Baltimore, Maryland.  However, in July 2006 the company sold the building and reocgnized a gain of $865, 198.  At December 31, 2006 the Company had $50,000 borrowed on its line of credit facilitiy.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2006, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007.  The line of credit matures on March 31, 2007 and the Comopany expects to renew the line at that time.  However, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.  Hemagen has no off-balance sheet financing arrangements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. The fair values of options granted have been estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the plan for the three months ended December 31, 2005. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options’ vesting periods.

Three months ended December 31, 2005
Net Income (Loss):
As reported	$121,853

Less stock-based compensation expense:
determined under the fair value method for all awards	(74,481)
Pro forma net income (loss)	47,372

Net income per common share:
Basic and Diluted;
As reported	$0.01
Pro forma	$0.00

NOTE C- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2006 and December 31, 2005. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options, using the treasury stock method, as their effect would be antidilutive for the three months ended December 31, 2006 and 2005 based on the Company’s net loss in the current period and average stock price in the prior period.

	Three Months Ended December 31
	2006	2005
Convertible notes	5,399,800	5,399,800
Options to purchase common stock	2,362,514	2,623,514
	7,762,314	8,023,314

NOTE D - STOCK BASED COMPENSATION

At December 31, 2006, options for the purchase of 2,362,514 shares of common stock with a weighted average exercise price of $1.09 were outstanding. During the three months ended December 31, 2006, options for the purchase of 50,000 shares of common stock with an exercise price of $0.26 per share were granted. During the three months ended December 31, 2006, there were no options for the purchase of Common Stock exercised, while options for the purchase of 168,500 shares of common stock expired with weighted average exercise prices of $0.80 per share.

On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and non-qualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors and consultants of the Company. The compensation Committee of the Board of Directors is responsible for the administration of the Plan. The Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable.

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

On September 30, 1999, the Company’s Board of Directors awarded options to the Company’s President and Chief Executive Officer and certain directors at that date to purchase an aggregate of 1,732,014 shares of the Company’s common stock at an exercise price of $1.36 per share, which represented the market value of the common stock at that date. The options were granted pursuant to stockholder authorization received during a consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors. The options, which were not issued under the Plan, expire on September 30, 2008 and are transferable and became exercisable on March 31, 2001.

Prior to October 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation (“SFAS No. 123”). Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company’s loss before income taxes for the three months ended December 31, 2006, was approximately $5,000 more than if it had continued to account for share based compensation under APB No. 25. Basic and diluted loss per share for the three months ended December 31, 2006 would not have changed if it had continued to account for share based compensation under APB No. 25.  No portion of the stock compensation expense was capitalized during the period.

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended December 31,
	2006	2005
Dividend yield	--	--
Expected volatility	82%	81%
Risk-free interest rate	4.0%	4.0%
Expected life in years	10	10

We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period.  Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred.  In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest.  No forfeitures have been estimated.

As of December 31, 2006, there was $34,786 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest.  This cost will be fully amortized within 3 years.  There isn't any aggregate intrinsic value of currently exercisable options as of December 31, 2006.  All options granted have the same exercise price as the stock price on the date the options were granted.

NOTE E - INVENTORIES

 Inventories at December 31, 2006 and September 30, 2006 consist of the following;

	December 31, 2006	September 30, 2006

Raw Materials	$1,524,896	$1,397,931
Work-in-process	176,102	162,501
Finished goods	1,899,234	1,794,053
	3,600,232	3,354,485
Less reserves	(623,705)	(593,744)
Net inventories	$2,976,527	$2,760,741

NOTE F - LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility renews each year on March 31 and provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien of all assets of the Company. At September 2006, there was no outstanding balance on the line of credit. The line expires on March 30, 2007. At December 31, 2006, the outstanding balance on the line of credit was $50,000 and the effective interest rate on the line of credit was 9%.

NOTE G - EXCHANGE OFFERING

In December 2005, the Company completed the exchange offering of its senior subordinated secured convertible notes. The Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time. At December 31, 2006 and September 30, 2006, the unamortized discount on these notes was $193,243 and $209,285, respectively.

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

NOTE H - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
December 31, 2006:
Revenues	$1,101,073	$287,212	$1,388,285
Long-lived assets	137,218	85,427	222,645

December 31, 2005:
Revenues	$1,514,500	$450,623	$1,965,123
Long-lived assets	1,021,285	27,540	1,048,825

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

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2006
Compared to the Three Month Period Ended December 31, 2005

Revenues for the three-month period ended December 31, 2006 decreased by approximately $577,000 (29%) to approximately $1,388,000 from $1,965,000 for the same period ended December 31, 2005. The decrease in revenues resulted from decreased sales of the Company’s Analyst products of approximately $112,000, a decrease in sales at the Company’s Raichem division of approximately $335,000 and a decrease in sales at the Company’s Brazilian operation of approximately $114,000. The decrease in sales of the Analyst product line resulted mainly from continuing decreases in rotor sales to physician office laboratories and distributors that support the market and lower Analyst equipment sales. The decrease in the Company’s Raichem division of $335,000 resulted from the loss of sales to several top customers. Three of the top customers had lower sales of $302,000. There were large orders from the top customers in the prior period that did not occur in the current period. The Company is working on increasing its revenues by increasing their product offerings and building and maintaining their customer base.

Cost of product sales decreased by approximately $108,000 (10%) to $953,000 from $1,061,000 for the same period last year. Cost of product sales as a percentage of sales increased from 54% in the period ending December 31, 2005 as compared to 69% in the period ending December 31, 2006. This increase in cost of sales as a percentage of sales is mainly attributed to decreased production and lower manufacturing efficiencies in the current period. The Company’s Analyst division had higher than normal material usage and reduced production levels. These production levels and sales volumes are expected to increase in the second fiscal quarter.

Research and development expenses increased $6,000 (10%) to approximately $66,000 from $60,000. This increase is mainly due to expenses to develop and improve the Company’s Virgo and ELISA product line.

The Company is currently working to complete several research and development programs including:

•
Activities related to upgrade to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Continuing to develop additional assays and reagents to fill in the Raichem clinical chemistry reagent product line; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2006 increased $38,000 (7%) to $621,000 from $583,000 in the same period last year. This increase is due to increased selling and administrative expenses in the Company’s U.S. operations and increased operating expenses at the Company’s Brazilian subsidiary.  There were increases in salaries and recruiting expenses due to new employees hired in this quarter.

The operating loss for the current period was $252,000 as compared to operating income of $262,000 in the prior period, a decrease of $514,000 (197%) from the prior period. This decrease is mainly attributed to the decreased revenue and increase in the cost of product, which resulted in lower margins during the current period.

Other expenses decreased by approximately $14,000 (12%) to approximately $103,000 in the three months ended December 31, 2006 from $116,000 in the prior period, due to decreased interest expense. Interest expense for the three months ended December 31, 2006, was $93,000 as compared to $117,000 in the three months ended December 31, 2005. The difference is the result of the Company’s construction financing for the purchase of its new headquarters facility that was purchased in June 2005, as described in Note G. The building was sold in July 2006 and all financing was paid at that time.

Income tax expense for the quarter ended December 31, 2006 was $6,000 as compared to $23,500 expense for the quarter ended December 31, 2005. This tax expense resulted from income realized at the Company’s Brazilian subsidiary. The decrease from the prior period mainly resulted from the decrease in operating income from the prior period for that division.

The net loss for the period was approximately $360,000 for the three months ended December 31, 2006 as compared to a net income of approximately $122,000 in the prior period. This decrease in income mainly resulted from decreased revenues and lower margins.

Liquidity and Capital Resources

At December 31, 2006, Hemagen had approximately $139,000 of cash, and working capital of approximately $2,565,000. At September 30, 2006 the Company had $151,000 of cash and working capital of $2,927,000. The current ratio at December 31, 2006 was 2.8 to 1.0 as compared to a current ratio of 3.3 to 1.0 at September 30, 2006.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit facility was initially established to provide borrowings of up to $1,000,000 but was reduced in June 2005 in conjunction with the Company establishing $1,935,000 in financing for the purchase and subsequent build out of a corporate manufacturing headquarters building located in Baltimore, Maryland. At December 31, 2006 the

Company had $50,000 borrowed on its line of credit facility. This line of credit facility expires on March 31, 2007 and the Company is expecting to renew it at that time.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2006, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

Effective September 30, 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005. The new Notes issued are convertible into Common Stock at $0.75 per share at any time after September 30, 2005. In December 2005, the Company exchanged the remaining $25,000 note for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time. (See Note H).

Net cash used by operating activities during the three months ended December 31, 2006 was approximately $60,000 as compared to cash generated of approximately $70,000 during the three months ended December 31, 2005. This reduction in cash generated came from lower sales and increased cost of product sales in the current period. The cash used by the change in operating assets and liabilities represented a change of approximately $350,000 (470%) to approximately $276,000 of cash generated in the three month period ended December 31, 2006 as compared to $74,000 used in the prior period. The decrease in cash used by the change in operating assets mainly resulted from the decrease of cash used for accounts payable and accrued expenses of $147,000 and by an increase in cash generated by reduced prepaid expenses and accounts receivable of $348,000 offset by an increase in cash used for inventory of $216,000.

There was $1,500 cash used for investing activities in the three months ended December 31, 2006 as compared to no cash used for investing activities in the three months ended December 31, 2005. No commitments for capital expenditures in fiscal 2007 have been made at this time.

Approximately $55,000 of cash was generated from financing activities in the three months ended December 31, 2006 as compared to $52,000 used in the three months ended December 31, 2005. The increase in cash generated is mainly attributed to the borrowing of the revolving line of credit.

Item 3.   Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, this officer believes that the Company’s disclosure controls and procedures were effective as of December 31, 2006 except for the matters described below.

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

The Company’s Chief Financial Officer resigned effective May 10, 2006. In November 2006 the company hired a new controller who is responsible for preparing these financial statements.

PART II.    OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2006	--	--	--	--
November 1-30, 2006	3,125	0.25	3,125	--
December 1-31, 2006	16,438	0.245	16,438	--
Total	19,563	0.25	19,563	--

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

HEMAGEN DIAGNOSTICS, INC. (Registrant)

Date: February 20, 2007	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

Date: February 20, 2007	By:	/s/ Laura A. Bell
Laura A. Bell
Corporate Controller