Form 10QSB
period 2007-03-31
HEMAGEN DIAGNOSTICS INC
filed 2007-05-29
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007	Commission File
Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware	04-2869857
(State of Incorporation)	(I.R.S. Employer Identification)

9033 Red Branch Road, Columbia, Maryland 21045-2105
(Address of principal executive offices, Zip Code)

(443) 367 5500
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No ☒

As of March 31, 2007, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐        No ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I -	Financial Information

Item 1.	Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,446	$150,663
Accounts receivables, less allowance for doubtful accounts of $78,739 and $76,625 at March 31, 2007 and September 30, 2006, respectively	884,483	1,003,373
Inventories, net	2,809,783	2,760,781
Prepaid expenses and other current assets	164,588	267,863

Total current assets	4,008,300	4,182,680

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $ 7,250,950 and $7,219,781 at March 31, 2007 and September 30, 2006, respectively	203,794	170,974

OTHER ASSETS	94,562	35,118

Total Assets	$4,306,656	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31,	September 30,
	2007	2006
CURRENT LIABILITIES:
Revolving line of credit	250,000	--
Accounts payable and accrued liabilities	1,516,035	1,230,890
Deferred revenue	30,258	25,104

Total Current Liabilities	1,796,293	1,255,944

Senior subordinated secured convertible notes due September 30,
2009, net of unamortized discount of $177,604 and $209,285 at
March 31, 2007 and September 30, 2006, respectively	3,872,246	3,840,565

Total liabilities	5,668,539	5,096,559

COMMITMENTS AND CONTINGENGIES
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued
Common stock, $.01 par value - 30,000,000 shares authorized;
issued and outstanding: 15,325,281 and 15,325,281
at March 31, 2007 and September 30, 2006, respectively	153,252	153,252
Additional paid-in capital	22,842,246	22,836,134
Accumulated deficit	(24,173,925)	(23,503,209)
Accumulated other comprehensive loss-
currency translation loss	(93,819)	(104,327)
Less treasury stock at cost; 100,000 shares at March 31, 2007
and September 30, 2006, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,361,883)	(707,787)
Total Liabilities and Stockholders’ Deficit	$4,306,656	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	March 31,	March 31	March 31,	March 31,
	2007	2006	2007	2006
Revenues:
Product sales	$1,694,942	$1,902,791	$3,083,226	$3,867,914

Costs and expenses:
Cost of product sales	1,152,201	1,134,610	2,104,986	2,195,542
Research and development	92,138	96,022	158,082	155,779
Selling, general and administrative	651,465	594,829	1,276,960	1,177,417

Operating (loss) income	(200,862)	77,330	(456,802)	339,176

Other income (expenses):
Interest and amortization of debt discount	(98,857)	(117,833)	(196,197)	(235,008)
Other	5,336	9	143	726
Total other income (expenses)	(93,521)	(117,824)	(196,054)	(234,282)

Net (loss) income before income taxes	$(294,383)	$(40,494)	$(652,856)	$104,894

Income tax expense	(15,943)	(20,355)	(17,862)	(43,890)

Net (loss) income	$(310,326)	$(60,849)	$(670,718)	$61,004
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	15,907	11,896	10,509	46
Other comprehensive (loss) income	15,907	11,896	10,509	46

Comprehensive income (loss)	$(294,419)	$(48,953)	$(660,209)	$61,050

Net loss per share - basic:	$(0.02)	$0.00	$(0.04)	$0.00
Net loss per share - diluted:	$(0.02)	$0.00	$(0.04)	$0.00

Weighted average common shares outstanding - basic	15,225,289	15,225,289	15,225,289	15,215,855

Weighted average common shares outstanding - diluted	15,225,289	15,225,289	15,225,289	15,318,548

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(670,718)	$61,004
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	19,043	23,004
Amortization of debt discount	31,681	25,700
Loss on sale of property and equipment	0	726
Stock option compensation (FAS123R)	6,112	0
Changes in operating assets and liabilities:
Accounts and other receivables	118,890	(99,328)
Prepaid expenses and other current assets	103,274	32,653
Inventories	(49,000)	(209,075)
Accounts payable and accrued expenses	285,146	106,191
Other Assets	(59,445)	--
Deferred revenue	5,154	(6,068)
Net cash (used in) provided by operating activities	(209,863)	(65,193)

Cash flows from investing activities:
Purchase of property and equipment	(52,314)	(7,455)
Net cash used in investing activities	(52,314)	(7,455)

Cash flows from financing activities:
Net borrowings on note payable	250,000	7,681
Net cash provided by financing activities	250,000	7,681
Effects of foreign exchange rate	10,960	(571)

Net decrease in cash and cash equivalents	(1,217)	(65,538)

Cash and cash equivalents at beginning of period	150,663	272,168

Cash and cash equivalents at end of period	$149,446	$206,630

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$165,325	$204,935

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

At March 31, 2007, Hemagen had $149,446 of unrestricted cash, working capital of $2,212,007 and a current ratio of 2.2 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. At March 31, 2007 the Company had $250,000 in borrowings on its line of credit facility.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2007, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007. The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2008 fiscal year. The company is still evaluating the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. The Company currently does not believe the impact will be material based on the Company's operating loss carryforwards.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007; thus it will start affecting the Company on October 1, 2009, the beginning of the Company’s 2010 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the plan for the three and six months ended March 31, 2006. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options’ vesting periods.

	Three months ended March 31, 2006	Six months ended March 31, 2006

Net (Loss) Income :
As reported	($60,849)	$61,004

Less stock-based compensation expense: determined under the fair value method for all awards	--	($74,481)

Pro forma net (loss)	$(60,849)	($13,477)

Net income per common share:
Basic and Diluted;
As reported	.00	.00
Pro forma	.00	.00

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006:  dividend yield of 0%; expected volatility of 81%; risk-free interest rate of 5%; and expected terms of 5 to 10 years.

NOTE C- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2007 and March 31, 2006. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price. Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive.

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,375,014	2,465,611	2,375,014	2,520,822
	7,774,814	7,865,411	7,774,814	7,920,622

NOTE D - STOCK BASED COMPENSATION

At March 31, 2007, options for the purchase of 2,375,014 shares of common stock with a weighted average exercise price of $1.08 were outstanding. During the six months ended March 31, 2007 options to purchase 82,500 shares at an exercise price of $ .24 per share were granted. During the six months ended March 31, 2007, no options were exercised and 188,500 options expired or were forfeited.

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

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company’s loss before income taxes for the three and six months ended March 31, 2007, was approximately $2,600 and $6,100, respectively, more than if it had continued to account for share based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended March 31, 2007 would not have changed if it had continued to account for share based compensation under APB No. 25. No portion of the stock compensation expense was capitalized during the period.

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three and Six Months Ended March 31,
	2007	2006
Dividend yield	--	--
Expected volatility	82%	81%
Risk-free interest rate	4%	5%
Expected life in years	10	5-10

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

As of March 31, 2007, there was $45,704 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 5 years. There isn’t any aggregate intrinsic value of currently exercisable options as of March 31, 2007. All options granted have the same exercise price as the stock price on the date the options were granted.

NOTE E - INVENTORIES

Inventories at March 31, 2007 and September 30, 2006 consist of the following;

	March 31, 2007	September 30, 2006
Raw Materials	1,435,738	1,397,931
Work-in-process	250,896	162,501
Finished goods	1,625,383	1,794,053
	3,312,017	3,354,485
Less reserves	(502,234)	(593,704)
Net inventories	2,809,783	2,760,781

NOTE F - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2008. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien on all assets of the Company. At March 31, 2007, the outstanding balance on the line of credit was $250,000 and the effective interest rate on the line of credit was 9%.

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

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of its common stock of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362.  At March 31, 2007 and September 30, 2006, the unamortized discount on these notes was $177,604 and $209,285, respectively.

NOTE H - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
March 31, 2007:
Revenues	2,462,206	621,020	3,083,226
Long-lived assets	199,686	98,670	298,356

March 31, 2006:
Revenues	3,036,938	830,976	3,867,914
Long-lived assets	1,018,112	63,926	1,082,038

* Includes export sales to countries other than Brazil.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Three Month Period Ended March 31, 2007
Compared to the Three Month Period Ended March 31, 2006

Revenues for the three-month period ended March 31, 2007 decreased by approximately $208,000 (11%) to approximately $1,695,000 from $1,903,000 for the same period ended March 31, 2006. The decrease in revenues is primarily attributable to a decrease in sales of $171,000 from the Raichem products sold during the quarter; a decrease of $15,000 in sales from the Company’s 100% owned Brazilian subsidiary; and an $8,000 decrease in sales from the Analyst division.

Cost of product sales increased $17,000 (2%) to $ 1,152,000 from $1,135,000 for the same period last year. Cost of product sales as a percentage of sales increased to 68% from 60%. This increase in cost of sales as a percentage of sales is mainly attributed to higher direct manufacturing payroll costs for newly hired technical production staff during the second quarter of 2007.

Research and development expenses decreased $ 4,000 (4%) to approximately $ 92,000 from $96,000 in 2006.

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

Selling, general and administrative expenses increased overall by approximately $56,000 (9%) for the quarter ended March 31, 2007 to $651,000 from $595,000 in the previous period.  This increase is due mainly to the accrual of $90,000 of audit fees offset by a reduction of approximately $35,000 of outside consultants.

Other expenses decreased approximately $24,000 (20%) to approximately $94,000 in the quarter ended March 31, 2007 from $118,000 in the prior period. Interest expense for the three months ended March 31, 2007, was $ 99,000 as compared to $118,000 in the three months ended March 31, 2006. The decrease in interest expense was due to the repayment of a loan funding the construction of a building in 2006.

Income tax expense for the quarter ended March 31, 2007 was $ 16,000 as compared to $20,000 for the quarter ended March 31, 2006. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $310,000 for the three months ended March 31, 2007 as compared to a net loss of approximately $61,000 in the prior period. This increase in net loss is due to the reduced sales volume in combination with the decreased margin resulting from additional technical production payroll along with the accrual of an additional $90,000 in audit overage fees.

The Six Month Period Ended March 31, 2007
Compared to the Six Month Period Ended March 31, 2006

Revenues for the six-month period ended March 31, 2007 decreased by approximately $785,000 (20%) to approximately $3,083,000 from $3,868,000 for the same period ended March 31, 2006. This decrease is attributed to lower sales at the Company’s Brazilian subsidiary of approximately $128,000; decreased sales from the Raichem division of approximately $501,000; and a decrease of sales from the Analyst, Virgo and Endochek product lines of $150,000 .

Cost of product sales decreased by approximately $91,000 (4%) to $2,105,000 from $2,196,000 for the same period last year. Cost of product sales as a percentage of sales increased to 68% from 57%. Gross margins year to date were 32% as compared to 43% in the prior period. This increase in cost of sales as a percentage of sales is attributed to the lower sales volume and additional production expenses during the second quarter of 2007.

Research and development expenses increased $2,000 (1%) to approximately $158,000 from $156,000.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended March 31, 2007.

Selling, general and administrative expenses for the six months ended March 31, 2007 were $1,277,000 which is $100,000 (8%) higher than the previous period expenses of $1,177,000.  During the second quarter we accrued $90,000 of various audit fees.

The operating loss for the current period was $457,000 as compared to operating income of $339,000 in the prior period, a decline of $796,000 from the prior period. This is the result of lower sales volume and increased costs relating to the sale of products, along with the accrual of an additional $90,000 related to the 2006 audit fees.

Other expenses decreased by approximately $38,000 (16%) to approximately $196,000 in the six months ended March 31, 2007 from $234,000 in the prior period. Interest expense for the six months ended March 31, 2007, was $196,000 as compared to $235,000 in the six months ended March 31, 2006. During 2007 we were no longer paying interest associated with the cost of a building purchased in June 2005. As a result, cash payments of interest expense decreased from $205,000 in the prior period to $165,000 in the current period.

Income tax expense for the six months ended March 31, 2007 was $18,000 as compared to $44,000 for the six months ended March 31, 2006. This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $671,000 for the six months ended March 31, 2007 as compared to a net income of approximately $61,000 in the prior period. The decrease in the net income from the prior period is the direct result of lower sales and overall lower margins.

Liquidity and Capital Resources

At March 31, 2007, Hemagen had approximately $149,000 of cash, and working capital of approximately $2,212,007. At September 30, 2006 the Company had $151,000 of cash and working capital of $2,927,000.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. At March 31, 2007 the Company had $250,000 borrowed on its line of credit facility. This line of credit facility expires on March 31, 2008.

Hemagen believes that cash flow from operations, cash on hand at March 31, 2007, and its credit available under its line of credit facility will be sufficient to finance its operations and capital expenditures over the next twelve months.

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

Net cash used in operating activities during the six months ended March 31, 2007 was $210,000 as compared to cash used of approximately $65,000 during the six months ended March 31, 2006. The increase in cash used is the result of lower sales and increased costs of product sales in the current period. The cash provided from the change in operating assets and liabilities was $314,000 in 2007 compared to the cash used of $176,000 during 2006.

Approximately $52,000 of cash was used in investing activities in the six months ended March 31, 2006 as compared to $7,000 of cash used for investing activities in the six months ended March 31, 2006. The cash used in 2007 was for the purchase of lab equipment and computers for Brazil and a new compressor for the ATS unit.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and acting Principal Financial Officer, William P. Hales has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, Mr. Hales believes that the Company’s disclosure controls and procedures were effective as of March 31, 2007 except for the matters described below.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2007	11,000	$0.25	11,000
February 1-28, 2007	0	$0.00	0
March 1-31, 2007	9,000	$0.23	9,000
Total	20,000	$0.24	20,000

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Shareholders’ Meeting was held April 24, 2007. At the meeting, Edward T. Lutz was elected a director for the term expiring in 2010 by a vote of 11,471,158 shares For and 339,598 shares "Withheld".

At the meeting, the Shareholders’ also approved the 2007 Stock Incentive Plan by a vote of 4,641,377 "For" and 711,320 "Against", 25,807 "Abstained" and with 6,432,252 not voting.

The plan as approved reserves a maximum of 1,500,000 shares of issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards under the 2007 Plan.

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

HEMAGEN DIAGNOSTICS, INC. (Registrant)

Date: May 29, 2007	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

Date: May 29, 2007	By:	/s/ William P. Hales
William P. Hales
Principal Financial Officer