Form 10QSB
period 2007-06-30
HEMAGEN DIAGNOSTICS INC
filed 2007-08-14
CIK 892822

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File
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

Yes   ☐          No ☒

As of June 30, 2007, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.
Transitional Small Business Disclosure Format:    Yes   ☐        No ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I   Financial Information

Item 1.        Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	September 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,792	$150,663
Accounts receivable, less allowance for doubtful accounts of $54,336 and $76,625 at June 30, 2007 and September 30, 2006, respectively	1,003,787	1,003,373
Inventories, net	2,645,894	2,760,781
Prepaid expenses and other current assets	250,718	267,863

Total current assets	3,999,191	4,182,680

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $ 7,274,220 and $7,219,781 at June 30, 2007 and September 30, 2006, respectively	227,423	170,974

OTHER ASSETS	72,283	35,118

Total Assets	$4,298,897	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30, 2007	September 30, 2006
CURRENT LIABILITIES:
Revolving line of credit	250,000	--
Accounts payable and accrued liabilities	1,615,723	1,230,890
Deferred revenue	19,204	25,104

Total Current Liabilities	1,884,927	1,255,994

Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $160,764 and $209,285 at June 30, 2007 and September 30, 2006, respectively	3,889,086	3,840,565

Total liabilities	5,774,013	5,096,559

COMMITMENTS AND CONTINGENGIES
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,289 and 15,325,289 at June 30, 2007 and September 30, 2006, respectively	153,252	153,252
Additional paid-in capital	22,844,867	22,836,134
Accumulated deficit	(24,311,680)	(23,503,209)
Accumulated other comprehensive loss- currency translation loss	(71,918)	(104,327)
Less treasury stock at cost; 100,000 shares at June 30, 2007 and September 30, 2006, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,475,116)	(707,787)
Total Liabilities and Stockholders’ Deficit	$4,298,897	$4,388,772

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product sales	$1,767,256	$1,661,057	$4,850,482	$5,528,971

Costs and expenses:
Cost of product sales	1,135,321	986,940	3,240,307	3,182,479
Research and development	71,514	75,443	229,596	231,223
Selling, general and administrative	579,884	615,759	1,856,844	1,793,176

Operating (loss) income	(19,463)	(17,085)	(476,265)	322,093

Other expenses:
Interest and amortization of debt discount	(100,400)	(105,657)	(296,597)	(339,940)
Other	(1,850)	-	(1,707)	-
Total other expenses	(102,250)	(105,657)	(298,304)	(339,940)

Net loss before income taxes	$(121,713)	$(122,742)	$(774,569)	$(17,847)

Income tax expense	(16,040)	(21,600)	(33,902)	(65,490)

Net loss	$(137,753)	$(144,342)	$(808,471)	$(83,337)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	21,900	15,219	32,409	15,264
Other comprehensive income	21,900	15,219	32,409	15,264

Comprehensive loss	$(115,853)	$(129,123)	$(776,062)	$(68,073)

Net loss per share - basic:	$(0.01)	$(0.01)	$(0.05)	$(0.01)
Net loss per share - diluted:	$(0.01)	$(0.01)	$(0.05)	$(0.01)

Weighted average common shares outstanding – basic	15,225,289	15,225,289	15,225,289	15,219,000
Weighted average common shares outstanding – diluted	15,225,289	15,225,289	15,225,289	15,219,000

The accompanying notes are an integral part of the financial statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(808,471)	$(83,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,138	33,675
Amortization of debt discount	48,521	43,794
Loss on sale of property and equipment	0	726
Stock option compensation	8,733	0
Changes in operating assets and liabilities:
Accounts and other receivables	(414)	154,863
Prepaid expenses and other current assets	17,144	(34,716)
Inventories	114,887	(148,916)
Accounts payable and accrued expenses	384,833	(39,263)
Other assets	(37,165)	21,000
Deferred revenue	(5,900)	(10,847)
Net cash used in operating activities	(251,694)	(63,021)
Cash flows from investing activities:
Purchase of property and equipment	(79,281)	(14,987)
Net cash used in investing activities	(79,281)	(14,987)

Cash flows from financing activities:
Net borrowings on note payable	250,000	7,681
Exercise of stock options		4,188
Net cash provided by financing activities	250,000	11,869

Effects of foreign exchange rate	29,104	15,264

Net decrease in cash and cash equivalents	(51,871)	(50,875)

Cash and cash equivalents at beginning of period	150,663	272,168

Cash and cash equivalents at end of period	$98,792	$221,293

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$256,134	$241,992

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

At June 30, 2007 Hemagen had $98,792 of unrestricted cash, working capital of $2,114,264 and a current ratio of 2.1 to 1.0.  Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%.    At June 30, 2007 the Company had $250,000 in borrowings on its line of credit facility.

Hemagen believes that cash flow from operations, cash on hand at June 30, 2007, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2007.  The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time.  However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.  Hemagen has no off-balance sheet financing arrangements.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial disclosure of tax positions taken or expected to be taken on the tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2008 fiscal year.  The company is still evaluating the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.  The Company does not believe the impact will be material.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the plan for the three and nine and six months ended June 30, 2006.  For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options’ vesting periods.

	Three months ended June 30, 2006	Nine months ended June 30, 2006

Net (loss) Income :
As reported	$(144,342)	$(83,337)

Less stock-based compensation expense:	(23,862)	$(98,343)

Pro forma net loss	$(168,204)	$(181,680)

Net income per common share:
Basic and Diluted;
As reported	(.01)	(.01)
Pro forma	(.01)	(.01)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0%; expected volatility of 87%; risk-free interest rate of 5%; and expected terms of 5 to 10 years.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007.  The Company is assessing the impact this statement will have on its consolidated financial position and results of operations upon its adoption on September 1, 2007.

In November 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” which supersedes EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” and amends EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF Issue 06-6 addresses how a modification or exchange of debt instruments that affect the terms of an embedded conversion option should be considered in the analysis of whether the modification or exchange should be accounted for as a debt extinguishment. The consensus also provides guidance for modifications or exchanges that are not treated as debt extinguishments.

The consensus in EITF Issue 06-6 is effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The Company will adopt the consensus on October 1, 2007. The impact of applying this consensus will depend on the nature of any modifications to, or exchanges of, any debt instruments occurring after October 1, 2008 and applies regardless of when the debt was originally issued.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”

The Company presents all non-income government-assessed taxes (sales, use, and value added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its financial statements. The consensus in EITF Issue 06-3 does not require the Company to reevaluate its existing accounting policies for income statement presentation.

The Company will adopt the guidance in EITF Issue 06-3 effective October 1, 2007. The impact of applying this consensus will result in additional disclosure but will not change the method in which the Company accounts for taxes collected.

NOTE C- NET INCOME (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2007 and June 30, 2006.  Diluted earnings per common share are computed based on common shares outstanding plus  the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.  Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,410,014	2,501,014	2,410,014	2,501,014
	7,809,814	7,900,814	7,809,814	7,900,814

NOTE D – STOCK BASED COMPENSATION

At June 30, 2007, options for the purchase of 2,410,014 shares of common stock with a weighted average exercise price of $1.07 were outstanding.  During the nine months ended June 30, 2007 options to purchase 117,500 shares at an exercise price of $ .24 per share were granted.  During the nine months ended June 30, 2007, no options were exercised and 188,500 options expired or were forfeited.

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

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company’s loss before income taxes for the three and nine months ended June 30, 2007, was approximately $ 2,600 and $8,700 respectively,  more than if it had continued to account for share based compensation under APB No. 25.  Basic and diluted loss per share for the three and nine months ended June 30, 2007 would not have changed if it had continued to account for share based compensation under APB No. 25. No portion of the stock compensation expense was capitalized during the period.

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three and Nine Months Ended June 30,
	2007	2006
Dividend yield	--	--
Expected volatility	82%	87%
Risk-free interest rate	4%	5%
Expected life in years	10	5-10

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

As of June 30, 2007, there was $48,301 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 5 years.  The options exercisable as of June 30, 2007 have no intrinsic value. All options granted have the same exercise price as the stock price on the date the options were granted.

NOTE E - INVENTORIES

    Inventories at June 30, 2007 and September 30, 2006 consist of the following;

	June 30, 2007	September 30, 2006

Raw Materials	1,507,462	1,397,931
Work-in-process	241,878	162,501
Finished goods	1,571,887	1,794,053
	3,321,227	3,354,485
Less reserves	(675,333)	(593,704)
Net inventories	2,645,894	2,760,781

NOTE F - LINE OF CREDIT

The Company has has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2008.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  At June 30, 2007, the outstanding balance on the line of credit was $250,000 and the effective interest rate on the line of credit was 9%.  As of June 30, 2007 the Company was in compliance with its debt covenants.

NOTE G – SENIOR SUBORDIANTED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company’s common stock and mature on September 30, 2009.  The Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Notes provide that the following are subordinated to the security for the  Notes: real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions.  The Company has the right to require conversion of the Notes at any time after September 30, 2005 if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at any time at their full face amount plus any accrued and unpaid interest. At June 30, 2007 and September 30, 2006, the unamortized discount of these notes was $160,764 and $209,285, respectively.

NOTE H – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated

June 30, 2007:
Revenues	3,872,536	977,946	4,850,482
Long-lived assets	169,234	130,472	299,706

June 30, 2006:
Revenues	4,281,046	1,247,925	5,528,971
Long-lived assets	1,009,315	62,341	1,071,656

* Includes export sales to countries other than Brazil.

Item 2.    Management’s Discussion and Analysis and Plan of Operation.

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

Results of Operations

The Three Month Period Ended June 30, 2007
Compared to the Three Month Period Ended June 30, 2006

Revenues for the three-month period ended June 30, 2007 increased by approximately $ 106,000 (6%) to approximately $ 1,767,000 from $1,661,000 for the same period ended June 30, 2006.  The increase in revenues is primarily attributable to an increase in sales volume of $ 80,000 from the Raichem products sold during the quarter.

Cost of product sales increased $ 148,000 (15%) to $ 1,135,000 from $ 987,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 64% from 59%.  This increase in cost of sales as a percentage of sales is mainly attributed to higher direct manufacturing payroll costs for newly hired technical production staff during the second quarter of 2007, along with expenses related to increasing the inventory reserves during the third quarter to cover obsolete or discontinued products.

Research and development expenses decreased $ 3,000 (5%) to approximately $ 72,000 from $75,000 in 2006.

The Company is currently working to complete several research and development programs including:

•
Activities relate to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Continuing to develop additional assays and reagents to fill in the Raichem clinical chemistry reagent product line; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

Selling, general and administrative expenses decreased overall by approximately $ 36,000 (6%) for the quarter ended June 30, 2007 to $ 580,000 from $ 616,000 in the previous period. This decrease is primarily due to the reduction of use of outside consultants.

Income tax expense for the quarter ended June 30, 2007 was $ 16,000 as compared to $22,000 for the quarter ended June 30, 2006.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $ 138,000 for the three months ended June 30, 2007 as compared to a net loss of approximately $ 144,000 in the same quarter of the prior year.

The Nine Month Period Ended June 30, 2007
Compared to the Nine Month Period Ended June 30, 2006

Revenues for the nine-month period ended June 30, 2007 decreased by approximately $ 678,000 (12%) to approximately $ 4,850,000 from $ 5,529,000 for the same period ended June 30, 2006.    This decrease is attributed to lower sales at the Company’s Brazilian subsidiary of approximately $ 160,000 due to production issues with certain products during the first quarter; decreased sales from the Raichem division of approximately $ 440,000 due to decreased sales during the first quarter from five of the companies top customers; and a decrease of sales from the Analyst product lines of $ 100,000 due to a general decline in the market for decreased use of the machine in the human market.

Cost of product sales increased by approximately $58,000 (2%) to $ 3,240,000, from $3,182,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 67% from 58%.  Gross margins year to date were 33% as compared to 42% in the prior period.  This increase in cost of sales as a percentage of sales is attributed to the lower sales volume and additional expenses related to the hiring of production personnel during the second quarter of 2007.

Research and development expenses decreased $ 1,000 (1%) to approximately $ 230,000 from $231,000 in the previous year.

The Company is currently working to complete several research and development projects that are more fully described in the above comments for the three months ended June 30, 2007.

Selling, general and administrative expenses for the nine months ended June 30, 2007 were $1,857,000 which is $ 64,000 (4%) higher than the previous period expenses of $1,793,000. During 2007 the company accrued an additional 90,000 of various audit fees related to the 2006 audit, which attributes to this increase. The company also reduced outside consultants expenses during 2007.

The operating loss for the current period was $ 476,000 as compared to operating income of $322,000 in the prior period, a decline of $ 798,000 from the prior period.  This is the result of lower sales volume and increased costs relating to the sale of products, in addition to the accrual of the 90,000 of expense related to the 2006 audit fees.

Other expenses decreased by approximately $ 42,000 (12%) to approximately $ 298,000 in the nine months ended June 30, 2007 from $340,000 in the prior period.  Interest expense for the nine months ended June 30, 2007, was $ 297,000 as compared to $340,000 in the nine months ended June 30, 2006. During 2007 the company was no longer paying interest associated with the cost of a building purchased in June 2005.

Income tax expense for the nine months ended June 30, 2007 was $ 34,000 as compared to $65,000 for the nine months ended June 30, 2006.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

The net loss for the period was approximately $ 808,000 for the nine months ended June 30, 2007 as compared to a net loss of approximately $83,000 in the prior period.  The increase in the net loss from the prior period is the direct result of lower sales, overall lower margins and additional accrued expenses related to the 2006 audit fees during the second quarter of 2007.

Liquidity and Capital Resources

At June 30, 2007, Hemagen had approximately $ 99,000 of cash, and working capital of approximately $ 2,114,000.  At September 30, 2006 the Company had $151,000 of cash and working capital of $ 2,927,000.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%.    At June 30, 2007 the Company had $250,000 borrowed on its line of credit facility.  This line of credit facility expires on March 31, 2008.  As of August 13, 2007 the Company had borrowings of $250,000 against the line of credit and was in compliance with its debt covenants.

Hemagen believes that cash flow from operations, cash on hand at June 30, 2007, and its credit available under its line of credit facility, assuming the line is renewed or replaced upon expiration in March 2008,  will be sufficient to finance its operations and capital expenditures over the next twelve months.

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

Net cash used in operating activities during the nine months ended June 30, 2007 was $ 252,000 as compared to cash used of approximately $63,000 during the nine months ended June 30, 2006.  The increase in cash used is the result of lower sales and increased costs of product sales in the current year.  The cash provided from the change in operating assets and liabilities was $ 473,000 in 2007 compared to the cash used of $ 58,000 during 2006.

Approximately $ 79,000 of cash was used in investing activities in the nine months ended June 30, 2007 as compared to $15,000 of cash used for investing activities in the nine months ended June 30, 2006.  The cash used in 2007 was for the purchase of lab equipment and  computers for the Brazilian subsidiary and manufacturing equipment used in the Maryland facility.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, Mr. Hales believes that the Company’s disclosure controls and procedures were effective as of June 30, 2007 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2007	0	0	0
May 1 – 31, 2007	0	0	0
June 1 – 30, 2007	3,125	$0.22	3,125
Total	3,125	$0.22	3,125

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Shareholders’ Meeting was held April 24, 2007. At the meeting, Edward T. Lutz was elected a director for the term expiring in 2010 by a vote of 11,471,158 shares “For” and 339,598 shares “Withheld”.

At the meeting, the Shareholders’ also approved the 2007 Stock Incentive Plan (“2007 Plan”) by a vote of 4,641,377 “For” and 711,320 “Against”, 25,807 “Abstained” and  6,432,252 not voting.

The Plan, as approved, reserves a maximum of 1,500,000 shares of issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units and awards under the 2007 Plan.

Item 5.    Other Information.

On July 11, 2007 Cathy Davidson was appointed as the Company’s Principal Financial Officer and Principal Accounting Officer. For the five years prior to joining Hemagen Cathy served as the Chief Financial Officer of Pepco Building Services, Inc., overseeing the finance and accounting functions of Pepco Building Services, Inc and its subsidiaries.

Item 6.    Exhibits

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

Hemagen Diagnostics, Inc. (Registrant)

August 14, 2007	/s/William P. Hales
William P. Hales
President and Chief Executive Officer

August 14, 2007	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer