Form 10KSB
period 2007-09-30
HEMAGEN DIAGNOSTICS INC
filed 2007-12-31
CIK 892822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

The registrant had revenues of $4,487,236 from continuing operations in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 17, 2007, was $2,740,551. As of December 17, 2007, 15,225,281 shares Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Items 9, 10,11,12 and 14 hereof.

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

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets more than 68 FDA-cleared proprietary medical diagnostic test kits and components. There are two different product lines. The Virgo® product line is a line of diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. The Analyst® product line is an FDA-cleared clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. The Company sells its products both directly and through distributors to reference labs, physicians, veterinarians, clinical laboratories and blood banks. The company also sells its products on a private-label basis through multinational distributors. The Company was incorporated in 1985 and became a public company in 1993. Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from our site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

In September 1998, The Company acquired the Analyst® Benchtop Clinical Chemistry System, which was originally designed by Dupont, from Dade Behring, Inc. The Analyst® is a proprietary bench top clinical chemistry instrument and reagent system. The Analyst® instrument is used to test general chemistry profiles for both the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst is cleared by the FDA for marketing in the United States to physician office laboratories. In December 2002 Hemagen also acquired another veterinary chemistry analyzer system, the Endocheck. Today, Hemagen estimates that its customer base for the Analyst is approximately 90% veterinary practices and 10% physician office laboratory practices.

In 1995, Hemagen completed the acquisition of a comprehensive line of diagnostic test kits utilizing immunofluorescence technology (“IFA products”) from Schiaparelli Biosystems, Inc. The IFA products and Hemagen’s comprehensive line of proprietary diagnostic test kits based on enzyme-linked immunosorbence assay technologies (“ELISA” or “EIA”) and hemagglutination technology (“HA”) form the Virgo® product line. These products are used to test for autoimmune and infectious diseases and are manufactured for manual use or for use on automated instrument platforms.

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

Recent Developments

During fiscal 2007 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability. Some of the important steps toward achieving those goals are as follows:

In July 2007, the Company entered into an agreement to sell the assets of its wholly owned subsidiary Reagents Applications Inc., and consummated the sale on October 8, 2007. The Company’s decision to sell the assets of Raichem was made based on an offer received for the business, after considering the resources required operating this business, the challenges associated with the geographic location and the size of the business. In addition, management determined that it could better utilize its resources to develop its other product lines.

During 2007 the Company pre-sold a redesigned version of the Analyst® Benchtop Clinical Chemistry System, the Analyst® III, and began shipping this new unit in September 2007.

During the year the Company also entered into agreements to distribute a hematology analyzer, and a compact electrolyte and a blood gas analyzer.

During the year, the Company renewed its working capital line of credit with Bay National Bank.

The Company launched a line of automated IFA instruments to be placed in large customer labs in Brazil. In conjunction therewith, the Company closed on a lease line to provide for instruments to be leased with a purchase option. During the year the company placed several instruments in key labs and has signed supply contracts with these customers.

The Company has taken steps to consolidate operations into more compact and efficient space, and has continued to seek out and implement cost reductions.

Technology

Analyst Instrument System

Hemagen acquired a patent protected rotor based technology for use in the Analyst in 1998. The Analyst is a bench-top centrifugal clinical chemistry analyzer. The Analyst utilizes a consumable rotor that contains dry prepackaged reagents. The Analyst spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510K cleared by the FDA for the Human medical market and two types of rotors that are exclusively sold for the veterinary market. The Analyst instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories. Hemagen’s blood chemistry and Analyst system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

In addition, Hemagen has entered into agreements to distribute a hematology analyzer and an electrolyte and blood gas analyzer to complement the Analyst®.

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

Current Products

Analyst® System Products

Hemagen currently markets four FDA 510(k) cleared rotor types for use on the Analyst clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells four rotors specifically designed for the veterinary marketplace called the VET-16, and the, Vet-16, VetFlex7, VetFlex and T4.

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

Distribution and Marketing

General

In the United States, Hemagen sells its products directly and through distributors to clinical laboratories, hospitals, veterinary offices, and research organizations, among other places. Internationally, Hemagen sells its products primarily through distributors and its wholly owned subsidiary in Brazil. Hemagen grants both exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with over 30 distributors in various countries worldwide.

Hemagen’s primary non-exclusive distributor of the Analyst product line to physician office laboratories is Inverness Medical Innovations Inc. (“Inverness”), formerly Wampole Labs prior to it being acquired by Inverness. Sales to Inverness accounted for approximately $155,000 and $165,000 or approximately 3% and 3% of Hemagen’s revenue for the fiscal years ended September 30, 2007 and 2006, respectively.

Hemagen markets its Virgo product line in South America through HDC in Brazil. HDC maintains an office in Sao Paulo, Brazil that is staffed by full-time sales administrators who receive and process orders and other employees that handle light assembly work, shipping, and technical support for the products. In fiscal years 2006, and 2005, Hemagen derived product sales through HDC of $1,371,000 and $1,507,000 respectively, which represents 31% and 32% of Hemagen’s total sales from continuing operations, respectively.

Products Under Development

Hemagen spent approximately $28,000 and $57,000 on research and development for the fiscal years ended September 30, 2007, and 2006, respectively. These numbers do not reflect research and development costs associated with the discontinued operations. Research and development costs for the discontinued portion of the operation were $271,000 and $260,000 for the fiscal years ended September 30, 2007 and 2006, respectively. Such research and development is focused on:

•

Activities related to upgrades to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

•	Developing and enhancing IFA kits

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

Most components used in Hemagen’s products are available from multiple sources. The outsourced manufacturing of the Analyst instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a business risk for Hemagen because the Analyst instrument is a viable alternative to the Endochek. The chemistry tablets that are used in the Analyst rotors are manufactured for the Company pursuant to a manufacturing agreement with another diagnostics manufacturing company that has been a reliable vendor for the Company for over nine years. This company is a sole source for the tablets today. The Company continues to consider other potential vendors or alternative vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets used in the Analyst product line.

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

Hemagen is required to register with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA’s Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. The most recent inspections by the FDA were in May 2006 for the Columbia, MD facility and June 2006 for the Company’s San Diego, CA facility. The results of those inspections can be reviewed at www.fda.gov., the content of which is not incorporated herein. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in compliance with all such regulations.

In January 2004, the Company received CE certification thereby allowing the Company to sell certain of its registered products in the European Community. The Company plans to obtain ISO 13485 certification in order to market additional products in the European Community and Canada.

Competition

The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related sales, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations that are substantially greater in size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, Heska Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, INOVA Diagnostics, Inc., The Binding Site. Ltd, and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

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

Employees

As of September 30, 2007, Hemagen had thirty one full-time employees, two part–time employees and three temps. Nine employees are in sales, marketing, general and administrative activities and twenty seven are involved in production and research and development. Included in the above employee counts are 10 full –time employees and three temporary employees which worked in a division which was sold on October 8, 2007.

None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

Item 2.	Description of Property

Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. The company plans to reduce the space it utilizes in the Columbia, MD facility to 20,100 square feet by approximately April 30, 2008. Under the Columbia lease, which was recently extended through June 30, 2012, Hemagen will pay approximately $180,700 per year in rent for the upcoming fiscal year. Hemagen also leases 20,160 square feet in San Diego, California, where it used to manufacture the RAICHEM product line. Under the San Diego lease, which extends through May 31, 2008, Hemagen will pay approximately $170,400 in rent during the next fiscal year. Hemagen currently has a month to month sublease agreement in place for the San Diego facility in which the tenant pays $10,652 a month in rent.

Hemagen’s subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil. The lease, which expired on June 30, 2006, has been extended without a definitive stated term. Either party can terminate with 60 days notice. This subsidiary pays approximately $61,000 per year in rent for this space.

Management believes that all of the properties are adequately insured.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None during the fourth quarter.

Part II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB. On December 19, 2007 the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.16 and $0.16 per share, respectively.

For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during Fiscal 2007 and 2006. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2006
First Quarter	$0.26	$0.17
Second Quarter	$0.52	$0.19
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.36	$0.25

Fiscal 2007
First Quarter	$0.34	$0.20
Second Quarter	$0.30	$0.22
Third Quarter	$0.26	$0.19
Fourth Quarter	$0.24	$0.16

As of December 10, 2007, there were 171 holders of record of Hemagen’s Common Stock which Hemagen believes represents approximately 1,800 beneficial owners.

Dividends

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,289,514	(1)	$1.11	2,242,500	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,289,514	(1)	$1.11	2,242,500	(2)

(1)

Amount includes 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors on September 30, 1999, 547,500 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001 and 10,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors Stock Option Plan approved by the shareholders on April 25, 2000 that have been issued as of September 30, 2007.

(2)

Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan, 2000 Directors Stock Option Plan, and the 2007 Stock Option plan that have not been issued as of as of September 30, 2007

Item 6.	Management’s Discussion and Analysis or Plan of Operations

Overview

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and for assessing general health conditions. Hemagen has approximately 68 different test kits available that are 510(K) cleared for sale in the United States by the FDA, and other products that are not required to be FDA cleared that it sells.

During the year Hemagen entered into an agreement to sell Raichem, its clinical chemistry reagent business located in San Diego, CA. The sale was consummated on October 8, 2007. The Company’s decision to sell the assets of Raichem was made based on an offer received for the business, and after considering the resources required to operate the business, the challenges associated with the geographic location, the size of the business and the opportunity to develop its other product lines. In addition, management determined that it could better utilize its resources to develop its other product lines so the decision was made to sell Raichem, its clinical chemistry business.

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability. There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, that cash flow from operations, the cash on hand at September 30, 2007 and its line of credit availability will be sufficient to finance its operations for fiscal 2008. See the “Recent Developments” section on page 4.

At September 30, 2007, Hemagen had $6,592 of unrestricted cash, accounts receivable (net) of $1,000,652, working capital of $2,126,560 and a current ratio of 2.2 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus  3/4%.

The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

Results of Operations

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenues from continuing operations for fiscal 2007 decreased $288,000 (6%) to approximately $4,487,000 from approximately $4,775,000 for fiscal 2006. The overall decrease in sales resulted from $81,000 of decreased sales of the Company’s Analyst Clinical Chemistry Analyzer line, $36,000 of decreased sales in the Endocheck line and a decrease of $ 164,000 in the Company’s Virgo Autoimmune and infections disease product line.

Sales of the Analyst Clinical Chemistry Analyzer product line were $81,000 lower than the prior year as a result of loss of customers to competitors. During the 4th quarter of 2007 the company launched the new Analyst III and is expecting to see increased sales in the future quarters.

Sales in the Virgo product line decreased by approximately $164,000 due to an overall decrease in sales related to customer conversions to EIA and the outsourcing of testing.

Sales in the Endocheck division continue to decrease and, the company expects to see a continuous decline in this area as we continue to try to convert those customers to the Analyst.

The Company believes it will be able to increase its revenues due to the launch and initial shipments of its new Analyst® III instrument and other related lab system components, and related consumables, by re-launching its Autoimmune EIA kits, and by increasing the sale of ifs IFA products due to the decision to place automated IFA equipment in large labs. As of September 30, 2007 the company had approximately $500,000 of instrument orders on backorder that it expects to ship in the next several months. The company is focused on increasing the product offering and increasing its sales force in order to attract more customers, as well as to increase business with current customers, However, Hemagen can give no assurance that it will be able to increase revenues in the future.

Cost of product sales from continuing operations decreased approximately $266,000 (10%) to approximately $2,606,000 from approximately $2,872,000 in fiscal 2006 due to a decrease in production costs. Gross margins from continuing operations for fiscal year 2007 were 41% as compared to 40% in fiscal year 2006. The gross margins for the year from continuing operations increased 1% in fiscal 2007 as a result of reduced temporary labor expense, and reduced outside consulting services.

Research and development expenses from continuing operations for fiscal 2007 decreased approximately $29,000 (50%) to approximately $28,000 from $57,000, in the previous year. This decrease is attributable to lower consultancy expenses related to the Virgo and ELISA products.

Selling, general and administrative expenses from continuing operations for fiscal 2007 were $2,012,000 which remained unchanged from the prior year expenses. The Company continues to seek out and implement cost reductions. During the year, the company changed accounting firms and health care plan options which management expects should result in approximately $115,000 worth of savings during fiscal 2008.

For the fiscal year 2007, Hemagen had an operating loss from continuing operations of $159,000 as compared to a $165,000 loss for the previous fiscal year. This decrease in operating loss resulted primarily from slightly higher margins during 2007.

Other income (net) decreased $562,000 to approximately $105,000 of loss from $457,000 of other income in fiscal 2006. The largest portion of this variance is attributable to the sale of the building during 2006 which reported a gain of $865,000 during the prior year. Interest expense for fiscal 2007 decreased by approximately $51,000 to $401,000 in 2007 from $452,000 in the prior year. This reduction in interest expense was the result of the sale of the building as the company no longer had to pay interest on the note. During 2007, the company made the decision that a previous accrual that had been carried on the books during prior years was no longer deemed payable and therefore reversed. This transaction generated approximately $301K of other income for fiscal 2007.

In the current fiscal year, the Company had $48,000 of income tax expense as compared to $75,000 in fiscal year 2006. All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

The loss reported from the discontinued operations of the Raichem division was $538,000 compared to $96,000 of income in the prior year. The current year loss included approximately $197,000 of expense related to the write-down and additional reserves of the inventory during the 4th quarter of 2007 due to an agreement made with the purchaser.

Net loss for fiscal 2007 was approximately $850,000 compared to net income of approximately $313,000 from the previous year. In 2006 the company recognized a gain from the sale of a building in the amount of approximately $865,000. During 2007, the Company recognized income of approximately $301,000 related to the reversal of a prior accrual, recorded a write-down of inventory in the amount of $ 147,000 due to an inventory purchase agreement made that excluded the overhead component of the inventory costs, and recorded an additional reserve of $50,000 for inventory of Reagents Applications, Inc. that may not be sold under the inventory agreement. In addition, approximately $400,000 of the increased loss is directly attributable to a decrease in sales from the company’s wholly owned subsidiary Reagents Applications, Inc during 2007.

Liquidity and Capital Resources

At September 30, 2007, Hemagen had $6,592 of unrestricted cash, working capital of $2,126,560 and a current ratio of 2.2 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. As of December 20, 2007 the company had $158,231 as outstanding borrowings on the line of credit.

In fiscal 2007, Hemagen had capital expenditures of $86,000 primarily for the purchase of lab equipment for use in Brazil.

In fiscal 2007, Hemagen used cash of approximately $144,000. Cash used by operating activities was approximately $482,000. Cash used by investing activities was approximately $86,000 and financing activities generated approximately $375,000. The effect of exchange rates on cash in the current fiscal year resulted in a positive adjustment of approximately $49,000 which offset the cash usage from operating and investing activities.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2007, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2008. The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

Fiscal 2007 compared to Fiscal 2006

Hemagen used $482,000 of cash in its operating activities during fiscal 2007 compared to using $737,000 in cash in its operating activities in fiscal 2006. The cash provided from the change in operating assets and liabilities was approximately $259,000 in 2007 compared to the cash used of $ 287,000 during 2006.

Cash used by investing activities totaled $86,000 in fiscal 2007, as compared to $1,673,000 of cash provided in fiscal 2006. The cash provided in fiscal 2006 was related to the proceeds from the sale of the building. The company had capital expenditures of $86,000 in fiscal 2007, related to the purchase of lab equipment for the Brazil operations

Cash provided by financing activities totaled $375,000 in fiscal 2007 as compared to $1,050,000 used in fiscal 2006. The cash used in the previous year represents $400,000 used to pay off the revolving line of credit and $650,000 used to pay off the note payable for the building sold in July 2006. The cash generated in the current year represents $340,000 borrowed on the Company’s line of credit facility during fiscal year 2007, along with borrowing from the Brazilian Itau bank to finance the purchase of lab equipment used in Brazil. The increased borrowings on the line of credit were primarily used to finance operations.

New Accounting Pronouncements

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken. Additionally, FIN 48 provides for guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the company beginning October 1, 2007. The Company is in the process determining the effect, if any, of the adoption of FIN 48 will have on the consolidated financial statements.

Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair values , established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements . FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company does not expect the adoption of FAS 157 to significantly affect its consolidated financial condition of results of operations.

Financial Accounting Standards No 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilties in their entirety at fari value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the items fair value must be report as unrealized gains and losses in earnings at each subsequent reporting date. FAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the options provided under FAS 159 and their potential impact on its financial condition and results of operations if implemented. The Company does not expect the adoption of FAS 159 to significantly affect its consolidated financial condition or results of operations.

Staff Accounting Bulletin No. 108 (“SAB 108”). In September 2006, the SEC released SAB 108 to address diversity in practice regarding consideration of the effects of prior years errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if a correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal 2007. The adoption of SAB 108 did not materially affect the Company’s consolidated financial statements.

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

We believe the following critical accounting policies and estimates have the greatest impact on the preparation of our consolidated financial statements:

Revenue Recognition

We manufacture and market a broad offering of in vitro diagnostic products and services which currently include: (1) reagents and consumables for general chemistry analyzers, (2) medical diagnostic test kits (3) medical diagnostic instruments, and (4) maintenance services. Reagents and consumables, in addition to medical test kits represent the largest portion of our sales. Revenues from reagents and consumables and test kits are recognized when the product is shipped. and all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible.

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

On September 13, 2007, the Audit Committee of the Board of Directors dismissed Grant Thornton LLP as its independent registered public accounting firm. On that same date, the Audit Committee engaged Stegman & Company (the “New Auditor”) as its independent registered public accounting firm effective September 13, 2007. Grant Thornton’s report on the Company’s financial statements for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Grant Thornton, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter in connection with its report. During the Company’s two most recent fiscal years and the subsequent interim period preceding Grant Thornton’s dismissal, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)).During the two most recent fiscal years and the interim period prior to engaging the New Auditor, neither the Company nor anyone on its behalf consulted the New Auditor regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event (as defined in Regulation S-B Item 304(a)(1). The Company requested that Grant Thornton furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated September 18, 2007 was filed as Exhibit 16 to the Form 8-K filed on September 18, 2007.

Item 8A.	Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, both Grant Thornton LLP, the Company’s previous auditors and Stegman and Company, the Company’s current auditor have informed the company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented. The Company is currently working to appropriately document these internal controls.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Items 9 through 12 and 14 are incorporated by reference to the Registrant’s Proxy Statement relating to its 2008 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30th. Information required by Regulation S-B Item 201(d) is contained in Item 5 of this form 10-KSB.

Item 13.	Exhibits

(a)(1) and (2) Financial Statements and Schedules

(a)(3) Exhibit List.

Exhibit No.	Description of Exhibit	Filing Status
3.1	Certificate of Incorporation.	A

3.2	Bylaws.	A

4.1	Specimen Stock Certificate.	B

4.2	Rights Agreement dated January 27, 1999.	B

4.3	First Amendment to the Rights Agreement dated September 30, 1999.	C

10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil.	O

10.25	Settlement Agreement dated September 30, 1999.	D

10.29	Form of 8% Senior Subordinated Secured Convertible Note.	G

10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000.	C

10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000.	E

10.35*	2001 Stock Option Plan.	F

10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc and Bay National Bank dated September 26, 2002	K

10.42*	Directors Rule 10(b)5-1 Stock Purchase Plan	L

10.44*	Hemagen Employee Stock Ownership Plan	M

10.45	Trust Agreement for the Hemagen Stock Ownership Plan	M

10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement	M

10.52	Form of 8% Senior Subordinated Secured Convertible Note dated September 30, 2004.	O

10.60	2007 Stock Incentive Plan	P

10.65	Third Amendment to Lease between the Company and 9033 Red Branch Road, LLC dated September 11, 2007	Q

10.7	Asset Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation, dated October 8, 2007	S

10.75	Promissory Note between Hemagen Diagnostics and Cliniqa Corporation dated October 8, 2007.	S

10.8	Inventory Purchase Agreement between Reagents Applications, Inc and Cliniqa Corporation, dated October 8, 2007	S

14.0	Code of Ethics Policy	L

14.1	Insider Trading Policy	L

16	Letter from Grant Thornton LLP to the Securities and Exchange Commission	R

23.1	Consent of Stegman and Company	T

23.2	Consent of Grant Thornton LLP	T

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	T

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	T

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)	T

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)	T

*	Management compensatory contracts.
A.	Incorporated by reference to Registration Statement No. 33-52686-B.
B.	Incorporated by reference to Registration Statement on Form 8-K filed on February 10, 1999.
C.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000.
D.	Incorporated by reference to Hemagen’s Form 8-K filed on October 7, 1999.
E.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001.
F.	Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the SEC on January 29, 2001.
G.	Incorporated by reference to Hemagen’s Form S-3 filed on June 30, 2000.
H.	Incorporated by reference to Hemagen’s Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001.
I.	Incorporated by reference to Hemagen’s 10-QSB for the quarter ended March 31, 2001.
J.	Incorporated by reference to Hemagen’s Form 8-K filed on March 23, 2001.
K.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002.
L.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003.
M.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004.
N.	Incorporated by reference to S-3 filed on May 26, 2005.
O.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2005.
P.	Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the SEC on March 21, 2007.
Q.	Incorporated by reference to Hemagen’s Form 8-K filed on September 12, 2007.
R.	Incorporated by reference to Hemagen’s Form 8-K filed on September 18, 2007.
S.	Incorporated by reference to Hemagen’s Form 8-K filed on October 12, 2007
T.	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMAGEN DIAGNOSTICS, INC.

Date: December 31, 2007	By:	/s/ William P. Hales
William P. Hales, President &
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ William P. Hales	President and Chief Executive
William P. Hales	Officer, Director	December 31, 2007

/s/ Alan S. Cohen	Director	December 31, 2007
Alan S. Cohen, M.D.

/s/ Richard W. Edwards	Director	December 31, 2007
Richard W. Edwards

/s/ Edward T. Lutz	Director	December 31, 2007
Edward T. Lutz

/s/ Catherine M. Davidson	Principal Financial Officer and
Catherine M. Davidson	Principal Accounting Officer	December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheet of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2007 and the related consolidated statements of operations, change in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman and Company
Baltimore, Maryland
December 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 - Discontinued Operations, the consolidated financial statements as of September 30, 2006 and for the year then ended have been recast to reflect discontinued operations.

/s/ Grant Thornton LLP
Baltimore, Maryland
January 16, 2007 (except with respect to the matters described in the fourth paragraph above, as to which the date is December 26, 2007)

Hemagen Diagnostics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,592	$150,663
Accounts receivable, less allowance for doubtful accounts of $51,316 and $76,625 at September 30, 2007 and 2006, respectively	1,000,652	1,003,373
Inventories, net	2,554,881	2,760,781
Prepaid expenses and other current assets	265,633	267,863
Assets held for sale	5,183	7,367

Total current assets	3,832,941	4,190,047

PROPERTY AND EQUIPMENT, net of accumulated Depreciation and amortization	221,990	163,607

OTHER ASSETS, NET	80,160	35,118

Total Assets	$4,135,091	$4,388,772

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,332,302	$1,230,890
Revolving line of credit	340,000	—
Deferred revenue	17,691	25,104
Note payable – Itau Bank	16,388	—

Total current liabilities	1,706,381	1,255,994

LONG-TERM LIABILITIES:
Note payable – Itau Bank	18,200	—
Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $143,575 and $209,285 at September 30, 2007 and 2006, respectively	3,906,275	3,840,565

Total Long-Term Liabilities	3,924,475	3,840,565

Total liabilities	5,630,856	5,096,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 30,000,000 shares authorized; 15,325,281 shares issued and outstanding at September 30, 2007 and 2006, respectively	153,252	153,252
Additional paid-in capital 20,933,517	22,842,290	22,836,134
Accumulated deficit (17,614,449)	(24,353,140)	(23,503,209)
Less treasury stock at cost; 100,000 shares at September 30, 2007 and 2006, respectively	(89,637)	(89,637)
Accumulated other comprehensive loss - currency translation loss (125,481)	(48,530)	(104,327)

Total stockholders’ deficit	(1,495,765)	(707,787)

Total liabilities and stockholders’ deficit	$4,135,091	$4,388,772

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended September 30, 2007 and 2006

	2007	2006
Net sales	$4,487,236	$4,775,216
Cost of sales	2,606,122	2,871,637

Gross Profit	1,881,114	1,903,579

Operating Expenses:
Selling, general and administrative	2,011,733	2,011,623
Research and development	28,221	57,068

Total operating expenses	2,039,954	2,068,691

Total operating loss from continuing operations	(158,840)	(165,112)

Other income (expenses)
Interest expense, (net), including $55,785 and $62,794, respectively of debt discount amortization	(401,463)	(452,255)
Gain on building sale	—	865,198
Reversal of accrued royalty liability	300,556	—
Other income (expense)	(4,546)	44,081

Total other (expense) income	(105,453)	457,024

Net (loss) income, before income taxes, from continuing operations	(264,293)	291,912

Income tax expense	(47,515)	(75,461)

Net (loss) income, from continuing operations	(311,808)	216,451

(Loss) Income, from Discontinued Operations	(538,123)	96,475

Net (loss) income	$(849,931)	$312,926

Net (loss) income per share, from continuing operations - Basic	$(0.02)	$0.01

Net (loss) income per share, from continuing operations - Diluted	$(0.02)	$0.01

Net (loss) income per share, from discontinued operations - Basic	$(0.04)	$0.01

Net (loss) income per share, from discontinued operations - Diluted	$(0.04)	$0.01

Net (loss) income per share - Basic	$(0.06)	$0.02

Net (loss) income per share - Diluted	$(0.06)	$0.02

Weighted average common shares used in the calculation of net (loss) income per share - Basic	15,225,289	15,220,585

Weighted average common shares used in the calculation of net (loss) income per share - Diluted	15,225,289	15,300,289

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit
	Shares	Par Value				Shares	Cost
Balance at October 1, 2005	15,304,343	$153,043	$22,832,155	$(23,816,135)	$(97,732)	100,000	$(89,637)	$(1,018,306)

Net income	—	—	—	312,926	—	—	—	312,926
Foreign exchange translation adjustment	—	—	—	—	(6,595)	—	—	(6,595)
Total Comprehensive income								306,331
Issuance of common stock in exchange for secured convertible Notes due September 30, 2009	20,938	209	3,979	—	—	—		4,188

Balance at September 30, 2006	15,325,281	$153,252	$22,836,134	$(23,503,209)	$(104,327)	100,000	$(89,637)	$(707,787)

Net (loss)	—	—	—	(849,931)	—	—	—	(849,931)
Foreign exchange translation adjustment	—	—	—	—	55,797	—	—	55,797
Total Comprehensive loss								(794,134)
Stock Based Compensation	—	—	6,156	—	—	—	—	6,156

Balance at September 30, 2007	15,325,281	$153,252	$22,842,290	$(24,353,140)	(48,530)	100,000	$(89,637)	$(1,495,765)

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net (loss) income	$(849,931)	$312,926

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	36,016	43,912
Amortization of debt discount	65,710	55,785
Stock Based Compensation	6,156	—
Loss on sales of property and equipment	—	2,521
Gain on the sale of the building	—	(865,198)
Changes in operating assets and liabilities:
Accounts receivable	2,721	(45,855)
Inventories	205,900	2,186
Prepaid expenses and other assets	(42,812)	17,607
Accounts payable and accrued liabilities	101,412	(245,653)
Deferred revenue	(7,413)	(15,281)

Net cash used in operating activities	(482,241)	(737,050)

Cash flows from investing activities
Purchase of property and equipment	(85,864)	(19,674)
Proceeds from the building sale, net of expenses	—	1,692,240

Net cash (used in) provided by investing activities	(85,864)	1,672,566

Cash flows from financing activities
Net borrowings (payments on) from revolving line of credit	340,000	(400,000)
Net borrowings on notes	34,588	—
Net payments on land and building mortgage financing	—	(650,000)

Net cash provided (used in) by financing activities	374,588	(1,050,000)

Effect of exchange rates on cash and cash equivalents	49,446	(7,021)

Net decrease in cash and cash equivalents	(144,071)	(121,505)

Cash and cash equivalents, beginning of year	150,663	272,168

Cash and cash equivalents, end of year	$6,592	$150,663

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended September 30, 2007 and 2006

NOTE 1 - NATURE OF BUSINESS

Hemagen Diagnostics, Inc. (the “Company”), a Delaware company, is a biotechnology company that develops, manufactures, and markets more than 68 FDA-cleared proprietary medical diagnostic test kits. Hemagen has two different product lines. The Virgo® product line consists of diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunofluorescence, and hemagglutination technology. The Analyst® product line is an FDA-cleared clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. In the United States, the Company sells its products through distributors and directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors. Internationally, the Company sells its products primarily through distributors. The Company was incorporated in 1985 and became a public company in 1993.

NOTE 2 - FINANCIAL CONDITION

At September 30, 2007, Hemagen had $6,592 of unrestricted cash, working capital of $2,126,560 and a current ratio of 2.2 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus  3/4%.

Hemagen believes that cash flow from operations, cash on hand at September 30, 2007, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2008. The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time. However Hemagen can give no assurances that it will have sufficient cash flow to finance its operations. Hemagen has no off-balance sheet financing arrangements.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ended September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $51,316 and $76,625 on September 30, 2007 and 2006, respectively. The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. The Company had $599,836 and $593,704 of inventory reserves as of September 30, 2007 and 2006, respectively. The $599,836 reserve as of September 30, 2007 included approximately $383,000 of reserves related to old Analyst equipment and parts that are not expected to be utilized within the next twelve months. In addition, management increased the inventory reserve by $50,000 to cover potential exposure on the inventory which is covered by the “Inventory Purchase Agreement” as described in Note 18.

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows), the carrying amount would be reduced to fair value and a charge to income would be recorded.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment

Property and equipment is stated at net book value. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 10 years. Expenditures for repairs and maintenance are expensed as incurred.

Other Assets

Other assets, net at September 30, 2007 and 2006 consists of product registration certificates that are being amortized over their 5 year life and security deposits relating to the facilities that are being leased.

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

Assets Held for Sale

Assets held for sale as of September 30, 2007 and 2006 represents the net book value of property and equipment residing in the Company’s San Diego facility that were held for sale as of September 30, 2007 and shown as discontinued operations for 2006.

Revenue Recognition

Revenues from the sale of products are recognized when shipped, all contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenues from product service contracts, that are based on their relative fair value, are recognized ratably over the term of the contract. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of product service contracts not complete at the balance sheet date is included in deferred revenue.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock - Based Compensation

At September 30, 2007, options for the purchase of 2,289,514 shares of common stock with a weighted average exercise price of $1.11 were outstanding. During the twelve months ended September 30, 2007 options to purchase 117,500 shares at an exercise price of $ .24 per share were granted. During the twelve months ended September 30, 2007, no options were exercised and 309,000 options expired or were forfeited.

Prior to October 1, 2006, the Company accounted for Stock Based Compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation (“SFAS No. 123”). Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the twelve months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company’s loss before income taxes for the twelve months ended September 30, 2007, was approximately $6,156 more than if it had continued to account for share based compensation under APB No. 25. Basic and diluted loss per share for the twelve month period ended September 30, 2007 would not have changed if it had continued to account for share based compensation under APB No. 25. No portion of the stock compensation expense was capitalized during the period.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Period Ending September 30,
	2007	2006
Dividend yield	—	—
Expected volatility	82%	82%
Risk-free interest rate	4%	4%

Expected life in years	5-10	5-10

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

As of September 30, 2007, there was $19,165 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 5 years. The options exercisable as of September 30, 2007 have no intrinsic value. All options granted have the same exercise price as the stock price on the date the options were granted.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, the Company’s net income for the year ended September 30, 2006 would have decreased as shown in the table below.

2006
Net income as reported	$312,926
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(68,496)

Proforma Net Income	$244,430

Basic Net income per share as reported	$0.02

Diluted Net income per share as reported	$0.02

Proforma Basic Net income per share	$0.02

Proforma Diluted Net income per share	$0.02

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share of Common Stock

Basic earnings per share excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents outstanding, unless the impact of those equivalents is antidilutive. The computation of weighted average shares outstanding for fiscal years 2007 and 2006 is as follows:

	2007	2006
Common shares outstanding for basic EPS	15,225,281	15,220,585
Shares issued upon assumed exercise of outstanding stock options	—	79,704

Weighted average number of common and common equivalent shares outstanding for diluted EPS	15,225,281	15,300,289

Common share equivalents outstanding at September 30, 2007 and 2006 totaling 7,541,814 and 6,497,266 shares, respectively including currently outstanding stock options and convertible debt, were not included in the denominator for diluted income per share as their effect was anti-dilutive. The effect of any issuances under the stock rights plan was also not considered in the above calculation due to the fact that the contingency surrounding their issuance had not been met.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred. Advertising expenses for fiscal 2007 and 2006 were $10,545 and $15,019 respectively.

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $768,000 face value of the senior subordinated secured convertible notes due September 30, 2009. See Note 11 for a description of the senior notes.

NOTE 5 - INVENTORIES

Inventories at September 30, consist of the following:

	2007	2006
Raw materials	$1,510,204	$1,397,931
Work-in-process	163,218	162,501
Finished goods	1,481,295	1,794,053

	3,154,717	3,354,485
Less reserves	(599,836)	(593,704)

Inventories, net	$2,554,881	$2,760,781

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consist of the following:

	2007	2006
Furniture and equipment	$6,029,352	$5,900,455
Leasehold improvements	76,499	74,668

	6,105,851	5,975,123
Less accumulated depreciation and amortization	(5,883,861)	(5,811,516)

Property and equipment, net	$221,990	$163,607

Depreciation and amortization expense relating to property and equipment was $36,016 and $43,912 for the years ended September 30, 2007, and 2006, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

	2007	2006
Accounts payable – trade	$854,495	$532,399
Accrued professional fees	80,280	75,200
Accrued royalties	—	300,556
Accrued vacation	130,137	129,357
Accrued other	267,390	193,378

	$1,332,302	$1,230,890

Management determined that the royalty accrual was unlikely to be paid and therefore adjusted the accrual accordingly.

NOTE 8 - DEVELOPMENT AND LICENSE AGREEMENTS

In August 1998, the Company entered into an agreement under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture market and sell certain products. This agreement required quarterly royalty payments based on a percentage of sales of defined products through August 31, 2004.

In addition, the Company entered into a sublicense agreement whereby two license agreements, one of which expired in March 2000, related to certain Analyst® products that were transferred to the Company. The remaining license agreement, which contains provisions for royalty obligations, based on production and net sales of certain products, expired in February 2007.

There was no expense recorded under the royalty agreements in 2007 or 2006. Management determined that the royalty accrual was not deemed to be a liability and therefore adjusted the accrual accordingly.

NOTE 9 - LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility renews each year on March 31 and provides for borrowing up to $500,000 at an interest rate of Prime Rate plus  3/4%. The rate as of September 30, 2007 was 9%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien of all assets of the Company. At September 2007, there was a $340,000 outstanding balance on the line of credit. The line expires on March 31, 2008. There was no outstanding balance on the line of credit as of September 30, 2006. The Company was out of compliance with its tangible net worth requirement as of September 30, 2007. The Company expects to be in compliance with all of its covenants for the remaining term and has received a waiver from the bank for the period ending September 30, 2007. The credit line remains available to the Company.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 10 - NOTE PAYABLE

As of September 30, 2007, Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”) had arranged financing with Itau Bank for up to $250,000 Reais to finance the purchase of automated equipment to be placed into key customer accounts. As of September 30, 2007 the company borrowed $67,000 Reais. These loans bear interest at 1.45% per month or 17.4% annual interest, and are repaid in 24 equal monthly installments. These capital loans are secured by receivables at the ratio of 50% receivable to loan value. Based on the conversion rate of Reais to the US Dollar the outstanding balance on the loans as of September 30, 2007 was $34,588.

On June 24, 2005, the Company had obtained financing of $1,935,000 to provide for the purchase of a new corporate headquarters facility for $800,000 and for subsequent refurbishment. The note payable was secured by a first lien on the property. At September 30, 2005, the Company had an outstanding balance of $650,000 related to this commitment. During the construction period, the Company was to pay interest only on the borrowings outstanding at a rate equal to the prime rate plus two percentage points. The rate payable by the Company at September 30, 2005 was 8.75%, per annum. In conjunction with this commitment, the Company paid $24,725 in loan origination fees.

During 2006, the company entered into an agreement to sell the building. The building was sold for $1.8 million and resulted in a gain of approximately $865,000. The proceeds were used to repay the full amount of the outstanding loan.

NOTE 11 - EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, all but $25,000 of the Old Notes, representing over 99% of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged since more than 75% in value and 50% in number of the Old Notes had been tendered. In December 2005, the Company exchanged

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 11 - EXCHANGE OFFERING - continued

the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time.

The shares of common stock issued in connection with the exchange offering were restricted by the terms of the exchange offer from sale or transfer until after September 30, 2005.

The New Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder after September 30, 2005 at $0.75 per share into shares of the Company’s common stock and mature on September 30, 2009. The New Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the New Notes provide that the following are subordinated to the security for the New Notes: the $25,000 of Old Notes; up to a maximum of $3 million credit facility; real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions. The Company has the right to require conversion of the New Notes at any time if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period. The Company may also prepay the New Notes at any time at their full face amount plus any accrued and unpaid interest.

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. In connection with the exchange offering at September 30, 2004 the Company expensed $863,253 of the $1,291,705 debt discount remaining at the time of the exchange offering related to the Old Notes. The amount recorded as expense represented the excess of the fair value of the New Notes and common stock issued in the exchange offering over the net book value of the Old Notes. At September 30, 2007 and 2006 the unamortized discount on these notes was $143,575 and $209,285, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock have been issued.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 12 - STOCKHOLDERS’ EQUITY - Continued

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $48,530 and $104,327 at September 30, 2007 and 2006, respectively.

Stock Options

On April 25, 2007, the shareholders voted to approve the 2007 Stock Option Plan. Under this plan the Board has reserved a maximum of 1,500,000 shares for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. The selection of employee participants in the 2007 Plan, the level of participation of each participant and the terms and conditions of all awards will be determined by a committee of which each member will be an “independent director” for purposes of the Nasdaq Stock Market listing requirements, a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. A participant may receive multiple awards under the 2007 Plan. The committee will have the discretionary authority to interpret the 2007 Plan, to prescribe, amend and rescind rules and regulations relating to the 2007 Plan, and to make all other determinations necessary or advisable for the administration of the 2007 Plan. The committee may delegate authority to administer the 2007 Plan as it deems appropriate, subject to the express limitations set forth in the 2007 Plan. The 2007 Plan will have a term expiring on the tenth anniversary of its effective date, unless terminated earlier by the Board of Directors

On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors and consultants of the Company. The Compensation Committee of the Board of Directors is responsible for the administration of the Plan. The Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable.

Prior to the establishment of the 2001 Stock Option Plan, the Company granted certain stock options in accordance with the terms of the 1992 Stock Option Plan. The 1992 Stock Option Plan, as amended, provided for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors, and consultants of the Company. The Board of Directors is responsible for the administration of the Plan. The terms of the 1992 Stock Option Plan are generally the same as those of the 2001 Stock Option Plan as described above. Since the approval of the 2001 Stock Option Plan on February 27, 2001, no additional shares are authorized to be issued under this plan.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 12 - STOCKHOLDERS’ EQUITY - Continued

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

Changes in options outstanding are summarized as follows:

	Shares	Weighted- Average Exercise Price
Balance, October 1, 2005	2,278,014	$1.19
Granted	475,000	0.24
Exercised	—	—
Cancelled or expired	(272,000)	0.56

Balance, September 30, 2006	2,481,014	$1.08
Granted	117,500	0.24
Exercised	—	—
Cancelled or expired	(309,000)	0.58

Balance, September 30, 2007	2,289,514	$1.11

Exercisable at September 30, 2007	2,142,014

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 12 - STOCKHOLDERS’ EQUITY - Continued

The following table summarizes information about stock options outstanding at September 30, 2007

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price
0.20 –0.34	402,500	6.8	0.22
0.35 – 0.77	135,000	2.8	0.57
0.78 – 0.97	20,000	4.4	0.97
0.98 – 1.36	1,732,014	2.0	1.36

$0.20 - $1.36	2,289,514	2.9	1.11

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2007 and 2006; dividend yield of 0%; expected volatility rate of 82% for both years, risk-free interest rate of 4% for both years; and expected lives ranging from 5 to 10 years.

The weighted average grant date fair value of options granted during 2007 and 2006 was $15,384 and $91,903 respectively.

Stock Rights Purchase Agreement

In fiscal year 1999, the Company’s Board of Directors implemented a Stock Purchase Rights Agreement (the “Agreement”). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a “Right”) for each share of the Company’s outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined, acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company’s outstanding common stock. Pursuant to a Board of Directors’ resolution dated January 9, 2003, William P. Hales, the Company’s current Chief Executive Officer and a stock and debt holder, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company’s option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or the expiration date of the Rights. No rights have been exercised as of September 30, 2007 or 2006.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 13 - INCOME TAXES

For the years ended September 30, 2007 and 2006, domestic and foreign (losses) or income before income taxes from continuing operations are as follows:

Years ended September 30,	2007	2006
Domestic	$(503,117)	$49,655
Foreign	238,824	242,257

	$(264,293)	$291,912

For the fiscal years ended September 30, 2007 and 2006, the Company had current income tax expense of $47,515 and $75,461 respectively which related to foreign income tax expenses from its Brazilian subsidiary.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 13 - INCOME TAXES - Continued

The difference between income taxes on continuing operations provided at the Company’s effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2007	2006
Federal tax (credit) at statutory rate	(34)%	34%
Valuation Allowance	—	—
Current tax benefit of operating losses	34	(34)
Impact of international operations	18.0	25.9

	18.0%	25.9%

Deferred tax assets (liabilities) are comprised of the following at September 30, 2007 and 2006:

	2007	2006
Net operating loss carry forwards	$7,021,000	$7,134,500
Inventory reserve	240,000	237,000
Accounts receivable reserve	21,000	31,000
Debt conversion cost	138,000	207,000
Other	97,000	244,000

Total deferred tax assets	7,517,000	7,853,500
Basis difference in fixed assets	(15,000)	(25,000)

Net deferred tax assets	7,502,000	7,828,500
Valuation allowance	(7,502,000)	(7,828,500)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of the total net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2007, the Company has approximately $20,650,000 and $20,151,000 of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2026. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually. The company also had Brazilian net operating loss carry-forwards of $1,001,000 available to offset future Brazilian taxable income.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 14 - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, from continuing operations, amounted to approximately $2,352,000, or 52% of total sales in 2007 and $2,575,000, or 53% of total sales in 2006. Export sales to Europe were approximately $621,000 or 13% of total sales in 2007 and $718,000, or 15% of total sales in 2006. Sales to the Company’s Brazilian subsidiary, which are eliminated in the consolidated financial statements, were approximately $624,000 and $840,000 in 2007 and 2006, respectively.

At September 30, 2007 and 2006, the Company had approximately $64,600 and $104,400 of cash in foreign bank accounts.

NOTE 15 - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue and assets, for continuing operations, by geographic location.

	United* States	Brazil	Consolidated
September 30, 2007:
Revenues	$3,116,649	$1,370,587	$4,487,236
Long-lived assets	160,094	142,056	302,150

September 30, 2006:
Revenues	$3,268,119	$1,507,097	$4,775,216
Long-lived assets	102,073	61,534	163,607

*	Includes export sales to countries other than Brazil of approximately $981,000 and $1,068,000 in 2007 and 2006, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 16 - COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases expiring through 2012. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,
2008	376,218
2009	166,911
2010	171,773
2011	176,782
2012	134,261

Rent expense from continuing operations approximated $308,000 and $309,000 in 2007 and 2006, respectively.

Retirement and Directors Plan

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the Plan agreement. No company contributions were made to the plan in fiscal years 2007 and 2006.

The Company maintains a rule 10b5-1 Stock Purchase Plan (the Plan) for its non-employee directors. Non-employee directors are paid $3,500 per quarter of the total, $1,500 is paid in cash and $2,000 is contributed to the Plan and is used to purchase Company stock by the Plan in the open market.

Effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Company’s contributions to the ESOP were cash of $40,000 in each of fiscal 2007 and 2006. At September 30, 2007 and 2006, the ESOP owned approximately 360,182 shares and 304,069 shares of Hemagen common stock, respectively that were purchased in the open market by the plan.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 17 - DISCONTINUED OPERATIONS

As of September 30, 2007 the Company had signed a letter of intent to sell the assets of its wholly owed subsidiary Reagents Applications, Inc and the sale was consummated on October 8, 2007. The results of the operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending September 30, 2007 and September 30, 2006.

Results from discontinued operations, net of income tax, for the periods ending September 30, 2007 and 2006 are as follows:

	2007	2006
Net sales,	$2,114,586	$2,474,980

Costs and expenses,
Costs of sales	2,037,117	1,798,889
Research and development	271,021	260,128
Selling, general and administrative	365,240	314,004

Total operating costs and expenses	2,673,378	2,373,021

Operating (loss) income	(558,792)	101,959

Other income (expenses)
Interest Income (Net)	20,670	—
Other income (expense)	(1)	(5,484)

Total other income (expense)	20,669	(5,484)

Net (loss) income before income taxes	(538,123)	96,475

Income Tax	—	—

Net (loss) income from discontinued operations	$(538,123)	$96,475

Cost of sales includes $197,000 of expenses that would not have been present had the subsidiary not been sold. Due to an Inventory Purchase Agreement the company agreed to sell the inventory from this division to the purchaser at cost, less any overhead charges. The company had to write-down the value of the inventory by approximately $147,000 due to this agreement. Management also recorded an additional $50,000 reserve against this inventory to cover any potential exposure the company may have with inventory covered under the Inventory Purchase Agreement.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For The Years Ending September 30, 2007 and 2006

NOTE 18 - SUBSEQUENT EVENTS

On October 8, 2007 the Company entered into an asset purchase agreement to sell specific assets of its wholly owned subsidiary Reagents Applications, Inc. The closing was effective as of the close of business on October 8, 2007. The assets excluded from the agreement included the company’s cash, accounts receivable, all equipment and inventory related to Hemagen’s Analyst business, and all other inventory except for $100,000 which was included in as part of the purchase price. The purchaser paid $1,200,000 for the specific assets of Reagents Applications, Inc. The company received $360,000 as the initial payment on October 9, 2007 and a note receivable for the remaining $840,000. The note carries an interest rate of 8% and is payable to Hemagen in equal installments of principal $17,500 plus interest over a 48 month period payable monthly beginning December 31, 2007 and continuing on the same day thereafter. The interest for the first monthly payment shall accrue from October 8, 2007.

On October 8, 2007 the Company also entered into an Inventory Purchase Agreement with the purchaser for which the purchaser has agreed to buy specified assets of Reagents Applications, Inc. Under this agreement the purchaser is obligated to purchase a minimum of $500,000 of Inventory during the eighteen month period after the effective date of the agreement. The company will invoice the purchaser on the 15th and last day of each month, for any inventory used and the purchaser has agreed to pay such invoices within a thirty day period. Because of this agreement, the company had to write-down the value of this inventory by approximately $147,000 in 2007.

On October 8, 2007 the Company also entered into an agreement with the purchaser to sublease space in the facility located at 8225 Mercury Court, San Diego CA. Under this agreement the sublessor agrees to sublease the property on a month to month lease beginning October 9, 2007 at a rate if $10,652 a month. This monthly amount represents 50% of the monthly rent paid by the sublessor under the master lease agreement. Under the agreement the sublessor also agrees to pay 100% of expenses arising or attributed to the occupancy of such space including, but not limited to: real estate taxes, utilities, landscaping, water, common area expenses and refuse removal.

NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2007	2006
Cash paid for interest	$343,604	$452,255

During fiscal 2006, debt of approximately $8,375 was exchanged through the issuance of 20,938 shares of common stock valued at $4,188.