Form 10KSB/A
period 2007-09-30
HEMAGEN DIAGNOSTICS INC
filed 2008-01-28
CIK 892822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-KSB/A
AMENDMENT NO. 1 TO FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

Commission file number 1-11700

HEMAGEN DIAGNOSTICS,INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes þ No q.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The registrant had revenues of $4,487,236 in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on January 8, 2008, was $2,892,803.  As of January 8, 2008, 15,225,281 shares Common Stock were outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):  Yes ❑ No ☑.

HEMAGEN DIAGNOSTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB/A

		Page
PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	6
Item 10.	Executive Compensation	9
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Meeting	10
Item 12.	Certain Relationships and Related Transactions	11
Item 13.	Exhibits	11
Item 14.	Principal Accountant Fees and Services	11
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

Explanatory Note

On December 31, 2007, we filed our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.  Since we do not anticipate filing our definitive proxy statement within the 120-day period specified under General Instruction E(3), we are now filing this amendment to include in the Form 10-KSB the information required to be filed pursuant to Part III of Form 10-KSB which would otherwise have been incorporated by reference from such proxy statement.

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

William P. Hales Director since 1999 Term expires 2008 Age: 45
William P. Hales has been a Director of Hemagen and its President since October 1, 1999 and its Chairman of the Board of Directors since February 2004.  Mr. Hales has served as Hemagen’s CEO since 2002.  From 1997 to January 2001, Mr. Hales was an Investment Banker and Advisor with Jesup & Lamont Securities Corporation, an investment banking and brokerage firm.  Prior to that, Mr. Hales spent six years in public accounting with Ernst & Young and Coopers & Lybrand advising clients on both audit and management consulting engagements.

Dr. Alan S. Cohen Director since 1993 Term expires 2009 Age: 81
Dr. Cohen has served as a Director of Hemagen since its inception. Dr. Cohen has been a Professor of Medicine at Boston University School of Medicine since 1968 and a Professor of Pharmacology since 1974.  He is currently Distinguished Professor of Medicine(E).  Dr. Cohen is Editor-in-Chief of  AMYLOID. The Journal of Protein Folding Disorders.  Dr. Cohen served as the Director of the Arthritis Center of Boston University from 1976 to 1994.  From 1973 to 1992, Dr. Cohen served as Chief of Medicine of Boston City Hospital.  Dr. Cohen is a past president of the American College of Rheumatology.  Dr. Cohen received his Bachelor of Arts degree from Harvard College and his M.D. degree from the Boston University School of Medicine.

Richard W. Edwards Director since 2003 Term expires 2009 Age: 48
Mr. Edwards has served as the Chief Financial Officer of Trust Atlantic Financial Corporation since 2006.  Prior to joining Trust Atlantic, he served as Chief Financial Officer of Square 1 Financial Inc., a privately held bank holding company, from August 2005 to 2006.  Prior to joining Square 1 Financial, he served as Chief Financial Officer of Capital Bank Corporation, a publicly traded bank holding company, from April 2004 to August 2005.  He served as Senior Vice President and the Chief Accounting Officer of National Commerce Financial Corporation, a NYSE traded bank holding company, from July 2002 to April 2004.  From January 2001 to July 2002, Mr. Edwards was the Chief Financial Officer of New South Bancshares, Inc. He spent eight years in various senior financial roles with Bank of America prior to January 2001 and eight years in public accounting with Ernst & Young prior to that.  Mr. Edwards earned a B.S. degree in accounting from the University of Illinois and is a member of the AICPA.

Edward T. Lutz Director since 2004 Term expires 2007 Age: 61
Mr. Lutz has been the President & CEO of Lutz Advisors, Inc. since 2001.  Prior to that Mr. Lutz served Tucker Anthony Sutro Capital Markets within the Investment Banking Group focusing on the bank and thrift industry.  He has over thirty-five years experience in bank regulation, mergers and acquisitions of troubled financial institutions, strategic planning and structuring financial transactions.  Over the last 13 years he has specialized in investment banking and consulting to bank and thrift institutions.  Mr. Lutz is a member of the board of directors of Union State Bank (NYSE) and U.S.B Holding Co., Inc. (NYSE).  Mr. Lutz is the Chairman of the Audit Committee of Union State Bank.  Mr. Lutz earned his B.A. in Economics from Hofstra University and his M.B.A in Finance from American University.

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	45	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson	42	Controller, Principal Financial and Accounting Officer

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

Item 10.  Executive Compensation

The following sets forth compensation paid, earned or awarded to the CEO and the other most highly paid executive officers during the last two fiscal years ended September 30:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation Compensation ($) (i)(1)		Total ($) (j)
William P. Hales	2007	176,250							41,124	(1)	217,374
	2006	176,250				$42,157			41,184	(2)	259,591

Catherine M. Davidson	2007	50,570	(3)	--	--	$5,218	--	--	--		55,788

(1)	Represents $26,760 in provision of use of a company apartment, and $8,364 for a leased car and $6,000 estimated for the Company’s contributions in the Employee Stock Ownership Plan.
(2)	Represents $26,760 in provision of use of a company apartment, and $8,364 for a leased car and $6,060 for the Company's contributions in the Employee Stock Ownership Plan.
(3)	Represents salary paid for fiscal 2007. Mrs. Davidson started with the Company in April 2007. Mrs. Davidson's annual salary is $115,000.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William Hales	1,630,148	--	--	1.36	9/30/2009	--	--	--	--
	250,000	--	--	.20	10/25/2015	--	--	--	--
Catherine M. Davidson	--	35,000	--	.22	4/23/2012	--	--	--	--

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

Prior to fiscal year 2006, the options awarded to Directors were issued pursuant to the 2000 Directors’ Stock Option Plan.  Options previously awarded under the 2000 Directors’ Stock Option Plan had an exercise price equal to the fair market value of the underlying shares on the date of the grant, and will expire ten years from the date of the grant.  In fiscal year 2007, the stockholders approved the 2007 Stock Incentive Plan, which authorizes the issuance of option awards to Directors; however, no options were awarded to Directors pursuant to this plan during fiscal year 2007.  Consequently, options that would have been awarded in fiscal 2005 and fiscal 2006 to each Director but for the expiration of the Directors' Stock Option Plan and options that are authorized to be awarded to each Director in 2007 pursuant to the 2007 Stock Incentive Plan will instead accrue to fiscal year 2008 and be awarded to the Directors.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan S. Cohen	6,000	4,000	--	--	--	--	10,000

Richard W. Edwards	6,000	4,000	--	--	--	--	10,000

Edward T. Lutz	6,000	4,000	--	--	--	--	10,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of January 8, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner		Percent of Class
Common Stock	William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	3,705,198	(1)	20.8%
Common Stock	Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	(2)	7.4%
Common Stock	Dr. Alan Cohen Director 54 Winston Rd. Newtown, MA 02459	301,528	(3)	2.0%
Common Stock	Richard W. Edwards Director 9316 Teton Pines Way Raleigh, NC 27617	122,167	(4)	0.8%
Common Stock	Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	96,005	(5)	0.6%
Common Stock	Catherine M. Davidson Principal Financial Officer, Principal Accounting Officer and Controller 9033 Red Branch Road Columbia, MD 21045	0	(6)	0%
Common Stock	All Directors and Executive Officers as a Group	4,224,898		24.2%

(1)	Includes 1,880,148 shares issuable upon the exercise of options within 60 days and senior subordinated secured convertible notes convertible into 691,600 shares of common stock within 60 days.
(2)	Based on Mr. Rothchild’s most recent ownership report filed with the SEC.
(3)	Includes 35,000 shares issuable upon the exercise of options within 60 days and 19,159 undistributed shares in Directors 10b5-1 Plan.
(4)
Amounts include 4,500 shares held jointly with spouse, 3,100 owned by a family member which Mr. Edwards has joint investment authority and 75,408 shares held directly, and 19,159 undistributed shares in Director's 10b5-1 Plan.  Includes options to purchase 20,000 shares exercisable within 60 days.

(5)	Includes 15,000 shares issuable upon the exercise of options within 60 days, and 19,159 undistributed shares in Director's 10b5-1 Plan
(6)	Mrs. Davidson was appointed Controller of Hemagen in April 2007. Prior to her appointment, Mrs. Davidson served as CFO of Pepco Building Services, Inc. Mrs. Davidson's share ownership includes an unvested option to purchase 35,000 shares, which is not exercisable within 60 days.

Item 12.     Certain Relationships and Related Transactions

    None to report.

Item 13.      Exhibits

Exhibit No.	Description of Exhibit	Filing Status
3.1	Certificate of Incorporation	A
3.2	Bylaws	A
4.1	Specimen Stock Certificate	B
4.2	Rights Agreement dated January 27, 1999	B
4.3	First Amendment to the Rights Agreement dated September 30, 1999	C
10.6*	1992 Stock Option Plan	A
10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil	P
10.25	Settlement Agreement dated September 30, 1999	D
10.29	Form of 8% Senior Subordinated Secured Convertible Note	G
10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000	C
10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000	E
10.35*	2001 Stock Option Plan	F
10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002	K
10.42*	Directors Rule 10(b)5-1 Stock Purchase Plan	L
10.44*	Hemagen Employee Stock Ownership Plan	M
10.45	Trust Agreement for the Hemagen Stock Ownership Plan	M
10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement	M
10.52	Form of 8% Senior Subordinated Secured Convertible Note dated September 30, 2004	O
10.55	Construction Loan Agreement and related Promissory Note between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005	N
10.60	Second modification and amendment to Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated June 24, 2005	N
10.65	Lease Agreement for 330 North Warwick Avenue, Baltimore City, Maryland between Hemagen Properties LLC and Hemagen Diagnostics, Inc. dated June 24, 2005	N
14.0	Code of Ethics Policy	L
14.1	Insider Trading Policy	L
23	Consent of Independent Registered Public Accounting Firm	R
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Q
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Q
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Q
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Q
*Management compensatory contracts.

A.	Incorporated by reference to Registration Statement No. 33-52686-B
B.	Incorporated by reference to Registration Statement on Form 8-K filed on February 10, 1999
C.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000
D.	Incorporated by reference to Hemagen’s Form 8-K filed on October 7, 1999
E.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001
F.	Incorporated by reference to Hemagen's Definitive Proxy Statement filed with the SEC on January 29, 2001
G.	Incorporated by reference to Hemagen’s Form S-3 filed on July 21, 2000
H.	Incorporated by reference to Hemagen’s Form S-8, Registration Statement No. 333-57080, filed with the SEC on March 15, 2001
I.	Incorporated by reference to Hemagen’s 10-QSB for the quarter ended March 31, 2001
J.	Incorporated by reference to Hemagen’s Form 8-K filed on March 23, 2001
K.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002
L.	Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003
M.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004
N.	Incorporated by reference to Hemagen’s Form 10-QSB for the quarter ended June 30, 2005
O.	Incorporated by reference to S-3 filed on May 26, 2005
P.	Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2005
Q.	Filed herewith
R.	Previously filed

Item 14.  Principal Accountant Fees and Services

Hemagen’s independent public accountants are Stegman and Company.  Stegman and Company has served in that capacity since fiscal year 2007.  Aggregate fees billed to Hemagen in fiscal 2006 by its principal accounting firm, Grant Thornton LLP and in fiscal 2007 by its principal accounting firm, first, Grant Thornton LLP and then later, Stegman and Company were:

	2006		2007

Audit fees and SAS 100 quarterly review related fees	$98,300		$143,600

Audit related fees	$0		$0

Fees related to tax services	$13,075	(a)	$13,075	(a)

All other fees	$0		$0

	$111,375		$156,675

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees.  Audit services of Grant Thornton LLP for fiscal 2006 and 2007 and Stegman and Company for fiscal 2007 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Fees Related to Tax Services.  Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees.  There were no fees billed by Grant Thornton LLP or Stegman and Company for services other than as described under “Audit Fees” and “Tax Fees” for the 2006 and 2007 fiscal years.

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

HEMAGEN DIAGNOSTICS, INC.

Date: January 28, 2008	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ William P. Hales William P. Hales	President and Chief Executive Officer, Director	January 28, 2008

/s/ Alan S. Cohen Alan S. Cohen, M.D.	Director	January 28, 2008
/s/ Richard W. Edwards Richard W. Edwards	Director	January 28, 2008
/s/ Edward T. Lutz Edward T. Lutz	Director	January 28, 2008
/s/ Catherine M. Davidson Catherine M. Davidson	Controller, Principal Financial Officer and Principal Accounting Officer	January 28, 2008