Form 10QSB
period 2007-12-31
HEMAGEN DIAGNOSTICS INC
filed 2008-02-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

9033 Red Branch Road, Columbia, Maryland 21045-2105
(Address of principal executive offices, Zip Code)

(443) 367 5500
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes   ☒                                No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

        Yes   ☐                                No   ☒

As of February 4, 2008, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes   ☐             No   ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements

		Consolidated Balance Sheets; December 31, 2007 (unaudited) and September 30, 2007	3

		Consolidated Statements of Operations; Three Months Ended December 31, 2007 (unaudited) and 2006	5

		Consolidated Statements of Cash Flows; Three Months Ended December 31, 2007(unaudited) and 2006	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial and Results of Operations	13

	Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	17

	Item 6.	Exhibits	18

SIGNATURES			19

CERTIFICATIONS

PART I    Financial Information

Item 1.      Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$264,182	$6,592
Accounts receivable, less allowance for
doubtful accounts of $84,316 and $51,316 at
December 31, 2007 and September 30, 2007, respectively	897,938	1,000,652
Inventories, net	2,174,622	2,554,881
Current portion of Note Receivable	210,000
Prepaid expenses and other current assets	287,119	265,633
Assets Held for Sale	--	5,183

Total current assets	3,833,861	3,832,941

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $ 5,904,706 and $5,883,861 at December 31, 2007 and September 30, 2007, respectively	403,846	221,990

OTHER ASSETS:

Long Term Portion of Note Receivable	612,500	--
Other Assets	86,348	80,160
Total other assets	698,848	80,160

Total Assets	$4,936,555	$4,135,091
The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,115,169	$1,332,302
Revolving line of credit	333,231	340,000
Deferred revenue	17,340	17,691
Note Payable – Itau Bank	114,917	16,388
Total Current Liabilities	1,580,657	1,706,381

LONG TERM LIABILITIES:
Note Payable – Itau Bank	130,207	18,200

Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $125,948 and $143,575 at December 31, 2007 and September 30, 2007, respectively	3,923,902	3,906,275
Total Long Term Liabilities	4,054,109	3,924,475
Total liabilities	5,634,766	5,630,856

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued

Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,281 at December 31, 2007 and September 30, 2007	153,252	153,252
Additional paid-in capital	22,843,814	22,842,290
Accumulated deficit	(23,580,532)	(24,353,140)
Accumulated other comprehensive loss- currency translation loss	(25,108)	(48,530)
Less treasury stock at cost; 100,000 shares at December 31, 2007 and September 30, 2007, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(698,211)	(1,495,765)
Total Liabilities and Stockholders’ Deficit	$4,936,555	$4,135,091

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 and 2006

	2007 (unaudited)	2008

Net Sales	$1,539,845	$1,006,546
Cost of Sales	888,636	679,321
Gross Profit	651,209	327,225

Operating Expenses:
Selling, general and administrative	576,363	557,929
Research and development	41,078	2,030
Total operating expenses	617,441	559,959
Total operating income (loss) from continuing operations	33,768	(232,734)
Other income (expenses):
Interest expense (net), including $17,626 and $16,658, respectively of debt discount amortization	(88,410)	(92,920)
Other income (expense)	352	(9,612)
Total other expense	(88,058)	(102,532)

Net loss, before income taxes, from continuing operations	(54,290)	(335,266)

Income Tax expense	29,548	5,549
Net loss, from continuing operations	(83,838)	(340,815)
Income (Loss), from Discontinued Operations (includes a gain on the sale of assets in the amount of $1,094,817for the period ending December 31, 2007)	856,446	(19,577)
Net income (loss)	$772,608	$(360,392)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	23,422	(5,398)
Comprehensive income (loss)	$796,030	$(365,790)

Net income (loss) per share, from continuing operations - Basic	$(.01)	$(.02)
Net income (loss) per share, from continuing operations - Diluted	$(.01)	$(.02)
Net income (loss) per share, from discontinued operations - Basic	$.06	$--
Net income (loss) per share, from discontinued operations - Diluted	$.06	$--
Net income (loss) per share - Basic	$.05	$(.02)
Net income (loss) per share - Diluted	$.05	$(.02)
Weighed average common shares used in calculation of net income (loss) per share - Basic	15,225,281	15,225,281
Weighed average common shares used in calculation of net income (loss) per share - Diluted	15,225,281	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2007 (unaudited)	2008
Cash flows from operating activities:
Net Income (Loss)	$772,608	$(360,392)
Adjustments to reconcile net loss to net
Cash provided by operating activities:
Depreciation and amortization	10,770	8,670
Amortization of debt discount	17,627	16,042
Gain on sale of Assets	(834,817)	--
Bad Debt Expense	33,000	--
Stock Based Compensation	1,524	4,895
Changes in operating assets and liabilities:
Accounts receivable	69,714	337,959
Prepaid expenses and other current assets	(21,485)	10,198
Inventories	380,259	(215,746)
Accounts payable and accrued expenses	(217,132)	146,361
Other assets	(6,190)	--
Deferred revenue	(351)	(2,925)
Net cash provided by (used in) operating activities	205,527	(54,938)

Cash flows from investing activities:
Purchase of property and equipment	(160,036)	(1,502)
Payments Received on Notes Receivable	17,500	--
Net cash used in investing activities	(142,536)	(1,502)

Cash flows from financing activities:
Net payments on (borrowings) from Line of Credit	(6,769)	50,000
Net borrowings on Notes	210,536	--
Net cash provided by financing activities	203,767	50,000

Effects of foreign exchange rate	(9,169)	(5,067)

Net decrease in cash and cash equivalents	257,589	(11,507)

Cash and cash equivalents at beginning of period	6,593	150,663

Cash and cash equivalents at end of period	$264,182	$139,156
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,528	$81,409

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B.  These financial statements should be read together with the financial statements and notes in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company sold the assets of its wholly owned subsidiary Reagents Applications Inc, on October 8, 2007.  The results of operations for this segment of the business are presented as discontinued operations in the accompanying financials.  Additional information can be obtained by referencing footnotes 17 and 18 in the Form 10-KSB filed by the company on December 31, 2007.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards No. 157 (“FAS 157”).  In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair values , establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements . FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The company does not expect the adoption of FAS 157 to significantly affect its consolidated financial condition of results of operations.

Financial Accounting Standards No 159 (“FAS 159”).  In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value.  The fair value option may be applied instrument by instrument, and may be applied only to entire instruments.  If a company elects the fair value option for an eligible item, changes in the item’s fair value must be report as unrealized gains and losses in earnings at each subsequent reporting date.  FAS 159 are effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the options provided under FAS 159 and their potential impact on its financial condition and results of operations if implemented.  The Company does not expect the adoption of FAS 159 to significantly affect its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141 (R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring of cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluation the impact of the pending adoption of SFAS 141 (R) on our consolidated financial statements.

NOTE 3- NET INCOME (LOSS) PER SHARE

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2007 and December 31, 2006.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.  Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended December 31
	2007	2006
Convertible notes	5,399,800	5,399,800
Options to purchase common stock	2,267,014	2,362,514
Total antidilutive instruments	7,666,814	7,762,314

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2007:

	Shares	Weighted average exercise price

Options outstanding – October 1, 2007	2,289,504	$1.11
Granted	--	--
Exercised	--	--
Forfeited, cancelled or expired	22,500	0.25
Options outstanding – December 31, 2007	2,267,014	$1.12
Options exercisable – December 31, 2007	2,132,014	$1.17

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended December 31, 2007
	2008	2007
Dividend yield	--	--
Expected volatility	85%	82%
Risk-free interest rate	4%	4%
Expected life in years	5-10	5-10

We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period.  We have estimated forfeitures and are only recording expense on shares we expect to vest.

As of December 31, 2007, there was $17,641 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 5 years.  The options exercisable as of December 31, 2007 have no intrinsic value. All options granted have the same exercise price as the stock price on the date the options were granted.

NOTE 5 - INVENTORIES

    Inventories at December 31, 2007 and September 30, 2007 consist of the following:

	December 31, 2007	September 30, 2007

Raw Materials	$1,435,244	$1,510,204
Work-in-process	144,714	163,218
Finished goods	1,203,406	1,481,295
	2,783,364	3,154,717
Less reserves	(608,742)	(599,836)
Inventories, net	2,174,622	2,554,881

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility provides for borrowing up to $500,000 at an interest rate of Prime Rate plus ¾% and expires March 31, 2008.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  At February 13, 2007, the outstanding balance on the line of credit was $283,231 and the effective interest rate on the line of credit was 6.75%.  As of December 31, 2007, the Company was in compliance with its debt covenants.

NOTE 7 – SENIOR SUBORDIANTED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Notes provide that the following are subordinated to the security for the Notes: real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At December 31, 2007 and September 30, 2007, the unamortized discount of these notes was $125,948 and $143,575 respectively.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported and assets by geographic location.

	United* States	Brazil	Consolidated
December 31, 2007:
Revenues	1,011,822	528,023	1,539,845
Long-lived assets	794,985	307,709	1,102,694

December 31, 2006:
Revenues	719,334	287,212	1,006,546
Long-lived assets	137,218	85,427	222,645

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company issued an $840,000 note receivable during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007 the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending December 31, 2007 and December 31, 2006.

Results from discontinued operations, net of income tax, for the three months ending December 31, 2007 and 2006 are as follows:

	2007	2006
Net sales,	$217,161	$381,739
Costs of sales	256,888	274,158
Gross Profit	(39,727)	107,581

Operating Expenses,
Selling, general and administrative	196,936	63,244
Research and development	1,708	63,914
Total operating costs and expenses	198,644	127,158

Operating (loss) income	(238,371)	(19,577)

Other income (expenses)
Gain on Sale of Assets	1,094,817	--
Total other income (expense)	1,094,817	--

Net income (loss) before income taxes	856,446	(19,577)

Income Tax	--	--

Net income (loss) from discontinued operations	$856,446	$(19,577)

Per an inventory agreement pursuant the sale, the inventory is being sold to the purchaser of Riachem at cost.  In addition, the Company recorded an additional reserve of $ 60,000 to cover obsolete inventory.  The company also accrued $190,000 to cover additional expenses that are expected to be incurred as a result of the sale and the shutdown of the San Diego facility.  The Company still has obligations for the San Diego facility under the current lease until May 31, 2008.

Item 2.    Management’s Discussion and Analysis and Plan of Operation.

Certain statements in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

Hemagen’s principal office is located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500.  Hemagen maintains a website at www.hemagen.com.  Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies
We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2007
Compared to the Three Month Period Ended December 31, 2006

Revenues from continuing operations for the three-month period ended December 31, 2007 increased by approximately $ 533,000 (52%) to approximately $ 1,540,000 from $1,007,000 for the same period ended December 31, 2006.  The increase in revenues is attributable to an increase in sales volume of $356,000 in the Analyst line, which is directly related to the sale of the new equipment during the first quarter and an increase in sales in the Virgo line by $174,000 which is the result of increased sales in Brazil.

Cost of product sales from continuing operations increased $210,000 (30%) to $889,000 from $679,000 for the same period last year.  Cost of product sales as a percentage of sales decreased to 58% from 67%.  This decrease in cost of sales as a percentage of sales is mainly attributed to lower direct manufacturing payroll related costs, relating primarily to a reduction in manufacturing staff during the first quarter of 2008 along with a decrease in health costs benefits as the result of switching to high deductible health care plans in September 2007.

Research and development expenses from continuing operations increased $ 39,000 (1950%) to approximately $ 41,000 from $2,000 in 2007.  This increase was caused by the reclassification of an employee who was previously employed by the Company’s wholly owned subsidiary Reagents Applications Inc.  This employee was transferred to Hemagen effective October 1, 2007.  This employee’s prior year costs are included in discontinued operations for the period ending December 31, 2006.

The Company is currently working to complete several research and development programs including:

•
Activities related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Developing new ELISA kits and enhancing existing ELISA kits,

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses from continuing operations increased by approximately $ 18,000 (3%) for the quarter ended December 31, 2007 to $ 576,000 from $ 558,000 in the previous period. This increase in expense is primarily due to increased payroll costs related to sales and office personnel that did not exist or only partially existed during the first quarter of the previous year.

Income tax expense for the quarter ended December 31, 2007 was $ 30,000 as compared to $6,000 for the quarter ended December 31, 2006.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the company’s Brazilian subsidiary for the period ending December 31, 2007 was $ 133,000 compared to a net loss before tax of $26,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22%.

The net income for the period was approximately $ 773,000 for the three months ended December 31, 2007 as compared to a net loss of approximately $360,000 in the same quarter of the prior year. Included in the quarter ending December 31, 2007 was a gain on the sale of the assets of $845,000 attributable to the sale of assets owned by Reagents Application Inc, which was sold on October 8, 2007. This gain accounts for the majority of the increase.  The remaining increase in income of $257,000 is due to increased sales volume and higher margins.

Liquidity and Capital Resources

At December 31 2007, Hemagen had $264,000 of cash, and working capital of $2,253,203.  At September 30, 2007 the Company had $6,592 of cash and working capital of $2,126,560.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus ¾%.    At December 31, 2007 the Company had $333,231 borrowed on its line of credit facility.  This line of credit facility expires on March 31, 2008. As of February 13, 2008 the Company had borrowings of $283,231 against the line of credit and was in compliance with its debt covenants.

Hemagen believes that cash flow from operations, cash on hand at December 31, 2007, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2008. The line of credit matures on March 31, 2008 and the Company expects to renew the line at that time.  However, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.  Hemagen has no off-balance sheet financing arrangements.

In 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005.  The new Notes issued are convertible into Common Stock at $0.75 per share. In December 2005, the Company exchanged the remaining $25,000 note for a new Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time.

Net cash provided by operating activities during the three months ended December 31, 2007 was  approximately $206,000 compared to cash used of approximately $55,000 during the three months ended December 31, 2006.  The increase in cash provided by operations is the result of higher sales volume during the quarter and a reduction of the amount of account receivable outstanding.

Approximately $143,000 of cash was used in investing activities in the three months ended December 31, 2007 as compared to $2,000 of cash used for investing activities in the three months ended December 31, 2006.  The cash used in 2008 in the amount of $160,000 was for the purchase of lab equipment and computers for the Brazilian subsidiary and manufacturing equipment and a new trade show booth used in the Maryland facility.  The lab equipment purchased in Brazil will be placed in customer facilities and used to generate additional revenues. The company also received a payment of $17,500 for the three months ended December 31, 2007 against the Note receivable.

Cash provided by financing activities was $204,000 in the three months ending compared to $50,000 for the three months ending December 31, 2006.  During the quarter the Company’s Brazilian subsidiary secured financing in the amount $211,000 to purchase lab equipment.  This lab equipment is being installed in labs throughout Brazil and will be used to general future sales on consumables.

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, Mr. Hales believes that the Company’s disclosure controls and procedures were effective as of December 31, 2007 except for the matters described below.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor, has informed the company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented. The Company is currently working to appropriately document these internal controls.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2007	11,250	$0.19	11,250	-
November 1–30, 2007	16,064	$0.22	16,064	-
December 1-31, 2007	21,330	$0.19	21,330	-
Total	48,644	$0.20	48,644	-

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

Hemagen Diagnostics, Inc.
(Registrant)

February 14, 2008	/s/William P. Hales
William P. Hales
President and
Chief Executive Officer

February 14, 2008	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer