Form 10QSB
period 2008-03-31
HEMAGEN DIAGNOSTICS INC
filed 2008-05-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

9033 Red Branch Road, Columbia, Maryland 21045-2105
(Address of principal executive offices, Zip Code)

(443) 367 5500
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ☒                                No  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

        Yes  ☐                                No  ☒

As of April 30, 2008, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes   ☐             No   ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements

		Consolidated Balance Sheets; March 31, 2008 (unaudited) and September 30, 2007	3

		Consolidated Statements of Operations; Three and Six Months Ended March 31, 2008 (unaudited) and 2007	5

		Consolidated Statements of Cash Flows; Six Months Ended March 31, 2008 (unaudited) and 2007	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis and Plan of Operation	13

	Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	17

	Item 6.	Exhibits	18

SIGNATURES			19

CERTIFICATIONS

PART I    Financial Information

Item 1.              Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash	$215,006	$6,592
Accounts receivable, less allowance for doubtful accounts of $63,287 and $51,316 at March 31, 2008 and September 30, 2007, respectively	1,138,124	1,000,652
Inventories, net	2,014,606	2,554,881
Current portion of Note Receivable	210,000	--
Prepaid expenses and other current assets	215,510	265,633
Assets Held for Sale	--	5,183

Total current assets	3,793,246	3,832,941

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $ 5,923,873 and $5,883,861 at March 31, 2008 and September 30, 2007, respectively	525,695	221,990

OTHER ASSETS:

Note Receivable - non-current	560,000	--
Other Assets	83,840	80,160
Total other assets	643,840	80,160

Total Assets	$4,962,781	$4,135,091

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2008 (unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,149,291	$1,332,302
Revolving line of credit	283,231	340,000
Deferred revenue	26,283	17,691
Note Payable – Itau Bank	78,739	16,388
Total Current Liabilities	1,537,544	1,706,381
LONG TERM LIABILITIES:
Note Payable – Itau Bank	137,813	18,200
Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $107,377 and $143,575 at March 31, 2008 and September 30, 2007, respectively	3,942,473	3,906,275
Total Long Term Liabilities	4,080,286	3,924,475
Total liabilities	5,617,830	5,630,856

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,281 at March 31, 2008 and September 30, 2007	153,252	153,252
Additional paid-in capital	22,845,515	22,842,290
Accumulated deficit	(23,552,463)	(24,353,140)
Accumulated other comprehensive loss- currency translation loss	(11,716)	(48,530)
Less treasury stock at cost; 100,000 shares at March 31, 2008 and September 30, 2007, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(655,049)	(1,495,765)
Total Liabilities and Stockholders’ Deficit	$4,962,781	$4,135,091

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Net Sales	$1,793,465	$1,155,242	$3,333,311	$2,161,788
Cost of Sales	1,015,305	554,684	1,903,941	1,234,005
Gross Profit	778,160	600,558	1,429,370	927,783
Operating Expenses:
Selling, general and administrative	590,882	593,473	1,167,246	1,151,402
Research and development	50,515	8,854	91,593	10,884
Total operating expenses	641,397	602,327	1,258,839	1,162,286
Total operating income (loss) from continuing operations	136,763	(1,769)	170,531	(234,503)
Other income (expenses):
Interest expense (net), including $17,626 and $16,658, respectively of debt discount amortization	(87,659)	(98,857)	(176,069)	(191,777)
Other income (expense)	5,995	5,337	6,347	(4,275)
Total other expense	(81,664)	(93,520)	(169,722)	(196,052)

Net loss, before income taxes, from continuing operations	55,099	(95,289)	809	(430,555)

Income Tax expense	27,030	15,943	56,578	21,492
Net income (loss), from continuing operations	28,069	(111,232)	(55,769)	(452,047)

Income (Loss), from Discontinued Operations (includes a gain on sale of assets in the amount of $1,094,817 for the six months ending March 31, 2008)	--	(199,094)	856,446	(218,671)
Net income (loss):	$28,069	$(310,326)	$800,677	$(670,718)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13,393	15,907	36,814	10,509
Comprehensive income (loss):	$41,462	$(294,419)	$837,491	$(660,209)

Earnings (loss) per share, from continuing operations - Basic	$0.00	$(0.01)	$0.00	$(0.03)
Earnings (loss) per share, from continuing operations - Diluted	$0.00	$(0.01)	$0.00	$(0.03)
Earnings (loss) per share, from discontinued operations - Basic	$0.00	$(0.01)	$0.05	$(0.01)
Earnings (loss) per share, from discontinued operations - Diluted	$0.00	$(0.01)	$0.05	$(0.01)
Earnings (loss) per share - Basic	$0.00	$(0.02)	$0.05	$(0.04)
Earnings (loss) per share - Diluted	$0.00	$(0.02)	$0.05	$(0.04)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,225,281	15,225,281	15,225,281	15,225,281
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,225,281	15,225,281	15,225,281	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net Income (Loss)	$800,677	$(670,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,842	19,043
Amortization of debt discount	36,198	31,681
(Gain) loss on sale of assets	(838,907)	--
Provision for Bad Debts	(21,028)	--
Stock Based Compensation	3,225	6,112
Changes in operating assets and liabilities:
Accounts receivable	(116,444)	118,890
Prepaid expenses and other current assets	50,123	103,274
Inventories	540,275	(49,000)
Accounts payable and accrued expenses	(183,011)	285,146
Other assets	(3,680)	(59,445)
Deferred revenue	8,592	5,154
Net cash provided by (used in) operating activities	304,862	(209,863)

Cash flows from investing activities:
Purchase of property and equipment	(322,843)	(52,314)
Proceeds from sale of assets	4,090	--
Payments Received on Notes Receivable	70,000	--
Net cash used in investing activities	(248,753)	(52,314)

Cash flows from financing activities:
Net (payments) borrowings on Line of Credit	(56,769)	250,000
Borrowings on Notes – Itau Bank	181,964	--
Net cash provided by financing activities	125,195	250,000

Effects of foreign exchange rate	27,110	10,960

Net increase (decrease) in cash and cash equivalents	208,414	(1,217)

Cash and cash equivalents at beginning of period	6,592	150,663

Cash and cash equivalents at end of period	$215,006	$149,446
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$164,211	$165,325

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2008 and 2007

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

The Company sold the assets of its wholly owned Subsidiary Reagents Applications Inc. on October 8, 2007.  The results of operations for this segment of the business are presented as discontinued operations in the accompanying financials.  Additional information can be obtained by referencing the Form 10-KSB for the year ended September 30, 2007.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards No. 157 (“SFAS 157”).  In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. SFAS 157 defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to significantly affect its consolidated financial condition or results of operations.

Financial Accounting Standards No 159 (“SFAS 159”).  In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115”, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value.  The fair value option may be applied instrument by instrument, and may be applied only to entire instruments.  If a company elects the fair value option for an eligible item, changes in the item’s fair value must be report as unrealized gains and losses in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to significantly affect its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations (SFAS 141 (R))”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring of cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of SFAS 141 (R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements.  The Company is currently assessing the impact of SFAS No. 160 on the Company’s financial statements.

In April 2008, the FASB issued Final FASB Staff Position (FSP), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company will ascertain its impact, if any, during the three-month period ending March 31, 2009.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2008 and 2007.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.  Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

NOTE 3- EARNINGS (LOSS) PER SHARE - continued

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,314,014	2,375,014	2,314,014	2,375,014
Total antidilutive instruments	7,713,814	7,774,814	7,713,814	7,774,814

The weighted average common shares for all basic and diluted earnings (loss) per share calculations are 15,225,280 for the three and six month periods ended March 31, 2008 and 2007.  Net income available to common stockholders for basic and diluted earnings per share calculations was $ 28,069 and $800,677 for the three and six month periods ended March 31, 2008, respectively. Net (loss) available to common shareholders for basic and diluted earnings per share calculations was $(310,326) and $(670,718) for the three and six month periods ended March 31, 2007, respectively.

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2008:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2007	2,289,514	$1.11	2.39
Granted	97,000	0.19	4.81
Exercised	--	--	--
Forfeited, cancelled or expired	(72,500)	0.24	3.41
Options outstanding – March 31, 2008	2,314,014	$1.10	2.46
Options exercisable – March 31, 2008	2,132,014	$1.17	2.34

NOTE 4 – STOCK BASED COMPENSATION - continued

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three and Six Months Ended March 31,
	2008	2007
Dividend yield	--	--
Expected volatility	87.4%	82%
Risk-free interest rate	4%	4%
Expected life in years	10	10

We have elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of March 31, 2008, there was $26,414 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options both issued and exercisable as of March 31, 2008 have no intrinsic value. All options granted have the same exercise price as the stock price on the date the options were granted.

NOTE 5 - INVENTORIES

    Inventories at March 31, 2008 and September 30, 2007 consist of the following:

	March 31, 2008	September 30, 2007

Raw Materials	$1,430,351	$1,510,204
Work-in-process	196,812	163,218
Finished goods	998,560	1,481,295
	2,625,723	3,154,717
Less reserves	(611,117)	(599,836)
Inventories, net	$2,014,606	$2,554,881

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus ..75% and expires March 31, 2009.   Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of March 31, 2008, the outstanding balance on the line of credit was $283,231 and had an effective interest rate of 5.25%. As of March 31, 2008 the Company was in compliance with its debt covanants.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Notes provide that the following are subordinated to the security for the Notes: real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At March 31, 2008 and September 30, 2007, the unamortized discount of these notes was $107,377 and $143,575, respectively.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the six months ended March 31, 2008 and 2007.

	United* States	Brazil	Consolidated
March 31, 2008:
Revenues	2,254,242	1,079,069	3,333,311
Long-lived assets	734,044	435,491	1,169,535

March 31, 2007:
Revenues	1,540,768	621,020	2,161,788
Long-lived assets	199,686	98,670	298,356

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the six months ending March 31, 2008, the Company has received $70,000 of payments against the Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending March 31, 2008 and 2007.

Results from discontinued operations, net of income tax, for the three and six month periods ending March 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Net sales	$154,079	$539,700	$371,240	$921,439
Costs of sales	154,079	597,517	410,967	871,675
Gross Profit	--	(57,817)	(39,727)	49,764

Operating expenses:
Selling, general and administrative	--	57,992	196,936	121,236
Research and development	--	83,284	1,708	147,198
Total operating costs and expenses	--	141,276	198,644	268,434

Operating loss	--	(199,093)	(238,371)	(218,670)

Other income (expenses):
Other Income (expense)	--	(1)		(1)
Gain on Sale of Assets	--	--	1,094,817	--
Total other income (expense)	--	(1)	1,094,817	(1)

Net income (loss) before income taxes	--	(199,094)	856,446	(218,671)

Income Tax	--	--	--	--

Net income (loss) from discontinued operations	--	(199,094)	856,446	(218,671)

According to an inventory agreement pursuant the sale of Raichem, inventory is being sold to the purchaser at cost.  In addition, the Company recorded a reserve of $ 60,000 to cover obsolete inventory during the quarter ending December 31, 2007.  The Company also accrued $190,000 to cover additional expenses that are expected to be incurred as a result of the sale and the shutdown of the San Diego facility.  This accrual was also recorded during the quarter ended December 31, 2007.  The Company still has obligations for the San Diego facility under the current lease until May 31, 2008.

As of March 31, 2008 the Company had approximately $25,000 of accounts receivable remaining from the Raichem operation which has a reserve equal to the entire balance.

In addition, the Company has the following inventory consisting of Raichem products which is being sold pursuant to the inventory purchase agreement.

NOTE 10 – DISCONTINUED OPERATIONS – continued

March 31, 2008
Raw Materials	$209,849
Work-in-process	1,903
Finished goods	219,591
431,343
Less reserves	(108,451)
Inventories, net	$322,892

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

Overview

Hemagen Diagnostics, Inc., is a biotechnology company that develops, manufactures, and markets approximately 68 FDA-cleared proprietary medical diagnostic test kits.  Hemagen has two different product lines.  The Virgo® product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology.  The Analyst® product line is an FDA-cleared clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. The Company sells its products both directly and through distributors to reference labs, physicians, veterinarians, clinical laboratories and blood banks. The Company also sells its products on a private-label basis through multinational distributors. The Company was incorporated in 1985 and became a public company in 1993.

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

Results of Operations

The Three Month Period Ended March 31, 2008
Compared to the Three Month Period Ended March 31, 2007

Revenues from continuing operations for the three-month period ended March 31, 2008 increased by approximately $638,000 (55%) to approximately $1,793,000 from approximately $1,155,000 for the same period ended March 31, 2007.  The increase in revenues is attributable to an increase in sales volume of $360,000 in the Analyst line, of which approximately $300,000 is directly related to the sale of the new equipment during the second quarter accompanied with an increase in rotor sales. The increase in sales in the Virgo line by $217,000 is the result of increased sales due to the placement of equipment in several large labs. The Company expects to see a continued growth in revenues as a result of this initiative.

Cost of product sales from continuing operations increased approximately $460,000 (83%) to approximately $1,015,000 from approximately $555,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 57% from 48% from the same period last year. This increase in cost of sales as a percentage of sales is attributed to higher costs related to the equipment sales with lower margins.  Special incentives are in place for customers who purchase the new Analyst® instrument which reduce margin in the short term.  Revenues from these incentives have been deferred until the shipment date.

Research and development expenses from continuing operations increased by approximately
$42,000 (467%) to approximately $51,000 from approximately $9,000 in 2007.  This increase was caused by the reclassification of an employee.

The Company is currently working to complete several research and development programs including:

•
Activities related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses from continuing operations decreased by approximately $2,000 (3%) for the quarter ended March 31, 2008 to approximately $591,000 from approximately $593,000 in the previous period. The expenses for SG&A remained relatively constant during these periods.  The Company expects to see a reduction of expenses in this area during the third quarter, due primarily to the decrease in the insurance liability costs effective with the renewal in March 2008.

Total other expenses for the three months ending March 31, 2008 decreased approximately $12,000 to approximately $82,000 from approximately $94,000 from the period ending March 31, 2007.  This decrease in net other expense is attributed to an increase in interest income from the note receivable and a slight decrease in interest expense on the line of credit.  The reduction in the Prime Rate is a contributing factor to this interest expense reduction.

Income tax expense for the quarter ended March 31, 2008 was approximately $27,000 as compared to approximately $16,000 for the quarter ended March 31, 2007.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the period ending March 31, 2008 was approximately $64,000 compared to net income before tax of approximately $114,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period increased by approximately $338,000 for the three months ended March 31, 2008 to net income of $28,000 compared to a net loss of approximately $310,000 in the same quarter of the prior year. Included in the quarter ending March 31, 2007 was a net loss on discontinued operations in the amount of $199,000 which was nonexistent in the current year quarter. Costs related to the shutdown of the San Diego facility were accrued in October 2007.  All remaining inventory is being sold at cost, in accordance with the inventory purchase agreement with the buyer, so there is no margin being reflected in the current quarter numbers. The remaining increase is a direct result of the higher sales revenues during the current quarter.

The Six Month Period Ended March 31, 2008
Compared to the Six Month Period Ended March 31, 2007

Revenues from continuing operations for the six month period ended March 31, 2008 increased by approximately $1,171,000 (54%) to approximately $3,333,000 from $2,162,000 for the same period ended March 31, 2007.  The increase in revenues is attributable to an increase in sales volume of $701,000 (80%) in the Analyst line, of which approximately $667,000 is directly related to the sale of the new equipment during the year along with an approximately $46,000 increase in rotor sales, offset by a decrease in sales in the Endocheck product line of approximately $26,000. Sales increased in the Virgo product line by approximately $464,000 (38%), driven primarily by increased sales due to the placement of instruments in several the large labs. The Company expects to see continued growth in revenues as a result of this initiative.

Cost of product sales from continuing operations increased approximately $670,000 (54%) to approximately $1,904,000 from approximately $1,234,000 for the same period last year.  Cost of product sales as a percentage of sales remained consistent at approximately 57% for both periods ending March 31, 2008 and 2007. Although the Company had seen a reduction of manufacturing payroll related costs and benefits, this has been offset by an increase in the cost of goods related to the Analyst ® equipment purchases sold at lower margins.

Research and development expenses from continuing operations increased $ 81,000 (772%) to approximately 92,000 from $11,000 in 2007.  This increase was caused by the reclassification of an employee.

Selling, general and administrative expenses from continuing operations increased by approximately $16,000 (1%) for the six months ended March 31, 2008 to approximately $1,167,000 from approximately $1,151,000 in the previous period.

Total other expenses for the six months ending March 31, 2008 decreased approximately $26,000 to approximately $170,000 from approximately $196,000 from the six month period ending March 31, 2007.  This decrease in net other expense is attributed to an increase in interest income from the note receivable and a decrease in interest expense on the line of credit due to the reduction of the borrowing rate based on the Prime Rate.

Income tax expense for the six months ended March 31, 2008 was approximately $57,000 as compared to $21,000 for the six months ended March 31, 2007.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the six month period ending March 31, 2008 was $259,000 compared to a net income before tax of $88,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact we are utilizing some net loss carry forwards from prior periods.

Net income increased by approximately $1,472,000 for the six months ended March 31, 2008 to net income of approximately $801,000 compared to a net loss of approximately $671,000 in six month period ending March 31, 2007. Included in the six months ending March 31, 2008 was net income from discontinued operations in the amount of approximately $856,000. The remaining increase in net income was generated by the increase in sales and margin from continuing operations.

Liquidity and Capital Resources

At March 31 2008, Hemagen had $215,000 of cash, and working capital of $2,285,000.  At September 30, 2007, the Company had $6,592 of cash and working capital of $2,126,560.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. This line of credit renewed on  March 31, 2008 and matures on March 31, 2009. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the Prime plus .75%.  At March 31, 2008 the effective interest rate was 5.25%.    At March 31, 2008, and April 29, 2008, the Company had $283,231 and $323,231 respectively borrowed on its line of credit facility.

The Company believes that cash flow from operations, cash on hand at March 31, 2008, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2008.  However, the Company can give no assurances that it will have sufficient cash flow to finance its operations.  The Company has no off-balance sheet financing arrangements.

In 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005.  The new Notes issued are convertible into Common Stock at $0.75 per share. The new Notes carry an effective interest rate of 8% and mature September 30, 2009.

Net cash provided by operating activities during the six months ended March 31, 2008 was approximately $305,000 compared to cash used of approximately $210,000 during the six months ended March 31, 2007.  The increase in cash provided by operations is the result of increased margins of approximately $442,000 and lower expenses due to the sale of Raichem, offset by an increase in accounts receivable of approximately $ 116,000, a reduction of inventory resulting primarily from the sale of inventory held in the San Diego facility, along with the reduction in payables of approximately $183,000.

Approximately $249,000 of cash was used in investing activities during the six months ended March 31, 2008 as compared to $52,000 of cash used for investing activities during the six months ended March 31, 2007.  The cash used in 2008 in the amount of $323,000 was for the purchase of lab equipment and computers for the Brazilian subsidiary, manufacturing equipment, and trade show equipment.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $70,000 for the six months ended March 31, 2008 against the Note receivable.

Cash provided by financing activities was $125,000 in the six months ending March 31, 2008, compared to $250,000 for the six months ending March 31, 2007.  During the year the Company’s Brazilian subsidiary secured financing in the amount $211,000 to purchase lab equipment for use with our products.

Item 3.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, Mr. Hales believes that the Company’s disclosure controls and procedures were effective as of March 31, 2008 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2008	3,375	$0.19	3,375	-
February 1-29, 2008	--	--	--	-
March 1-31, 2008	--	--	--	-
Total	3,375	$0.19	3,375	-

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

Hemagen Diagnostics, Inc. (Registrant)

May 14, 2008	By:	/s/William P. Hales
William P. Hales
Preisdent and Chief Executive Officer

May 14, 2008	By:	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer