Form 10QSB
period 2008-06-30
HEMAGEN DIAGNOSTICS INC
filed 2008-08-13
CIK 892822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008	Commission File Number 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of Small Business Issuer as
Specified in its Charter)

Delaware	04-2869857
(State of Organization)	(I.R.S. Employer Number)

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

        Yes  ☐                                No  ☒

As of July 25, 2008, the issuer had 15,225,281 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes   ☐             No   ☒

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; June 30, 2008 (unaudited) and September 30, 2007	3

		Consolidated Statements of Operations; Three and Nine Months Ended June 30, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Cash Flows; Nine Months Ended June 30, 2008 and 2007 (unaudited)	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis and Plan of Operation	13

	Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits	20

SIGNATURES			21

CERTIFICATIONS

PART I   -  Financial Information

Item 1.    -  Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash	$158,848	$6,592
Accounts receivable, less allowance for doubtful accounts of $71,512 and $51,316 at June 30, 2008 and September 30, 2007, respectively	856,332	1,000,652
Inventories, net	2,177,877	2,554,881
Current portion of Note Receivable	210,000
Prepaid expenses and other current assets	295,978	265,633
Assets Held for Sale	--	5,183

Total current assets	3,699,035	3,832,941

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $5,991,553 and $5,883,861 at June 30, 2008 and September 30, 2007, respectively	603,354	221,990

OTHER ASSETS:

Long Term portion of Note Receivable	507,500	--
Other Assets	84,670	80,160
Total other assets	592,170	80,160

Total Assets	$4,894,559	$4,135,091

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30,	September 30,
	2008	2007
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$800,055	$1,332,302
Revolving line of credit	480,000	340,000
Deferred revenue	84,471	17,691
Note Payable – Itau Bank	64,041	16,388
Total Current Liabilities	1,428,567	1,706,381
LONG TERM LIABILITIES:
Note Payable – Itau Bank	153,512	18,200
Senior subordinated secured convertible notes due September 30, 2009, net of unamortized discount of $89,315 and $143,575 at June 30, 2008 and September 30, 2007, respectively	3,960,535	3,906,275
Total Long Term Liabilities	4,114,047	3,924,475
Total liabilities	5,542,614	5,630,856

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,281 at June 30, 2008 and September 30, 2007	153,252	153,252
Additional paid-in capital	22,847,529	22,842,290
Accumulated deficit	(23,613,078)	(24,353,140)
Accumulated other comprehensive income (loss)- currency translation income (loss)	53,879	(48,530)
Less treasury stock at cost; 100,000 shares at June 30, 2008 and September 30, 2007, respectively	(89,637)	(89,637)
Total Stockholders’ Deficit	(648,055)	(1,495,765)
Total Liabilities and Stockholders’ Deficit	$4,894,559	$4,135,091

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Sales	$1,353,199	$1,184,739	$4,686,512	$3,346,527
Cost of Sales	609,878	649,824	2,513,820	1,883,829
Gross Profit	743,321	534,915	2,172,692	1,462,698
Operating Expenses:
Selling, general and administrative	630,983	485,238	1,798,228	1,636,640
Research and development	35,183	5,783	126,776	16,668
Total operating expenses	666,166	491,021	1,925,004	1,653,308
Total operating income (loss) from continuing operations	77,155	43,894	247,688	(190,610)
Other income (expenses):
Interest expense (net), including $18,062 and $16,223 for the three months ending June 30, 2008, respectively and $54,260 and $48,521 for the nine months ending June 30, 2008, respectively, of debt discount amortization	(105,643)	(100,382)	(281,712)	(292,159)
Other income (expense)	4,620	(1,850)	10,967	(6,125)
Total other expense	(101,023)	(102,232)	(270,745)	(298,284)

Net loss, before income taxes, from continuing operations	(23,868)	(58,338)	(23,057)	(488,894)

Income Tax expense	36,747	16,040	93,325	37,532
Net (loss) from continuing operations	(60,615)	(74,378)	(116,382)	(526,426)

Income (Loss), from Discontinued Operations (includes a gain on sale of assets in the amount of $1,094,817 for the nine months ending June 30, 2008)	--	(63,375)	856,446	(282,045)
Net income (loss)	$(60,615)	$(137,753)	$740,064	$(808,471)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	51,627	21,900	90,974	32,409
Comprehensive income (loss):	$(8,988)	$(115,853)	$831,038	$(776,062)

Earnings (loss) per share, from continuing operations – Basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Earnings (loss) per share, from continuing operations - Diluted	$0.00	$(0.01)	$(0.01)	$(0.03)
Earnings (loss) per share, from discontinued operations - Basic	$0.00	$(0.00)	$0.06	$(0.02)
Earnings (loss) per share, from discontinued operations - Diluted	$0.00	$(0.00)	$0.06	$(0.02)
Earnings (loss) per share - Basic	$0.00	$(0.01)	$0.05	$(0.05)
Earnings (loss) per share - Diluted	$0.00	$(0.01)	$0.05	$(0.05)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,225,281	15,225,281	15,225,281	15,225,281
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,272,578	15,225,281	15,268,491	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net Income (Loss)	$740,062	$(808,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	71,826	26,138
Amortization of debt discount	54,260	48,521
(Gain) on sale of assets	(838,907)	--
Provision for Bad Debts	13,580	--
Stock Based Compensation	5,239	8,733
Changes in operating assets and liabilities:
Accounts receivable	130,739	(414)
Prepaid expenses and other current assets	(30,344)	17,144
Inventories	377,004	114,887
Accounts payable and accrued expenses	(532,247)	384,833
Other assets	(4,510)	(37,165)
Deferred revenue	66,781	(5,900)
Net cash provided by (used in) operating activities	53,483	(251,694)

Cash flows from investing activities:
Purchase of property and equipment	(412,990)	(79,281)
Proceeds from sale of assets	4,090	--
Payments Received on Notes Receivable	122,500	--
Net cash used in investing activities	(286,400)	(79,281)

Cash flows from financing activities:
Net borrowings on Line of Credit	140,000	250,000
Net borrowings on Notes – Itau Bank	182,964	--
Net cash provided by financing activities	322,964	250,000

Effects of foreign exchange rate	62,209	29,104

Net increase (decrease) in cash and cash equivalents	152,256	(51,871)

Cash at beginning of period	6,592	150,663

Cash at end of period	$158,848	$98,792
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$249,855	$256,134

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B.  These financial statements should be read together with the financial statements and notes in the Company’s September 30, 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

Financial Accounting Standards No 159 (“SFAS 159”).  In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115”, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value.  The fair value option may be applied instrument by instrument, and may be applied only to entire instruments.  If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to significantly affect its consolidated financial condition or results of operations.

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

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. The Company is currently evaluating the impact, if any, of adopting SFAS 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2008 and June 30, 2007.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.  Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,394,014	2,410,014	2,394,014	2,410,014
Total antidilutive instruments	7,793,814	7,809,814	7,793,814	7,809,814

The weighted average common shares for all basic earnings (loss) per share calculations is 15,225,281 for the three and nine month periods ended June 30, 2008 and 2007. The weighted average common shares for all diluted earnings (loss) per share calculation is 15,272,578 and 15,268,491, respectively for the three and nine month periods ending June 30, 2008. Net income (loss) available to common stockholders for basic and diluted earnings per share calculations was $(60,615) and $740,064 for the three and nine month periods ended June 30, 2008, respectively. Net income (loss) available to common shareholders for basic and diluted earnings per share calculations was $(137,753) and $(808,471) for the three and nine month periods ended June 30, 2007, respectively.

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2008:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2007	2,289,514	$1.11	2.39
Granted	227,000	0.22	7.39
Exercised	--	--	--
Forfeited, cancelled or expired	(72,500)	0.24	3.16
Options outstanding – June 30, 2008	2,444,014	$1.05	2.60
Options exercisable – June 30, 2008	2,259,014	$1.12	2.51

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

We incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of June 30, 2008, there was $38,580 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 10 years.   All options granted have the same exercise price as the stock price on the date the options were granted.  The company had 50,000 exercisable options with an intrinsic value of $7,500 as of June 30, 2008.

NOTE 5 - INVENTORIES

Inventories at June 30, 2008 and September 30, 2007 consist of the following:

	June 30, 2008	September 30, 2007

Raw Materials	$1,474,570	$1,510,204
Work-in-process	165,697	163,218
Finished goods	1,069,907	1,481,295
	2,710,174	3,154,717
Less reserves	(532,297)	(599,836)
Inventories, net	$2,177,877	$2,554,881

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus ..75% and expires March 31, 2009.   Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of June 30, 2008, the outstanding balance on the line of credit was $480,000 and had an effective interest rate of 5.75%. As of June 30, 2008, the Company was in compliance with its debt covenants.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Notes provide that the following are subordinated to the security for the Notes: real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At June 30, 2008 and September 30, 2007, the unamortized discount of these notes was $89,315 and $143,575, respectively.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the nine months ended June 30, 2008 and 2007.

	United* States	Brazil	Consolidated
Nine Months Ended June 30, 2008:
Revenues	$2,927,251	$1,759,261	$4,686,512
Long-lived assets	710,070	485,454	1,195,524

Nine Months Ended June 30, 2007:
Revenues	$2,368,581	$977,946	$3,346,527
Long-lived assets	169,234	130,472	299,706

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note in the quarter ended December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications, Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the nine months ending June 30, 2008, the Company has received $122,500 of principal payments against the Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending June 30, 2008 and 2007.

Results from discontinued operations, net of income tax, for the three and nine month periods ending June 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$68,898	$582,517	$440,137	$1,503,956
Costs of sales	68,898	485,497	479,864	1,357,172
Gross Profit	--	97,020	(39,727)	146,784

Operating expenses:
Selling, general and administrative	--	94,646	196,936	215,882
Research and development	--	65,731	1,708	212,928
Total operating costs and expenses	--	160,377	198,644	428,810

Operating loss	--	(63,357)	(238,371)	(282,026)

Other income (expenses):
Other Income (expense)	--	(18)		(19)
Gain on Sale of Assets	--	--	1,094,817	--
Total other income (expense)	--	(18)	1,094,817	(19)

Net income (loss) before income taxes	--	(63,375)	856,446	(282,045)

Income Tax	--	--	--	--

Net income (loss) from discontinued operations	$--	$(63,375)	$856,446	$(282,045)

According to an inventory agreement pursuant to the sale of Raichem, inventory is being sold to the purchaser at cost.  Included in the nine months ending June 30, 2008, was an additional reserve of   $60,000 to cover any obsolete inventory and $190,000 of additional expenses that were expected to be incurred as a result of the sale and the shutdown of the San Diego facility.  The Company’s obligations for the San Diego facility under the lease ended on May 31, 2008.

As of June 30, 2008 the Company had approximately $19,916 of accounts receivable remaining from the Raichem operation which is fully reserved.

In addition, the Company has the following inventory consisting of Raichem products which is being sold pursuant to the inventory purchase agreement.

NOTE 10 – DISCONTINUED OPERATIONS – continued

June 30, 2008
Raw Materials	$167,728
Work-in-process	444
Finished goods	87,650
255,822
Less reserves	(14,036)
Inventories, net	$241,786

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

Results of Operations

The Three Month Period Ended June 30, 2008
Compared to the Three Month Period Ended June 30, 2007

Revenues from continuing operations for the three-month period ended June 30, 2008 increased by approximately $168,000 (14%) to approximately $1,353,000 from approximately $1,185,000 for the same period ended June 30, 2007. This increase in sales revenue is primarily driven by increased sales of Virgo products generated by the company’s Brazilian subsidiary. The company acquired lab equipment and has placed it in several large labs to drive the sale of consumables. The Company expects to see continued growth in revenues as a result of this initiative. The Analyst division had an overall decline in revenues of approximately $85,000 as compared to the same period last year.  Although the Analyst equipment sales increased approximately $56,000 in the current quarter there was a decline in revenue from the Analyst consumables due to a reduction of rotor orders for the quarter.  The timing of large distributor orders can affect revenues from quarter to quarter.

Cost of product sales from continuing operations decreased approximately $40,000 (6%) to approximately $610,000 from approximately $650,000 for the same period last year.  Cost of sales as a percentage of sales decreased to 45% from 55% from the same period last year. This decrease in cost of sales as a percentage of sales is attributed to lower payroll and benefit costs compared to the prior year.

Research and development expenses from continuing operations increased by approximately $29,000 (483%) to approximately $35,000 from approximately $6,000 in 2007.  This increase was caused by the reclassification of an employee.

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

Selling, general and administrative (“SG &A”) expenses from continuing operations increased by approximately $146,000 (30%) for the quarter ended June 30, 2008 to approximately $631,000 from approximately  $485,000 from the previous period.  Increased SG&A expenses for the Company’s Brazilian subsidiary were approximately $84,000 which includes; increased depreciation expense of approximately $32,000 due to the purchase of equipment during the quarter, a reserve for bad debt in the amount of approximately $18,000 for the current quarter and general increases in salaries, accounting fees and rental expenses.  The change in the foreign exchange rate also contributed to minor overall increases. The SG&A  expenses for the Columbia, Md. Facility increased approximately $63,000 which is primarily attributed to salary increases of approximately $32,000 and increased travel related expenses of approximately $42,000 offset by some savings incurred with the renewal of the corporate insurance.

Total other expenses for the three months ending June 30, 2008 declined slightly by approximately $1,000 to approximately $101,000 from approximately $102,000 from the period ending June 30, 2007.  The decrease in net other expense is attributed to an increase in interest income from the note receivable offset by an increase in interest expense attributable to increased borrowings on notes in Brazil used to finance the purchase of lab equipment.

Income tax expense for the quarter ended June 30, 2008 was approximately $37,000 as compared to approximately $16,000 for the quarter ended June 30, 2007.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the period ending June 30, 2008 was approximately $199,000 compared to net income before tax of approximately $70,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period increased by approximately $13,000 for the three months ended June 30, 2008 to a net loss of $(61,000) compared to a net loss of approximately $(74,000) in the same quarter of the prior year. Included in the quarter ending June 30, 2007 was a net loss on discontinued operations in the amount of $(63,000) which did not reoccur. The remaining increase is a direct result of the higher sales revenues during the current quarter.

The Nine Month Period Ended June 30, 2008
Compared to the Nine Month Period Ended June 30, 2007

Revenues from continuing operations for the nine month period ended June 30, 2008 increased by approximately $1,340,000 (40%) to approximately $4,687,000 from $3,347,000 for the same period ended June 30, 2007.  The increase in revenues is attributable to an increase in sales volume of $659,000 (49%) in the Analyst line which consists of an increase of approximately $800,000 of revenue related to the sale of new equipment during the year, a decrease of approximately $80,000 in revenue related to consumable analyst sales and a decrease in revenue of approximately $53,000 related to sales in the Endocheck product line.  The decrease in Analyst consumables revenue is driven partially by the sales initiative currently in place in which customers may receive rotors at no charge for a period of time.  The revenues attributable to these additional rotors are allocated based on normal selling prices of the products, deferred and recognized as the rotors are shipped. The decline in revenues in the Endocheck product line is the result of lower sales in this area as the company tries to replace the older Endocheck system with the new Analyst III. Sales increased in the Virgo product line by approximately $669,000 (40%), driven primarily by increased sales of consumables to large labs. The Company expects to see continued growth in revenues as a result of this initiative. The company has also obtained a distribution agreement to sell certain specialized equipment and reagents in Brazil. To date the company has recognized approximately $45,000 of revenues from these sales, which were non-existent during 2007.

Cost of product sales from continuing operations increased approximately $630,000 (33%) to approximately $2,514,000 from approximately $1,884,000 for the same period last year.  Cost of product sales as a percentage of sales decreased to approximately 53% from 57% in the previous year.  Although the Company had seen a reduction of manufacturing payroll related costs and benefits, this has been offset by an increase in the cost of goods related to the Analyst ® equipment purchases and consumables sold at lower margins.

Research and development expenses from continuing operations increased approximately $110,000 (647%) to approximately $127,000 from $17,000 in 2007.  This increase was caused by the reclassification of an employee.

Selling, general and administrative expenses from continuing operations increased by approximately $161,000 (9%) for the nine months ended June 30, 2008 to approximately $1,798,000 from approximately $1,637,000 in the previous period. Increases in SG&A expenses for the Company’s Brazilian subsidiary account for approximately $194,000 of these increased expenses which include; increased depreciation expense of approximately $44,000 due to the purchase of lab equipment during the year, increase in bad debt expense of approximately $25,000 along and general increases in salaries, accounting fees and rental expenses.  The average exchange rate also contributed to overall increases in expenses of approximately 9%. SG&A expenses for the Maryland facility decreased by  approximately $32,000 which is the combination of significant reductions in auditing fees, corporate liability insurance and outside services offset by some increases in payroll and travel expenses during the current year.

Total other expenses for the nine months ending June 30, 2008 decreased approximately $27,000 to approximately $271,000 from approximately $298,000 from the nine month period ending June 30, 2007.  This net decrease is attributed to an increase in interest income generated from the note receivable offset by increased interest expense attributable to increased borrowings on notes in Brazil used to finance the purchase of lab equipment.

Income tax expense for the nine months ended June 30, 2008 was approximately $93,000 as compared to $38,000 for the nine months ended June 30, 2007.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the nine month period ending June 30, 2008 was approximately $458,000 compared to a net income before tax of approximately $158,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact the Company is utilizing some net loss carry forwards from prior periods.

Net income increased by approximately $1,548,000 for the nine months ended June 30, 2008 to net income of approximately $740,000 compared to a net loss of approximately $(808,000) in nine month period ending June 30, 2007. Included in the nine months ending June 30, 2008 was net income from discontinued operations in the amount of approximately $856,000. The remaining increase in net income was generated by the increase in sales and margin from continuing operations.

Liquidity and Capital Resources

At June 30, 2008, Hemagen had $158,000 of cash, and working capital of approximately $2,270,000.  At September 30, 2007, the Company had $6,592 of cash and working capital of $2,126,560.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. This line of credit renewed on March 31, 2008 and matures on March 31, 2009. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the Prime plus .75%.  At June 30, 2008 the effective interest rate was 5.75%.   At June 30, 2008, and August 4, 2008, the Company had $480,000 and $430,000 respectively borrowed on its line of credit facility.

The Company believes that cash flow from operations, cash on hand at June 30, 2008, and the availability of the line of credit will be sufficient to finance its operations for fiscal 2008.  However, the Company can give no assurances that it will have sufficient cash flow to finance its operations.  The Company has no off-balance sheet financing arrangements.

In 2004, the Company issued $4,033,225 principal amount of Senior Subordinated Secured Convertible Notes due September 30, 2009 and 5,079,438 shares of common stock in exchange for $6,065,000 principal amount of its Senior Subordinated Secured Convertible Notes due April 17, 2005.  The new Notes issued are convertible into Common Stock at $0.75 per share. The new Notes carry an effective interest rate of 8% and mature September 30, 2009.  Management is reviewing options with respect to refinancing the debt and other options for dealing with the maturity.

Net cash provided by operating activities during the nine months ended June 30, 2008 was approximately $53,000 compared to cash used of approximately $252,000 during the nine months ended June 30, 2007.  The increase in cash provided by operations was generated by increased margins, the sale of Raichem inventory, reductions in accounts receivable and increases in deferred revenue offset by a significant reduction in accounts payable and accrued expenses.

Approximately $286,000 of cash was used in investing activities during the nine months ended June 30, 2008 as compared to $79,000 of cash used for investing activities during the nine months ended June 30, 2007.  The cash used in 2008 in the amount of $413,000 was for the purchase of lab equipment and computers for the Brazilian subsidiary, manufacturing equipment, and trade show equipment.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $122,500 for the nine months ended June 30, 2008 against the Note receivable.

Cash provided by financing activities was $323,000 in the nine months ending June 30, 2008, compared to $250,000 for the nine months ending June 30, 2007.  During the nine months ending June 30, 2008 the Company’s Brazilian subsidiary secured financing in the amount approximately $231,000 to purchase lab equipment for use with our products.

Item 3.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine M. Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, Mr. Hales believes that the Company’s disclosure controls and procedures were effective as of June 30, 2008 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2008	3,250	$0.16	3,250	-
May 1-31, 2008	9,750	$0.14	9,750	-
June 1-30, 2008	9,750	$0.21	9,750	-
Total	22,750	$0.17	22,750	-

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Shareholders’ Meeting was held April 30, 2008 at Hemagen’s corporate office located at 9033 Red Branch Road, Columbia, MD 21045. At the meeting, William P. Hales was elected a director for the term expiring in 2011 by a vote of 11,638,372 shares “For” and 167,694 shares “Withheld”.

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

Hemagen Diagnostics, Inc. (Registrant)

August 13, 2008	By:	/s/William P. Hales
William P. Hales
President and Chief Executive Officer

August 13, 2008	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer