Form 10KSB
period 2008-09-30
HEMAGEN DIAGNOSTICS INC
filed 2008-12-19
CIK 892822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008	Commission file number 1-11700

HEMAGEN DIAGNOSTICS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	04-2869857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.  Yes  ☒  No  ☐ .

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

The registrant had revenues of $6,374,799 from continuing operations in its most recent year. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 16, 2008, was $1,220,348. As of December 16, 2008, 15,225,289 shares Common Stock were outstanding.

HEMAGEN DIAGNOSTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and by the context in which they are used. Such statements, whether express or implied, are based on current expectations of the company and speak only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Hemagen undertakes no obligation to update any forward-looking statements as a result of new information or to reflect events or circumstances after the date on which they are made.

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

PART I

Item 1.	Description of Business.

Hemagen Diagnostics, Inc. is a biotechnology company that develops, manufactures, and markets approximately 68 FDA-cleared proprietary medical diagnostic test kits and components. There are two different product lines, the Virgo® line and the Analyst® line. The Virgo® product line consist of various diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. The Analyst® product line is an FDA-cleared Benchtop Clinical Chemistry Analyzer System, including consumables that are used to measure important constituents in human and animal blood. The Company was incorporated in 1985 and became a public company in 1993. Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from our site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

In September 1998, The Company acquired the Analyst® Benchtop Clinical Chemistry System, which was originally designed by Dupont, from Dade Behring, Inc. The Analyst® is a proprietary bench top clinical chemistry instrument and reagent system. The Analyst® instrument is used to test general chemistry profiles for both the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst® is cleared by the FDA for marketing in the United States to physician office laboratories. In December 2002 Hemagen also acquired another veterinary chemistry analyzer system, the Endocheck. Today, Hemagen estimates that its customer base for the Analyst® is approximately 90% veterinary practices and 10% physician office laboratory practices.

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

The Virgo product-line is marketed directly to reference laboratories, hospitals, and universities in the United States, among others and internationally. There are over 30 distributors that market the Virgo® product line. Hemagen also markets the Virgo® product line in South America through its wholly-owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company.

Recent Developments

During fiscal 2008 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability. Some of the important steps taken toward achieving those goals were as follows:

•

In July 2007, the Company entered into an agreement to sell the assets of its wholly-owned subsidiary Reagents Applications Inc., The sale was consummated on October 8, 2007. The Company’s decision to sell the assets of Reagents Applications Inc. was made based on careful consideration of an offer received for the business, and in light of the resources required to operating the business, and the challenges associated with the geographic location and the size of the business. Management also determined that it could better utilize its resources to develop its other product lines.

•	During fiscal 2008, the Company launched the Analyst® III, the redesigned version of the Analyst® Benchtop Clinical Chemistry System. The Company began shipping the new unit in September 2007.

•	During the year the Company also entered into agreements to distribute a hematology analyzer, a compact electrolyte and a blood gas analyzer.

•

The Company launched a line of automated IFA instruments to be placed in large customer labs in Brazil. In conjunction therewith, the Company closed on a lease line to provide for instruments to be leased with a purchase option. During the year, the Company placed several instruments in key labs and has signed supply contracts with these customers.

•	During the year, the Company renewed its working capital line with Bay National Bank.

•	The Company has taken steps to consolidate operations into more compact and efficient space, and has continued to seek out and implement cost reductions.

Technology

Analyst Instrument System

Hemagen acquired a patent protected rotor based technology for use in the Analyst® in 1998. The Analyst® is a bench-top centrifugal clinical chemistry analyzer. The Analyst® utilizes a consumable rotor that contains dry prepackaged reagents. The Analyst® spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510K cleared by the FDA for the human medical market and two types of rotors that are exclusively sold for the veterinary market. The Analyst® instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories. Hemagen’s blood chemistry and Analyst® system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

During fiscal 2008, the Company launched the Analyst® III, the redesigned version of the Analyst® Benchtop Clinical Chemistry System. The company signed a Development Agreement with a third party to redesign the instrument based on the Analyst® technology, and the instrument is being manufactured by the third party under a supply agreement.

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

Immunofluorescence

Hemagen’s immunofluorescence tests are manufactured using several procedures with the most common being mammalian cells grown on microscope slides treated with disease-producing organisms (viral or bacterial). Serum from a patient is placed in contact with the infected cells on the slides. If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism. A chemical reagent is added to the slide that binds to the organism and the antibody, if present and detectable. When the slide is illuminated with light at a specific wavelength in a fluorescent microscope, the chemically-treated cells will appear with a specific fluorescent pattern, indicating a positive test result. If the patient does not have detectable quantities of the appropriate antibody, no fluorescence will appear producing a negative test result.

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

Current Products

Analyst® System Products

Hemagen currently markets four FDA 510(k) cleared rotor types for use on the Analyst® clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells four rotors specifically designed for the veterinary marketplace: VET-16, VetFlex7, VetFlex and T4 rotors.

Immunofluorescence or “IFA” Products

Hemagen’s immunofluorescence products consist primarily of diagnostic assays for infectious diseases and several products for autoimmune diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories worldwide. There are currently 15 kits sold in the immunofluorescence format.

Hemagen’s immunofluorescence products are used to aid in the diagnosis of the following diseases:

Cytomegalovirus	Herpes simplex
SLE (Lupus)	German Measles
Connective Tissue Diseases	Chicken Pox
Primary Bilary Cirrhosis	Epstein-Barr virus (Mononucleosis)
Toxoplasmosis	Chlamydia
Syphilis	Measles
RSV	Mumps
Autoimmune Diseases

ELISA Assays

Hemagen develops, manufactures and markets ELISA test kits for the detection of disease. Along with the immunofluorescence and hemagglutination assays, Hemagen’s ELISA kits test for specific antibodies. The quantitative or semi-quantitative test results give useful information about the stage and prevalence of a particular disease. ELISA tests are widely used by large laboratories, due to their ready adaptability to automation and high volume testing. Hemagen’s autoimmune and infectious disease ELISA kits are used in the diagnosis of the following diseases:

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
Varicella Zoster Infections (Chicken Pox & Shingles)

Hemagen has also developed specialized assays for quantitative analysis of the acute phase markers, specifically, C-Reactive Protein and Serum Amyloid A. These are believed to be important in the detection and prediction of inflammatory events associated with several diseases, including Systemic Lupus, Rheumatoid Arthritis, and Myocardial Infarction.

Hemagen also offers ELISA & Hemagglutination screening assays, capable of verifying the presence of as many as six analytes in a single test. This is a useful tool in a patient’s initial assessment. For example, if an individual’s autoimmune screen 6 test is positive, individual marker kits are then used to differentially diagnose the particular rheumatoid disease. To better serve customers’ needs, most of the reagents for these kits are offered in both lyophilized and liquid-stable formats.

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

Distribution and Marketing

General

In the United States, Hemagen sells its products directly and through distributors to clinical laboratories, hospitals, veterinary offices and research organizations, among other places. Internationally, Hemagen sells its products primarily through distributors and its wholly-owned subsidiary in Brazil. Hemagen grants both exclusive and non-exclusive distributorships, which generally cover limited geographic areas and specific test kits. Hemagen has relationships with over 30 distributors in various countries worldwide.

Hemagen markets its Virgo® product line in South America through its wholly owned subsidiary, Hemagen Diagnosticos Comerico, Importacao e Exportacao, Ltda, (“HDC”) in Sao Paulo, Brazil. Hemagen also engages numerous distributors throughout South America. HDC maintains a fully staffed sales, marketing, distribution, warehouse and administrative office. In fiscal years 2008, and 2007, Hemagen derived product sales through HDC of $2,494,000 and $1,371,000 respectively, which represents 39% and 31% of Hemagen’s total sales from continuing operations, respectively.

Products Under Development

Hemagen spent approximately $147,000 and $28,000 on research and development for the fiscal years ended September 30, 2008, and 2007, respectively. These numbers do not reflect research and development costs associated with the discontinued operations. Research and development costs for the discontinued portion of the operation were $2,000 and $271,000 for the fiscal years ended September 30, 2008 and 2007, respectively. Such research and development is focused on:

•

Activities related to upgrades to the Analyst instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

•	Developing and enhancing IFA kits

Manufacturing and Sources of Supply

Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst® and Endochek consumables at its Columbia, Maryland facility. The Analyst® and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Certain of these antigens and reagents are from single suppliers. The Company attempts to mitigate such risk from these single suppliers by maintaining an adequate supply of inventory and/or backup suppliers. If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus could have a material adverse effect on the business, financial condition, and results of operation. Certain reagents used in Hemagen’s test kits are manufactured at Hemagen’s facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen’s products are manufactured under the Quality System Regulation as defined by the FDA.

Most components used in Hemagen’s products are available from multiple sources. The outsourced manufacturing of the Analyst® instrument can be obtained from multiple sources while the manufacturing of the Endochek is sole sourced. Hemagen does not consider the dependence on a sole source for the Endochek a business risk for Hemagen because the Analyst® instrument is a viable alternative to the Endochek. The chemistry tablets that are used in the Analyst® rotors are manufactured for the Company pursuant to a manufacturing agreement with another diagnostics manufacturing company that has been a reliable vendor for the Company for over nine years. This company is a sole source for the tablets today. The Company continues to consider other potential vendors or alternative vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets used in the Analyst® product line.

Government Regulation

Hemagen’s manufacturing, distribution and marketing of diagnostic test kits is subject to a number of both domestic and international regulatory controls. In the United States, Hemagen’s production and marketing activities are subject to regulation by the FDA, under the authority of the Federal Food, Drug, and Cosmetic Act, as amended.

These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submission process, either the 510(k) process or the Pre-market Approval (PMA) process. When a 510(k) process is used, Hemagen is required to demonstrate that the product is “substantially equivalent” to another product in commercial distribution. Under the 510(k) process, Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process that involves a lengthier and more burdensome process.

Hemagen is required to register with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA’s Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. The most recent inspections by the FDA were in May 2006 for the Columbia, MD facility. The results of those inspections can be reviewed at www.fda.gov., the content of which is not incorporated herein. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in compliance with all such regulations.

In January 2004, the Company received CE certification thereby allowing the Company to sell certain of its registered products in the European Community. The Company plans to obtain ISO 13485 certification in order to market additional products in the European Community and Canada.

Competition

The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related sales, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and have marketing and business organizations that are substantially greater in size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, Heska Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, INOVA Diagnostics, Inc., The Binding Site Ltd. and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

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

Patents and Proprietary Rights

Hemagen protects its technology primarily as trade secrets rather than relying on patents, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. In addition, Hemagen relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that Hemagen’s efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. In the future, Hemagen may apply for patent protection for certain of its technologies when management believes such protection would be beneficial to Hemagen. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for Hemagen’s technology.

Employees

As of September 30, 2008, Hemagen had thirty-two full-time employees and two employees working on a contractual basis. Eighteen employees are in sales, marketing, general and administrative activities and sixteen (including contractual personnel) are involved in production activities.

None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

Item 2.	Description of Property.

Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. The company plans to reduce the space it utilizes in the Columbia, MD facility to 20,100 square feet by June 30, 2009 and has received a commitment from the landlord to subsidize $154,400 in the form of a tenant improvement allowance. Under the Columbia lease, which was recently extended through June 30, 2012, Hemagen will pay approximately $206,000 per year in rent for the upcoming fiscal year.

Hemagen’s subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil. The lease, which expired on June 30, 2006, has been extended without a definitive stated term. Either party can terminate with 60 days notice. This subsidiary paid approximately $75,000 per year in rent for this space. Management is currently seeking to relocate to a less expensive, and more efficient and effective space.

Management believes that all of the properties are adequately insured.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB.” On November 18, 2008, the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.05 and $0.18 per share, respectively.

For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during fiscal 2008 and 2007. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008
First Quarter	$0.25	$0.16
Second Quarter	$0.19	$0.13
Third Quarter	$0.25	$0.11
Fourth Quarter	$0.24	$0.10
Fiscal 2007
First Quarter	$0.34	$0.20
Second Quarter	$0.30	$0.22
Third Quarter	$0.26	$0.19
Fourth Quarter	$0.24	$0.16

As of November 21, 2008, there were 168 holders of record of Hemagen’s Common Stock, which Hemagen believes represents approximately 1,496 beneficial owners.

Dividends

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Refer to “Forward Looking Statements” following the Index in the front of this Form 10-KSB.

Overview

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and for assessing general health conditions. Hemagen has approximately 68 different test kits available that are 510(K) cleared for sale in the United States by the FDA, as well as other products that are not required to be FDA cleared that it sells.

During the year, Hemagen sold the assets of its wholly-owned subsidiary, Reagents Applications Inc., a clinical chemistry reagent manufacturing business located in San Diego, CA. The sale was consummated on October 8, 2007. The Company’s decision to sell the assets of Reagents Applications Inc. was made after careful consideration of an offer received for the business, and after considering the resources required to operate the business, the challenges associated with the geographic location, the size of the business and the opportunity to develop its other product lines.

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability. There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, cash flow from operations, the cash on hand at September 30, 2008 and its line of credit availability will be sufficient to finance its operations for fiscal 2009. See the “Recent Developments” section on page 3.

At September 30, 2008, Hemagen had $98,799 of unrestricted cash, trade accounts receivable (net) of $866,306, a negative working deficit of $2,225,607 and a current ratio of .6 to 1.0. Included in the calculations of working capital and the current ratio is approximately $3,979,000 of subordinated debt which is due on September 30, 2009. During the upcoming fiscal year, the company expects to restructure the debt by, among other things, extending the maturity date of the notes representing such debt, but no assurances can be made in this regard. Excluding the subordinated debt in the calculation of working capital, which assumes that it is restructured successfully, results in working capital of $1,753,393 and a current ratio of 2.1 to 1.0.

Hemagen has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. The line of credit matures on March 31, 2009 and the Company expects to renew the line at that time. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.

Off-Balance Sheet Arrangements

Hemagen has no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Revenues from continuing operations for fiscal 2008 increased approximately $1,888,000 (42%) to approximately $6,375,000 from approximately $4,487,000 for fiscal 2007. The overall increase in sales resulted from approximately $878,000 of increased sales in the Company’s Analyst® Equipment, an increase of approximately $1,046,000 in the Company’s autoimmune and infectious disease line, and a decrease of approximately $45,000 in the Company’s Endocheck product line.

Sales of the Analyst® Clinical Chemistry Analyzer product line were $878,000 higher than the prior year due to the launch of the new Analyst® III Clinical Chemistry Analyzer line during the last quarter of 2007. The Company expects to see increased growth in revenue as a result of increased Analyst® system sales.

Revenues in the autoimmune and infectious disease line increased by approximately $1,046,000. This increase is the direct result of an initiative taken to place automated lab equipment in large labs that would drive the sales of the consumables. The Company also relaunched its ENA autoimmune product, which is primarily used in Brazil.

Revenues decreased by approximately by approximately $45,000 in the Endocheck product line. The Company expects to see a continuous decline in this area as we continue to try to convert existing Endocheck customers over to the new Analyst® III systems.

The Company believes it will be able to continue increasing its revenues by increasing shipments of the new Analyst® III instrument and other related lab system components and related consumables, by re-launching its Autoimmune EIA kits, and by increasing the sale of its IFA products due to the decision to place automated IFA equipment in large labs. The Company is focused on increasing the product offering and increasing its sales force in order to attract more customers, as well as to increase business with current customers, however, Hemagen can give no assurance that it will be able to increase revenues in the future.

Cost of product sales from continuing operations increased approximately $997,000 (38%) to approximately $3,603,000 in fiscal 2008 from approximately $2,606,000 in fiscal 2007 due to an overall increase in sales volume. Gross margins from continuing operations for fiscal year 2008 were 43% as compared to 42% in fiscal year 2007. The gross margins from continuing operations increased 1% in fiscal 2008 primarily as a result of reduced manufacturing labor related expenses.

Selling, general and administrative expenses from continuing operations increased by approximately $495,000 during fiscal 2008 to approximately $2,507,000 from approximately $2,012,000 in fiscal 2007. Expenses contributing to this overall increase included increased expense for trade show activity during 2008 of approximately $158,000, increased sales personnel expense in the Analyst® division of approximately $86,000, increased depreciation expense of approximately $72,000 for automated lab equipment purchased during the year for use in Brazil, increased facility expenses of approximately $32,000, and increased bad debt expense of approximately $70,000, combined with an overall increase in costs of approximately $106,000 or 19% of Brazil SG&A due to the currency fluctuations of the Brazilian Real. The average monthly exchange rate during fiscal 2007 was 2.04, compared to the average monthly exchange rate of 1.71 during fiscal 2008.

Research and development expenses from continuing operations for fiscal 2008 increased approximately $119,000 (425%) to approximately $147,000 from $28,000, in the previous year. Most of this increase relates to development work related to the Analyst® business.

For the fiscal year 2008, Hemagen had operating income from continuing operations of approximately $130,000 as compared to a $159,000 loss for the previous fiscal year. This increase of $288,000 in operating income is the result of increased revenues combined with a slightly higher margin in 2008.

Interest expense (net) for fiscal 2008 decreased by approximately $22,000 to $376,000 in 2008 from $401,000 in the prior year. This reduction in net interest expense was attributable to an increase in interest income generated from the note receivable of approximately $60,000 offset by an increase in interest expense related to notes for the purchase of the automated lab equipment in Brazil as well as increased interest due on the outstanding amounts of the line of credit.

During fiscal 2007, the company made the decision that a previous accrual that had been carried on the books during prior years was no longer deemed payable and therefore it was reversed. This transaction generated approximately $301,000 of other income for fiscal 2007.

In the current fiscal year, the Company had approximately $129,000 of income tax expense as compared to $48,000 in fiscal year 2007. All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

The income (loss) reported from discontinued operations of the Raichem division was approximately $801,000 compared to a $538,000 loss in the prior year. The current year income included approximately $1,095,000 gain on the sale of the Raichem division.

Net income for fiscal 2008 increased by approximately $1,277,000 to $427,000 of net income compared to a net loss of approximately $850,000 in the previous year. The majority of the increase is attributable to the (net) gain on of approximately $800,000 from the sale of its subsidiary Reagent Applications, Inc. and the increase in gross margin during fiscal 2008 of approximately $764,000 offset by increased expenses relating to trade show activity, deprecation, payroll and the fluctuations of the Brazilian Real.

Liquidity and Capital Resources

At September 30, 2008, Hemagen had $98,799 of unrestricted cash, working deficit of $2,225,607 and a current ratio of .6 to 1.0. Included in the calculation of working capital and the current ratio is approximately $3,979,000 of subordinated debt which is due on September 30, 2009. During the upcoming fiscal year, the Company expects to restructure the debt by, amount other things, extending the maturity date of the notes representing such debt, but no assurances can be made in this regard. Excluding the subordinated debt in the calculation of working capital, which assumes that it is restructured successfully, results in working capital of $1,753,393 and a current ratio of 2.1 to 1.0. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.

Hemagen has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%. As of September 30, 2008 and December 16, 2008, the Company had $500,000 as outstanding borrowings on the line of credit.

During fiscal 2008, Hemagen had capital expenditures of approximately $607,000, primarily for the purchase of automated lab equipment for use in Brazil. Hemagen Brazil financed approximately $238,000 of these expenditures during 2008 with bank notes secured by Brazilian receivables.

Cash provided by operating activities was approximately $265,000, cash used by investing activities was approximately $185,000 and cash provided from financing activities generated approximately $39,000 of cash. The effect of exchange rates on cash in fiscal year 2008 resulted in a negative adjustment of approximately $27,000.

Hemagen believes that cash flow from operations and cash on hand at September 30, 2008 will be sufficient to finance its operations for fiscal 2009. The line of credit matures on March 31, 2009, and the Company expects to renew the line at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.

On September 30, 2009, Hemagen’s Senior Subordinated Secured Convertible Notes outstanding in the amount of $4,049,850 become due and payable. Hemagen does not have sufficient cash to repay these Notes and therefore expects to restructure the debt by, amount other things, extending the maturity date of the notes. However, Hemagen can give no assurances that it will be able to refinance or repay these notes.

Fiscal 2008 compared to Fiscal 2007

Hemagen provided $265,000 of cash in its operating activities during fiscal 2008 compared to using $482,000 in cash in its operating activities in fiscal 2007. The cash provided from the change in operating assets and liabilities was approximately $460,000 in fiscal 2008 compared to $260,000 during fiscal 2007. A large portion of the operating cash provided during the year was generated from the sale of inventory from the Company’s subsidiary in San Diego, which had been sold. (The purchaser of Reagents Applications, Inc. signed an inventory agreement agreeing to continue to buy inventory for a period of eighteen months subsequent to the sale.)

Cash used by investing activities totaled approximately $185,000 in fiscal 2008, as compared to approximately $51,000 in fiscal 2007. The increase in cash utilized in fiscal 2008 was mainly attributable to the purchase of property and equipment. The majority of this purchase was for automated lab equipment for the Brazil operations. The Company also received principal payments in the amount of $175,000 against its note receivable during fiscal 2008.

Cash provided by financing activities totaled approximately $39,000 in fiscal 2008 as compared to $340,000 provided in fiscal 2007. The cash generated during the current year represents an additional $160,000 of borrowings on the Company’s line of credit facility during 2008, offset by note payments to the Brazilian Itau bank. These notes were established to finance the purchase of lab equipment used in Brazil.

New Accounting Pronouncements

Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair values , established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company does not expect the adoption of FAS 157 to significantly affect its consolidated financial condition of results of operations.

Financial Accounting Standards No 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115”, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the items fair value must be report as unrealized gains and losses in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to significantly affect its consolidated financial condition or results of operations.

Staff Accounting Bulletin No. 108 (“SAB 108”). In September 2006, the Securities and Exchange Commission (“SEC”) released SAB 108 to address diversity in practice regarding consideration of the effects of prior year’s errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if a correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal 2007. The adoption of SAB 108 did not materially affect the Company’s consolidated financial statements.

SFAS No. 141(R), “Business Combinations–a Replacement of FASB Statement No. 141” (SFAS No. 141 (R)) In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring of cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 141 to significantly affect its consolidated financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an Amendment of ARB No. 51” (SFAS No. 160) In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company does not expect the adoption of SFAS 160 to significantly affect its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will ascertain its impact, if any, during the three-month period ending March 31, 2009.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of FASB Statement No. 133” (SFAS No. 161) During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. The Company is currently evaluating the impact, if any, of adopting SFAS 161.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162) In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

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

We believe the following critical accounting policies and estimates have the greatest impact on the preparation of our consolidated financial statements:

Revenue Recognition

The Company manufactures and markets a broad offering of in vitro diagnostic products and services which currently include: (1) reagents and consumables for general chemistry analyzers; (2) medical diagnostic test kits; (3) medical diagnostic instruments; and (4) maintenance services. Reagents and consumables, in addition to medical test kits, represent the largest portion of our sales. Revenues from reagents and consumables and test kits are recognized when the product is shipped, all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible.

Instruments are usually sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer. Instrument revenue is recognized upon shipment, when all contractual obligations have been satisfied and it is reasonably assured that the resulting receivable is collectible.

Revenues under product service contracts, which are generally for one year or less, are recognized ratably over the term of the contract, based on the relative fair value of the contracts.

Accounts Receivable

The majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any accounts outstanding longer than the contractual payment terms are considered past due. We maintain allowances for doubtful accounts based on a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual amounts collectible could vary from our estimates and affect our operating results.

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

Item 7.	Financial Statements.

See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 13, 2007, the Audit Committee of the Board of Directors dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm. On that same date, the Audit Committee engaged Stegman and Company (the “New Auditor”) as the Company’s independent registered public accounting firm effective September 13, 2007. Grant Thornton’s report on the Company’s financial statements for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Grant Thornton, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter in connection with its report. During the Company’s two most recent fiscal years and the subsequent interim period preceding Grant Thornton’s dismissal, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)). During the two most recent fiscal years and the interim period prior to engaging the New Auditor, neither the Company nor anyone on its behalf consulted the New Auditor regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event (as defined in Regulation S-B Item 304(a)(1)). The Company requested that Grant Thornton furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated September 18, 2007, was filed as Exhibit 16 to the Form 8-K filed on September 18, 2007.

Item 8A(T). Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor concurs with management’s assessment that these limitations represent a material weakness in internal control over financial reporting. Management will continue to evaluate this segregation of duties issue. The Company has worked over the past year and has documented these internal controls. As a result of management’s evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective. This material weakness has not been remediated.

The internal control report is included in this Annual Report on Form 10-KSB filed herewith, under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Executive Officers and Directors

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act.

The following table presents information regarding the Directors of the registrant.

Dr. Alan S. Cohen Director Since 1993 Term Expires 2009 Age: 82

Dr. Cohen has served as a Director of Hemagen since its inception. Dr. Cohen has been a Professor of Medicine at Boston University School of Medicine since 1968 and a Professor of Pharmacology since 1974. He is currently Distinguished Professor of Medicine (E). Dr. Cohen is Editor-in-Chief of AMYLOID. The Journal of Protein Folding Disorders. Dr. Cohen served as the Director of the Arthritis Center of Boston University from 1976 to 1994. From 1973 to 1992, Dr. Cohen served as Chief of Medicine of Boston City Hospital. Dr. Cohen is a past president of the American College of Rheumatology. Dr. Cohen received his Bachelor of Arts degree from Harvard College and his M.D. degree from the Boston University School of Medicine.

Richard Edwards Director Since 2003 Term Expires 2009 Age: 49

Mr. Edwards has served as the Chief Financial Officer of TrustAtlantic Financial Corporation since 2006. Prior to joining TrustAtlantic, he served as Chief Financial Officer of Square 1 Financial Inc., a privately held bank holding company, from August 2005 to September 2006. Prior to joining Square 1 Financial, he served as Chief Financial Officer of Capital Bank Corporation, a publicly traded bank holding company, from April 2004 to August 2005. He served as Senior Vice President and the Chief Accounting Officer of National Commerce Financial Corporation, a NYSE traded bank holding company, from July 2002 to April 2004. From January 2001 to July 2002, Mr. Edwards was the Chief Financial Officer of New South Bancshares, Inc. He spent eight years in various senior financial roles with Bank of America prior to January 2001 and eight years in public accounting with Ernst & Young prior to that. Mr. Edwards earned a B.S. degree in accounting from the University of Illinois and is a member of the AICPA. Mr. Edwards notified management of his intention to not stand for reelection at the 2009 Annual Meeting.

William P. Hales Director since 1999 Term Expires 2010 Age: 46

William P. Hales has been a Director of Hemagen and its President since October 1, 1999 and its Chairman of the Board of Directors since February 2004. Mr. Hales has served as Hemagen’s CEO since 2002. From 1997 to January 2001. Mr. Hales was an Investment Banker and Advisor with Jesup & Lamont Securities Corporation, an investment banking and brokerage firm. Prior to that, Mr. Hales spent six years in public accounting with Ernst & Young and Coopers & Lybrand advising clients on both audit and management consulting.

Edward T. Lutz Director since 2004 Term Expires 2010 Age: 62

Mr. Lutz has been the President and CEO of Lutz Advisors, Inc. since 2001. Prior to that Mr. Lutz served Tucker Anthony Sutro Capital Markets within the Investment Banking Group focusing on the bank and thrift industry. He has over thirty-five years experience in bank regulation, mergers and acquisitions of troubled financial institutions, strategic planning and structuring financial transactions. Over the last 13 years he has specialized in investment banking and consulting to bank and thrift institutions. Mr. Lutz was a member of the board of directors of Union State Bank (NYSE) and U.S.B Holding Bank. Mr. Lutz earned his B.A. in Economics from Hofsta University and his M.B.A in Finance from American University.

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	46	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson	43	Controller, Principal Financial and Accounting Officer

Our Directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Audit Committee

The Audit Committee is comprised of Richard W. Edwards (Chairman), Edward T. Lutz, and William P. Hales. The Board of Directors has determined that each of Mr. Edwards and Mr. Lutz meet the standards for independence provided under the Sarbanes-Oxley Act of 2002. All members meet standards of financial literacy. The Board has also determined that each of Mr. Edwards and Mr. Lutz qualify as an audit committee financial expert as defined in regulations adopted by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires Hemagen’s executive officers, Directors and persons who own more than 10% of a registered class of Hemagen’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of reports received by it, and upon written representations from the reporting persons, Hemagen believes that during the last fiscal year, all of its executive officers, Directors and 10% shareholders complied with Section 16 reporting with the exception that Mrs. Davidson filed one late ownership report with respect to one transaction.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies to all of our Directors, officers and employees. The Code of Ethics was filed with the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003, a copy of which is available to any person without charge upon request to the Secretary.

Item 10.	Summary Compensation Table.

SUMMARY COMPENSATION TABLE

The following sets forth compensation paid, earned or awarded to the CEO and the other most highly paid executive officers during the last two fiscal years ended September 30:

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
William P. Hales	2008	172,500		—	—	—	—	—	41,124	(1)	213,624
	2007	172,500		—	—	—	—	—	38,743	(2)	211,243
Catherine M. Davidson	2008	115,000		5,000		1,187			2,000	(4)	123,187
	2007	50,570	(3)	—	—	4,440	—	—	1,161	(5)	56,171

(1)

Represents $26,760 in provision for the use of a company apartment $8,364 for a leased car and $6,000 estimated for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2008.

(2)

Represents $26,760 in provision for the use of a company apartment, and $8,364 for a leased car and $3,619 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2007.

(3)	Represents salary paid for fiscal 2007. Mrs. Davidson started with the company in April 2007.

(4)	Represents Company’s estimated contributions in the Employee Stock Ownership plan for plan year ending September 2008.

(5)	Represents Company’s contributions in the Employee Stock Ownership plan for year ending September 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William P. Hales	1,630,148 250,000	— —	— —	1.36 .20	09/30/2009 10/25/2015	— —	— —	— —	— —
Catherine M. Davidson	7,000 —	28,000 10,000	— —	.22 .19	04/23/2012 01/10/2013	— —	— —	— —	— —

Director Compensation

Non-employee Directors are paid $3,500 per quarter. Such compensation is paid as follows; $2,000 of the compensation per quarter is invested in Hemagen’s common stock in open market purchases under a Rule 10b5-1 Stock Purchase Plan. The remaining $1,500 per quarter is paid in cash. Non-employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term. In addition, Non-employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position. Commencing October 1, 2008 the Director’s quarterly compensation plan was changed. The Director’s will now receive a cash payment of $2,500 and 5,000 shares of Hemagen stock each quarter.

Prior to fiscal year 2006, the options awarded to Directors were issued pursuant to the 2000 Directors’ Stock Option Plan. Options previously awarded under the 2000 Directors’ Stock Option Plan had an exercise price equal to the fair market value of the underlying shares on the date of the grant, and will expire ten years from the date of the grant. In fiscal year 2007, the stockholders approved the 2007 Stock Incentive Plan, which authorizes the issuance of option awards to Directors; however, no options were awarded to Directors pursuant to this plan during fiscal year 2007. Consequently, options that would have been awarded in fiscal 2005 and fiscal 2006 to each Director but for the expiration of the Directors’ Stock Option Plan and options that are authorized to be awarded to each Director in 2007 pursuant to the 2007 Stock Incentive Plan were accrued and awarded to the Directors in fiscal year 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan S. Cohen	6,000	8,000	5,117	—	—	—	19,117
Richard W. Edwards	6,000	8,000	5,117	—	—	—	19,117
Edward T. Lutz	6,000	8,000	5,137	—	—		19,137

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of November 21, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our Directors and named executive officers, and all of our Directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner		Percent of Class
Common Stock	William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	3,740,692	(1)	20.7%
Common Stock	Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	(2)	7.4%
Common Stock	Dr. Alan Cohen Director 54 Winston Rd. Newtown, MA 02459	348,074	(3)	1.9%
Common Stock	Richard W. Edwards Director 9316 Teton Pines Way Raleigh, NC 27617	168,712	(4)	0.9%
Common Stock	Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	168,434	(5)	0.9%
Common Stock	Catherine M. Davidson Controller, Principal Financial and Accounting Officer 9033 Red Branch Road Columbia, MD 21045	46,698	(6)	0.3%
Common Stock	All Directors and Executive Officers as a Group	4,472,610		24.8%

(1)

Includes 1,880,148 shares issuable upon the exercise of options within 60 days, senior subordinated secured convertible notes convertible into 691,600 shares of common stock within 60 days and 35,494 shares in the employee ESOP plan as of the plan year ending September 30, 2007.

(2)	Based on Mr. Rothchild’s most recent ownership report filed with the SEC.

(3)	Includes 75,000 shares issuable upon the exercise of options within 60 days and 1,528 undistributed shares in Directors’ 10b5-1 Plan.

(4)

Amounts include 4,500 shares held jointly with spouse, 3,100 owned by a family member over which Mr. Edwards has joint investment authority, 99,584 shares held directly, and 1,528 undistributed shares in Directors’ 10b5-1 Plan. Includes options to purchase 60,000 shares exercisable within 60 days.

(5)	Includes 55,000 shares issuable upon the exercise of options within 60 days and 1,528 undistributed shares in Directors’ 10b5-1 Plan

(6)

Share ownership includes an unvested option to purchase 38,000 shares, 7,000 shares issuable upon the exercise of options within 60 days and 1,698 shares in the employee ESOP plan as of the plan year ending September 30, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,464,014	(1)	$1.05	1,858,000	(2)
Equity compensation plans not approved by security holders

Total	2,464,014	(1)	$1.05	1,858,000	(2)

1.

Amount includes 1,732,014 options for the purchase of common stock approved by the shareholders in conjunction with the consent solicitation which resulted in the replacement of certain former members of the Company’s senior management and Board of Directors on September 30, 1999, 522,000 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001, 90,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors’ Stock Option Plan approved by the shareholders on April 25, 2000, and 120,000 option for purchases of common stock pursuant to the Company’s 2007 Stock Option Plan approved by the shareholders on April 24, 2007 that have been issued as of September 30, 2008.

2.

Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan and the 2007 Stock Option plan that have not been issued as of as of September 30, 2008.

Item 12.	Certain Relationships and Related Transactions, and Directors Independence.

Director Independence

In accordance with NASDAQ rules, the Board of Directors affirmatively determines the independence of each director and nominee for election as a director. Edward T. Lutz, Dr. Alan S. Cohen and Richard W. Edwards, who comprise a majority of the Board of Directors, are “independent” directors as independence is defined by the applicable rules of NASDAQ and the Securities and Exchange Commission.

Item 13.	Exhibits.

(a)(1) and (2) Financial Statements and Schedules

(a)(3) Exhibit List.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (Incorporated by reference to Registration Statement No. 33-52686-B)

3.2	Bylaws (Incorporated by reference to Registration Statement No. 33-52686-B)

4.1	Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on February 10, 1999)

4.2	Rights Agreement dated January 27, 1999 (Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on February 10, 1999)

4.3	First Amendment to the Rights Agreement dated September 30, 1999 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000)

10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2005)

10.25	Settlement agreement dated September 30, 1999 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 7, 1999)

10.29	Form of 8% Senior Subordinated Secured Convertible Note (Incorporated by reference Hemagen’s Registration Statement No. No. 333-40606 filed on Form S-3 filed with the Commission on June 30, 2000)

10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000)

10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001)

10.33*	2000 Directors’ Stock Option Plan (Filed herewith)

10.35*	2001 Stock Option Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on January 29, 2001)

10.40

Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002)

10.42*	Directors Rule 10b5-1 Stock Purchase Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.44*	Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.45*	Trust Agreement for the Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.52	Form of 8% Senior Subordinated Secured Convertible Note dated September 30, 2004 (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2005)

10.60*	2007 Incentive Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on March 21, 2007)

10.65	Third Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 12, 2007)

10.70

Asset Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.75	Promissory Note between Hemagen Diagnostics, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.80

Inventory Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

14	Code of Ethics Policy (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

16	Letter from Grant Thornton LLP to the Commission (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 18, 2007)

23.1	Consent of Stegman and Company (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

*	Management compensatory contracts.

Hemagen will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Meridian’s reasonable expenses in furnishing such exhibit.

Item 14.	Principal Accountant Fees and Services.

Hemagen’s independent public accountants are Stegman and Company. Stegman and Company has served in that capacity since fiscal year 2007. Aggregate fees billed to Hemagen in fiscal 2008 by its principal accountants, Stegman and Company and in fiscal 2007 by its principal accountants first, Grant Thornton LLP and then later, Stegman and Company were:

	2007		2008
Audit fees and SAS 100 quarterly review related fees	$143,600		$58,803
Audit- related Fees	$0		$0
Tax Fees	$13,075	(a)	$11,000	(a)
All Other Fees	$0		$0

	$111,375		$69,803

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees. Audit services of Stegman and Company for fiscal 2008 and 2007 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission. During fiscal year 2007, Grant Thornton LLP performed the quarterly reviews for the first three quarters of the year and provided a consent on the audited financial statements for fiscal 2007.

Tax Fees. Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees. This represents fees charged by Stegman and Company for permissable services other than those described under “Audit Fees” and “Tax Fees” for the 2008 and 2007 fiscal years, including fees for various planning matters.

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

HEMAGEN DIAGNOSTICS, INC.

Date: December 19, 2008	By:	/s/ William P. Hales
William P. Hales, President &
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ William P. Hales William P. Hales	President and Chief Executive Officer, Director	December 19, 2008

/s/ Alan S. Cohen Alan S. Cohen, M.D.	Director	December 19, 2008

/s/ Richard W. Edwards Richard W. Edwards	Director	December 19, 2008

/s/ Edward T. Lutz Edward T. Lutz	Director	December 19, 2008

/s/ Catherine M. Davidson Catherine M. Davidson	Principal Financial Officer and Principal Accounting Officer	December 19, 2008

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and the Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting can only provide reasonable, but not absolute assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In assessing the internal controls, management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, management acknowledges a material weakness in internal control over financial reporting. As a result, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective. This material weakness has not been remediated.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ William P. Hales
William P. Hales President and Chief Executive Officer December 19, 2008

/s/ Catherine M. Davidson
Catherine M. Davidson Principal Financial Officer December 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Hemagen Diagnostics, Inc.

We have audited the consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Hemagen Diagnostics, Inc. is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the consolidated results of their operations and comprehensive income and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman and Company

Baltimore, Maryland December 17, 2008

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$98,799	$6,592
Accounts Receivable, less allowance for doubtful accounts of $62,485 and $51,316 at September 30, 2008 and 2007, respectively	866,306	1,000,652
Inventories, net	2,037,049	2,554,881
Current Portion of Note Receivable	210,000	—
Prepaid expenses and other current assets	304,038	250,435
Assets Held for Sale	—	5,183

Total current assets	3,516,192	3,817,743

PROPERTY AND EQUIPMENT; net of accumulated Depreciation and amortization of $5,970,504 and $5,883,861 at September 30, 2008 and 2007, respectively	697,071	221,990
OTHER ASSETS:
Long term portion of Note Receivable	455,000	—
Other Assets	98,057	95,358

Total other assets	553,057	95,358

Total Assets	$4,766,320	$4,135,091

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,127,599	$1,332,302
Revolving line of credit	500,000	340,000
Deferred revenue	102,680	17,691
Note payable – Itau Bank	32,257	16,388
Senior subordinated secured convertible notes, net of unamortized discount of $70,587	3,979,263	—

Total current liabilities	5,741,799	1,706,381

LONG-TERM LIABILITIES:
Note payable – Itau Bank, net of current portion	119,466	18,200
Senior subordinated secured convertible notes, net of unamortized discount of $143,575	—	3,906,275

Total Long-Term Liabilities	119,466	3,924,475

Total liabilities	5,861,265	5,630,856
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 30,000,000 shares authorized; 15,325,281 shares issued and outstanding at September 30, 2008 and 2007, respectively	153,252	153,252
Additional paid-in capital	22,867,507	22,842,290
Accumulated deficit	(23,925,977)	(24,353,140)
Less treasury stock at cost; 100,000 shares at September 30, 2008 and 2007, respectively	(89,637)	(89,637)
Accumulated other comprehensive loss - currency translation loss	(100,090)	(48,530)

Total stockholders’ deficit	(1,094,945)	(1,495,765)

Total liabilities and stockholders’ deficit	$4,766,320	$4,135,091

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Years Ended September 30, 2008 and 2007

	2008	2007
Net sales	$6,374,799	$4,487,236
Cost of sales	3,602,666	2,606,122

Gross Profit	2,772,133	1,881,114
Operating Expenses:
Selling, general and administrative	2,507,351	2,011,733
Research and development	146,748	28,221

Total operating expenses	2,654,099	2,039,954

Total operating income (loss) from continuing operations	118,034	(158,840)
Other income (expenses)
Interest expense, (net), including $72,988 and $65,710, of debt discount amortization for the periods ending September 30, 2008 and 2007, respectively	(375,671)	(401,463)
Reversal of accrued royalty liability	—	300,556
Other income (expense)	13,609	(4,546)

Total other expense	(362,062)	(105,453)

Net loss, before income taxes, from continuing operations	(244,028)	(264,293)
Income tax expense	(129,333)	(47,515)

Net loss, from continuing operations	(373,361)	(311,808)
Income (loss), from Discontinued Operations	800,524	(538,123)

Net (loss) income	$427,163	$(849,931)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(51,560)	$55,797

Other comprehensive income (loss)	(51,560)	55,797

Comprehensive loss	$375,603	$(794,134)

Net (loss) per share, from continuing operations - Basic	$(0.02)	$(0.02)

Net (loss) per share, from continuing operations - Diluted	$(0.02)	$(0.02)

Net income (loss) per share, from discontinued operations - Basic	$0.05	$(0.04)

Net income (loss) per share, from discontinued operations - Diluted	$0.05	$(0.04)

Net income (loss) per share - Basic	$0.03	$(0.06)

Net income (loss) per share - Diluted	$0.03	$(0.06)

Weighted average common shares used in the calculation of net (loss) income per share - Basic	15,225,289	15,225,289

Weighted average common shares used in the calculation of net (loss) income per share - Diluted	15,229,834	15,225,289

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit
	Shares	Par Value				Shares	Cost
Balance at October 1, 2006	15,325,281	$153,252	$22,836,134	$(23,503,209)	$(104,327)	100,000	$(89,637)	$(707,787)
Net loss	—	—	—	(849,931)	—	—	—	(849,931)
Foreign exchange translation adjustment	—	—	—	—	55,797	—	—	55,797
Stock Based Compensation	—	—	6,156	—	—	—	—	6,156

Balance at September 30, 2007	15,325,281	$153,252	$22,842,290	$(24,353,140)	$(48,530)	100,000	$(89,637)	$(1,495,765)
Net income	—	—	—	427,163	—	—	—	427,163
Foreign exchange translation adjustment	—	—	—	—	(51,560)	—	—	(51,560)
Stock Based Compensation	—	—	25,217	—	—	—	—	25,217

Balance at September 30, 2008	15,325,281	$153,252	$22,867,507	$(23,925,977)	$(100,090)	100,000	$(89,637)	$(1,094,945)

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$427,163	$(849,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	107,552	36,016
Amortization of debt discount	72,988	65,710
Stock based compensation	25,217	6,156
Bad debt expense	15,847
Gain on the sale of assets	(843,632)	—
Changes in operating assets and liabilities:
Accounts receivable	118,499	2,721
Inventories	517,832	205,900
Prepaid expenses and other assets	(56,302)	(42,812)
Accounts payable and accrued liabilities	(204,703)	101,412
Deferred revenue	84,989	(7,413)

Net cash provided (used) in operating activities	265,450	(482,241)

Cash flows from investing activities
Purchase of property and equipment	(368,437)	(51,276)
Proceeds from the sale of assets	8,815	—
Payments received on Note Receivable	175,000	—

Net cash used by investing activities	(184,622)	(51,276)

Cash flows from financing activities
Net borrowings from revolving line of credit	160,000	340,000
Payments made on Itau Bank Note	(121,162)	—

Net cash provided by financing activities	38,838	340,000

Effect of exchange rates on cash and cash equivalents	(27,459)	49,446

Net increase (decrease) in cash and cash equivalents	92,207	(144,071)

Cash, beginning of year	6,592	150,663

Cash, end of year	$98,799	$6,592

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ending September 30, 2008 and 2007

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

NOTE 2 - FINANCIAL CONDITION

At September 30, 2008, Hemagen had $98,799 of unrestricted cash, negative working capital of $2,225,607 and a current ratio of .6 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4%.

Hemagen believes that cash flow from operations and cash on hand at September 30 will be sufficient to finance its operations for fiscal 2009. The line of credit matures on March 31, 2009 and the Company expects to renew the line at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations. Hemagen has no off-balance sheet financing arrangements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, it’s wholly owned subsidiaries, Reagents Applications, Inc. (“RAI”) and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash Equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company may have amounts in cash accounts in excess of federally-insured limits throughout the year.

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $62,485 and $51,316 on September 30, 2008 and 2007, respectively. The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. The Company had $526,716 and $599,836 of inventory reserves as of September 30, 2008 and 2007, respectively. The $526,716 reserve as of September 30, 2008 included approximately $330,000 of reserves related to old Analyst equipment and parts that are not expected to be utilized within the next twelve months.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Other Assets

Other assets, net at September 30, 2008 and 2007 consists of product registration certificates that are being amortized over their 5 year life, security deposits relating to the facilities that are being leased and the long term portion of the Note Receivable

Income Taxes

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

Assets Held for Sale

Assets held for sale as of September 30, 2007 represents the net book value of property and equipment that resided in the Company’s San Diego facility that were held for sale as of September 30, 2007. These assets were sold on October 8, 2007.

Revenue Recognition

Revenues from the sale of products are recognized when shipped, all contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenues from product service contracts, which are based on their relative fair value, are recognized ratably over the term of the contract. Losses are provided for at the time that management determines that contract costs will exceed related revenues. The portion of product service contracts not complete at the balance sheet date is included in deferred revenue.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock- Based Compensation

At September 30, 2008, options for the purchase of 2,464,014 shares of common stock with a weighted average exercise price of $1.05 were outstanding. During the twelve months ended September 30, 2008, options to purchase 247,000 shares at an exercise price of $.22 per share were granted. During the twelve months ended September 30, 2008, no options were exercised and 72,500 options expired or were forfeited.

Under SFAS No. 123R, we have elected to use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Period Ending September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	95% - 114%	82%
Risk-free interest rate	2.46% - 3.16%	4%
Expected life in years	5-10	5-10

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

As of September 30, 2008, there was $22,480 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 5 years. The options exercisable as of September 30, 2008 have no intrinsic value. All options granted have the same exercise price as the stock price on the date the options were granted.

Research and Development Costs

All costs incurred to research, design and develop products are considered research and development costs and are charged to expense as incurred.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred. Advertising expenses for fiscal 2008 and 2007 were $20,255 and $10,545, respectively.

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

NOTE 4 - RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $768,000 face value of the senior subordinated secured convertible notes due September 30, 2009. Refer to Note 11 for a description of the senior notes.

NOTE 5 - INVENTORIES

Inventories at September 30, consist of the following:

	2008	2007
Raw materials	$1,385,253	$1,510,204
Work-in-process	159,903	163,218
Finished goods	1,018,609	1,481,295

	2,563,765	3,154,717
Less reserves	(526,716)	(599,836)

Inventories, net	$2,037,049	$2,554,881

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consists of the following:

	2008	2007
Furniture and equipment	$6,591,249	$6,029,352
Leasehold improvements	76,326	76,499

	6,667,575	6,105,851
Less accumulated depreciation and amortization	(5,970,504)	(5,883,861)

Property and equipment, net	$697,071	$221,990

Depreciation and amortization expense relating to property and equipment was $107,552 and $36,016 for the years ended September 30, 2008 and 2007, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

	2008	2007
Accounts payable – trade	$735,516	$854,495
Accrued professional fees	28,129	80,280
Accrued vacation	98,412	130,137
Accrued other	265,542	267,390

Accounts payable and accrued liabilities	$1,127,599	$1,332,302

NOTE 8 - DEVELOPMENT AND LICENSE AGREEMENTS

In August 1998, the Company entered into an agreement under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture market and sell certain products. This agreement required quarterly royalty payments based on a percentage of sales of defined products through August 31, 2004.

In addition, the Company entered into a sublicense agreement whereby two license agreements related to certain Analyst® products, one of which expired in March 2000, were transferred to the Company. The remaining license agreement, which contains provisions for royalty obligations, based on production and net sales of certain products, expired in February 2007.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 8 - DEVELOPMENT AND LICENSE AGREEMENTS - continued

There was no expense recorded under the royalty agreements in 2008 or 2007. During 2007, management determined that the royalty accrual was unlikely to be paid and therefore adjusted the accrual accordingly.

NOTE 9 - LINE OF CREDIT

In September 2002, the Company obtained a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility renews each year on March 31 and provides for borrowing up to $500,000 at an interest rate of Prime Rate plus  3/4%. The rate as of September 30, 2008 was 5.75%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien on all assets of the Company. At September 30, 2008 and 2007, the outstanding balance was $500,000 and $340,000 on the line of credit, respectively. The line expires on March 31, 2009. The Company was in compliance with its bank covenants as of September 30, 2008 and obtained a waiver for non-compliance for the period ending September 30, 2007.

NOTE 10 - NOTE PAYABLE

As of September 30, 2008, Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”) had arranged financing with Itau Bank to finance the purchase of automated equipment to be placed into key customer accounts. As of September 30, 2008, the Company had outstanding borrowings on this note in the amount of $288,292 Reals. These loans bear interest at 1.45% per month or 17.4% annual interest, and are repaid in 24 equal monthly installments. These capital loans are secured by HDC receivables at the ratio of 50% receivable to loan value. The outstanding balance on the loans as of September 30, 2008 was $151,724 and $35,588 as of September 30, 2007. Future minimum principal payments on these notes over the next five years are as follows:

Years ending September 30,
2009	$32,257
2010	$119,467
2011	—

NOTE 11 - EXCHANGE OFFERING

In December 2004, the Company completed an exchange offering of its senior subordinated secured convertible notes due on April 17, 2005 (“Old Notes”) for 5,079,438 shares of its common stock and $4,033,225 of senior subordinated secured convertible notes due on September 30, 2009 (“New Notes”). At the completion of the exchange offering, $6,065,000 of Old Notes, all but $25,000 of the Old Notes, representing over 99% of the Old Notes had been exchanged. The exchange offering was effective as of September 30, 2004, since at that time more than 80% of the Old Notes had been tendered for exchange. The Company has accounted for the exchange offering as though the exchange of the entire amount of $6,065,000 of Old Notes was effective as of September 30, 2004, because at September 30, 2004 the Company had the right and the intent to require the remaining Old Notes to be exchanged

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 11 - EXCHANGE OFFERING - continued

since more than 75% in value and 50% in number of the Old Notes had been tendered. In December 2005, the Company exchanged the remaining $25,000 of notes for a New Note with a face value of $16,625 and original issue discount of $1,047 and 20,938 shares of common stock. The investor converted under the same terms as those that had accepted the exchange effective September 30, 2004 and was accounted for as if it had been converted at that time.

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

The Company determined the fair value of the 5,079,438 shares of its common stock on the closing market price, at September 30, 2004, of $0.38 to be $1,930,186. The fair value of the New Notes was determined by management based on a 10% discount rate, resulting in a fair value of the New Notes of $3,706,362. In connection with the exchange offering at September 30, 2004 the Company expensed $863,253 of the $1,291,705 debt discount remaining at the time of the exchange offering related to the Old Notes. The amount recorded as expense represented the excess of the fair value of the New Notes and common stock issued in the exchange offering over the net book value of the Old Notes. At September 30, 2008 and 2007 the unamortized discount on these notes was $70,587 and $143,575, respectively.

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

For The Years Ending September 30, 2008 and 2007

NOTE 12 - STOCKHOLDERS’ EQUITY - continued

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $100,090 and $48,530 at September 30, 2008 and 2007, respectively.

Stock Options

On April 25, 2007, the shareholders voted to approve the 2007 Stock Option Plan. Under this plan, the Board has reserved a maximum of 1,500,000 shares for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.

On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors and consultants of the Company.

The Compensation Committee of the Board of Directors is responsible for the administration of both Plans. The Compensation Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable.

Changes in options outstanding are summarized as follows:

	Shares	Weighted- Average Exercise Price
Balance, October 1, 2006	2,481,014	$1.08
Granted	117,500	0.24
Exercised	—	—
Cancelled or expired	(309,000)	0.58

Balance, September 30, 2007	2,289,514	$1.11
Granted	247,000	0.22
Exercised	—	—
Cancelled or expired	(72,500)	0.24

Balance, September 30, 2008	2,464,014	1.05

Exercisable at September 30, 2008	2,279,014	$1.11

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 12 - STOCKHOLDERS’ EQUITY - continued

The following table summarizes information about stock options outstanding at September 30, 2008:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price
0.14 – 0.19	167,000	6.0	0.17
0.20 – 0.34	360,000	6.4	0.21
0.35 – 0.77	185,000	3.9	0.51
0.78 – 0.97	20,000	3.4	0.97
0.98 – 1.36	1,732,014	1.0	1.36

0.14 – 1.36	2,464,014	2.4	1.05

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2008 and 2007;

	2008	2007
Dividend yield	—	—
Expected volatility	95% - 114%	82%
Risk-free interest rate	2.46% - 3.16%	4%
Expected life in years	5 -10	5-10

The weighted average grant date fair value of options granted during 2008 and 2007 was $28,484 and $15,384, respectively.

Stock Rights Purchase Agreement

In fiscal year 1999, the Company’s Board of Directors implemented a Stock Purchase Rights Agreement (the “Agreement”). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a “Right”) for each share of the Company’s outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined in Section 13(d)(3) of Securities Exchange Act of 1934, as amended, acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company’s outstanding common stock. Pursuant to a Board of Directors’ resolution dated January 9, 2003, William P. Hales, the Company’s current Chief Executive Officer and a stock and debt holder, is exempt under the Agreement. The Rights, which expire on January 27, 2009, are redeemable in whole, but not in part, at the Company’s option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or the expiration date of the Rights. No rights have been exercised as of September 30, 2008 or 2007.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 13 - INCOME TAXES

For the years ended September 30, 2008 and 2007, domestic and foreign (losses) or income before income taxes from continuing operations are as follows:

Years ended September 30,	2008	2007
Domestic	$(680,133)	$(503,117)
Foreign	447,798	238,827

Net loss from continuing operations, before income taxes	$(232,335)	$(264,293)

For the fiscal years ended September 30, 2008 and 2007, the Company had current income tax expense of $129,333 and $47,515 respectively which related to foreign income tax expenses from its Brazilian subsidiary.

The difference between income taxes on continuing operations provided at the Company’s effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2008	2007
Federal tax at statutory rate	34%	34%
Valuation Allowance	(34)	(34)
Current tax benefit of operating losses	—	—
Impact of international operations	29.0	18.0

	29.0%	18.0%

Deferred tax assets (liabilities) are comprised of the following at September 30, 2008 and 2007:

	2008	2007
Net operating loss carry forwards	$6,947,000	$7,021,000
Inventory reserve	203,000	240,000
Accounts receivable reserve	13,000	21,000
Debt conversion cost	69,000	138,000
Other	56,000	97,000

Total deferred tax assets	7,288,000	7,517,000
Basis difference in fixed assets	18,000	(15,000)

Net deferred tax assets	7,306,000	7,502,000
Valuation allowance	(7,306,000)	(7,502,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of the net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 13 - INCOME TAXES - continued

At September 30, 2008 the Company had approximately $20,432,000 of federal operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2026. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually. The Company also had Brazilian net operating loss carry-forwards of approximately $750,000 available to offset future Brazilian taxable income.

NOTE 14 - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, from continuing operations, amounted to approximately $2,021,000, or 32% of total sales in 2008 and $2,352,000, or 52% of total sales in 2007. Export sales to Europe were approximately $620,000 or 10% of total sales in 2008 and $621,000 or 13% of total sales in 2007. Sales to the Company’s Brazilian subsidiary, which are eliminated in the consolidated financial statements, were approximately $1,030,000 and $624,000 in 2008 and 2007, respectively.

At September 30, 2008 and 2007, the Company had approximately $89,600 and $64,600 of cash in foreign bank accounts.

NOTE 15 - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue and assets, for continuing operations, by geographic location.

	United* States	Brazil	Consolidated
September 30, 2008:
Revenues	$3,881,199	$2,493,600	$6,374,799
Long-lived assets	698,139	466,657	1,164,796
September 30, 2007:
Revenues	$3,116,649	$1,370,587	$4,487,236
Long-lived assets	160,094	142,056	302,150

*	Includes export sales to countries other than Brazil of approximately $992,000 and $981,000 in 2008 and 2007, respectively.

Long-lived assets includes property and equipment, intangibles, and the long-term portion of the Note Receivable, net of any depreciation and amortization.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 16 - COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases lasting through 2012. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,
2009	$210,645
2010	171,773
2011	176,782
2012	134,261
2013	—

Rent expense from continuing operations was approximately $356,000 and $308,000 for 2008 and 2007, respectively.

Retirement and Directors Plan

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the 401(k) Plan agreement. No Company contributions were made to the 401(k) Plan in fiscal years 2008 and 2007.

The Company maintains a rule 10b5-1 Stock Purchase Plan (the 10b5-1 Plan) for its non-employee Directors. Non-employee Directors are paid $3,500 per quarter of the total, $1,500 is paid in cash and $2,000 is contributed to the 10b5-1 Plan and is used to purchase Company stock by the 10b5-1 Plan in the open market. Commencing October 1, 2008, the Directors compensation changed and the Directors will be paid $2,500 per quarter and will receive 5,000 shares per quarter of Hemagen stock.

Effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Company’s contributions to the ESOP were cash of $40,000 in each of fiscal 2008 and 2007. At September 30, 2008 and 2007, the ESOP owned approximately 448,666 shares and 360,182 shares of Hemagen common stock, respectively, that were purchased in the open market by the ESOP.

NOTE 17 - NET LOSS PER SHARE OF COMMON STOCK

Basic earnings per share excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents outstanding, unless the impact of those equivalents is antidilutive. The computation of weighted average shares outstanding for fiscal years 2008 and 2007 is as follows:

	2008	2007
Common shares outstanding for basic EPS	15,225,289	15,225,289
Shares issued upon assumed exercise of outstanding stock options	4,545	—

Weighted average number of common and common equivalent shares outstanding for diluted EPS	15,229,834	15,225,289

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 17 - NET LOSS PER SHARE OF COMMON STOCK - continued

Common share equivalents outstanding at September 30, 2008 and 2007 totaling 7,863,814 and 7,541,814 shares, respectively, including currently outstanding stock options and convertible debt, were not included in the denominator for diluted income per share as their effect was anti-dilutive.

NOTE 18 - DISCONTINUED OPERATIONS

During the year the Company sold the assets of its wholly-owed subsidiary Reagents Applications, Inc. The sale was consummated on October 8, 2007. The results of the operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending September 30, 2008 and September 30, 2007.

Results from discontinued operations, net of income tax, for the periods ending September 30, 2008 and 2007 are as follows:

	2008	2007
Net sales	$497,509	$2,114,586
Costs of sales	546,566	2,037,117

Gross Profit	(49,057)	77,469
Operating expenses:
Selling, general and administrative	243,528	365,240
Research and development	1,708	271,021

Total operating costs and expenses	245,236	636,261

Operating loss	(294,293)	(558,792)
Other income (expenses):
Interest Income (net)	—	20,670
Other Income (expense)	—	(1)
Gain on Sale of Assets	1,094,817	—

Total other income (expense)	1,094,817	20,669

Net income (loss) before income taxes	800,524	(538,123)
Income Tax	—	—

Net income (loss) from discontinued operations	$800,524	$(538,123)

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For The Years Ending September 30, 2008 and 2007

NOTE 18 - DISCONTINUED OPERATIONS - continued

Cost of sales during 2008 includes approximately $49,000 of additional reserves recorded for remaining Raichem inventory being sold under an Inventory Purchase Agreement. In the Inventory Purchase Agreement the Company agreed to sell the inventory from this division to the purchaser at cost, less any overhead charges. The Company had to write-down the value of the inventory by approximately $147,000 due to this agreement and this write-down is included in cost of sales for 2007. Selling and general administrative expenses for 2008 included rent owed under a lease agreement that expired in May 2008, legal fees associated with the sale of Raichem and facility related shut-down expenses.

NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2008	2007
Cash paid for interest	$364,275	$343,604

Cash paid for income taxes (Brazil)	$129,333	$47,515
Total PP&E purchases	$606,735	$85,864
Financed portion of equipment purchases	238,298	34,588

Cash paid for PP&E purchases	$368,437	$51,276