Form 10-Q
period 2008-12-31
HEMAGEN DIAGNOSTICS INC
filed 2009-02-13
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

9033 Red Branch Road, Columbia, Maryland  214045-2105
(Address of principal executive offices)

(443) 367-5500
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES    X     NO ____

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X_

As of January 26, 2009, the registrant had 15,225,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; December 31, 2008 (unaudited) and September 30, 2008	3

		Consolidated Statements of Operations; Three Months Ended December 31, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Cash Flows; Three Months Ended December 31, 2008 and 2007 (unaudited)	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	18

SIGNATURES			19

CERTIFICATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and by the context in which they are used. Such statements, whether express or implied, are based on current expectations of the company and speak only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Hemagen undertakes no obligation to update any forward-looking statements as a result of new information or to reflect events or circumstances after the date on which they are made or otherwise.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with the laws and regulations administered by the United States Food and  Drug Administration, changes in the relative strength of the U.S. dollar and Brazilian reals, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions.

PART I   -   Financial Information

Item 1.     -   Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash	$147,766	$98,799
Accounts receivable, less allowance for doubtful accounts of $71,074 and $62,485 at December 31, 2008 and September 30, 2008, respectively	753,808	866,306
Inventories, net	1,873,669	2,037,049
Current portion of Note Receivable	210,000	210,000
Prepaid expenses and other current assets	139,928	304,038
Total current assets	3,125,171	3,516,192

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $5,925,507 and $5,970,504 at December 31, 2008 and September 30, 2008, respectively	598,251	697,071

OTHER ASSETS:

Long Term portion of Note Receivable	402,500	455,000
Other Assets	63,354	98,057
Total other assets	465,854	553,057

Total Assets	$4,189,276	$4,766,320
The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2008 (unaudited)	September 30, 2008
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$957,794	$1,127,599
Revolving line of credit	500,000	500,000
Deferred revenue	124,169	102,680
Note Payable – Itau Bank	44,797	32,257
Senior subordinated secured convertible notes, net of unamortized discount of $51,384 and $70,587 at December 31, 2008 and September 30, 2008, respectively	3,998,466	3,979,263
Total Current Liabilities	5,625,226	5,741,799
LONG TERM LIABILITIES:
Note Payable – Itau Bank	51,358	119,466
Total Long Term Liabilities	51,358	119,466
Total liabilities	5,676,584	5,861,265

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; issued and outstanding: 15,325,281 at December 31, 2008 and September 30, 2008	153,252	153,252
Additional paid-in capital	22,870,238	22,867,507
Accumulated deficit	(24,134,477)	(23,925,977)
Accumulated other comprehensive (loss)- currency translation (loss)	(286,684)	(100,090)
Treasury stock at cost; 100,000 shares at December 31, 2008 and September 30, 2008, respectively	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,487,308)	(1,094,945)
Total Liabilities and Stockholders’ Deficit	$4,189,276	$4,766,320

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 and 2007

	Three Months Ended
	December 31 2008	December 31, 2007
Net Sales:	$1,386,350	$1,539,845
Cost of Sales	877,646	888,636
Gross Profit:	508,704	651,209
Operating Expenses:
Selling, general and administrative	621,221	576,363
Research and development	22,957	41,078
Total operating expenses	644,178	617,441
Total operating (loss) income from continuing operations	(135,474)	33,768
Other income (expenses):
Interest expense (net), including $18,062 and $16,223 for the three months ending December 31, 2008 and 2007, respectively of debt discount amortization	(99,846)	(88,410)
Other (expense)	(49)	(352)
Gain on sale of assets	43,117	--
Total other expense, net	(56,778)	(88,058)

Net loss, before income taxes, from continuing operations	(192,252)	(54,290)

Income Tax expense	16,248	29,548
Net (loss) from continuing operations	(208,500)	(83,838)

Income from Discontinued Operations (includes a gain on sale of assets in the amount of $1,094,817 for the three months ending December 31, 2007)	--	856,446
Net (loss) income:	$(208,500)	$772,608

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(186,594)	23,422
Comprehensive (loss) income:	$(395,094)	$796,030

(Loss) per share, from continuing operations – Basic	$(0.01)	$(0.01)
(Loss) per share, from continuing operations - Diluted	$(0.01)	$(0.01)
Earnings per share, from discontinued operations - Basic	$0.00	$0.06
Earnings per share, from discontinued operations - Diluted	$0.00	$0.06
(Loss) Earnings per share - Basic	$(0.01)	$0.05
(Loss) Earnings per share - Diluted	$(0.01)	$0.05
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,225,281	15,225,281
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,225,281	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31
	2008	2007
Cash flows from operating activities:
Net (Loss) Income	$(208,500)	$772,608
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,038	10,770
Amortization of debt discount	19,203	17,627
(Gain) on sale of assets	(43,118)	(834,817)
Provision for Bad Debts	21,340	33,000
Stock Based Compensation	2,731	1,524
Changes in operating assets and liabilities:
Accounts receivable	91,158	69,714
Prepaid expenses and other current assets	164,111	(21,485)
Inventories	163,380	380,259
Accounts payable and accrued expenses	(169,805)	(217,132)
Other assets	34,703	(6,190)
Deferred revenue	21,489	(351)
Net cash provided by operating activities	133,730	205,527

Cash flows from investing activities:
Purchase of property and equipment	(95,259)	(160,036)
Proceeds from sale of assets	51,805	--
Payments Received on Notes Receivable	52,500	17,500
Net cash provided by (used in) investing activities	9,046	(142,536)

Cash flows from financing activities:
Net borrowings on Line of Credit	--	(6,769)
Net borrowings on Notes – Itau Bank	--	210,536
Payments on Itau Bank Note	(55,568)	--
Net cash (used in) provided by financing activities	(55,568)	203,767

Effects of foreign exchange rate	(38,241)	(9,169)

Net increase in cash and cash equivalents	48,967	257,589

Cash at beginning of period	98,799	6,593

Cash at end of period	$147,766	$264,182
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$95,164	$81,528
The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q.  These financial statements should be read together with the financial statements and notes in the Company’s September 30, 2008 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards No. 157 (“FAS 157”).  In September 2006, the Financial Accounting, Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair values  establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The company does not expect the adoption of FAS 157 to significantly affect its consolidated financial condition or results of operations.

Financial Accounting Standards No 159 (“FAS 159”).  In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including the amendment of FASB Statement 115,” which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value.  The fair value option may be applied instrument by instrument, and may be applied only to entire instruments.  If a company elects the fair value option for an eligible item, changes in the items fair value must be report as unrealized gains and losses in earnings at each subsequent reporting date.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of FAS 159 to significantly affect its consolidated financial condition or results of operations.

SFAS No. 141(R), “Business Combinations–a Replacement of FASB Statement No. 141” (SFAS No. 141 (R)) In December 2007, the FASB issued SFAS 141 (R), “Business Combinations.” The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring of cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of SFAS 141(R) to significantly affect its consolidated financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an Amendment of ARB No. 51” (SFAS No. 160) In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements.  The Company does not expect the adoption of SFAS 160 to significantly affect its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP), FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The Company will ascertain its impact, if any, during the three-month period ending March 31, 2009.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162) In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2008 and 2007.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price.  Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended December 31,
	2008	2007
Convertible notes	5,399,800	5,399,800
Options to purchase common stock	2,464,014	2,267,014
Total antidilutive instruments	7,863,814	7,666,814

The weighted average common shares for all basic earnings (loss) per share calculations is 15,225,281 for the three month periods ended December 31, 2008 and 2007. The weighted average common shares for all diluted earnings (loss) per share calculation is 15,225,281 for the three month periods ending December 31, 2008 and 2007. Net income (loss) available to common stockholders for basic and diluted earnings per share calculations was $(208,500) and $772,608 for the three month periods ended December 31, 2008 and 2007, respectively.

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2008:

	Shares	Weighted average exercise price	Weighted average life
			$
Options outstanding – October 1, 2008	2,464,014	1.05		2.36
Granted	--	--		--
Exercised	--	--		--
Forfeited, cancelled or expired	--	--		--
Options outstanding – December 31, 2008	2,464,014	$1.05		2.11
Options exercisable – December 31, 2008	2,279,014	$1.11		2.00

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The Company did not grant any options during the three months ended December 31, 2008. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended December 31,
	2008	2007
Dividend yield	--	--
Expected volatility	--	85%
Risk-free interest rate	--	4%
Expected life in years	--	5-10

We incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of December 31, 2008, there was $19,637 of unrecognized compensation cost related to stock-based compensation arrangements that we expect to vest. This cost will be fully incurred within 6 years.   All options granted have the same exercise price as the stock price on the date the options were granted.  The options exercisable as of December 31, 2008 have no intrinsic value.

NOTE 5 - INVENTORIES

    Inventories at December 31, 2008 and September 30, 2008 consist of the following:

	December 31, 2008	September 30, 2008

Raw Materials	$1,374,602	$1,385,253
Work-in-process	134,570	159,903
Finished goods	960,933	1,018,609
	2,470,105	2,563,765
Less reserves	(596,436)	(526,716)
Inventories, net	$1,873,669	$2,037,049

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus ..75% and expires March 31, 2009.   Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of December 31, 2008, the outstanding balance on the line of credit was $500,000 and had an effective interest rate of 4.00%. As of December 31, 2008 the Company was not in compliance with its line of credit debt covenants and has obtained a waiver from Bay National Bank for the quarter ended December 31, 2008.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Notes provide that the following are subordinated to the security for the Notes: real estate financing obtained for a corporate headquarters subject to limitation; and up to $4.0 million for financing related to strategic acquisitions.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At December 31, 2008 and September 30, 2008, the unamortized discount on these notes was $51,384 and $70,587, respectively.

On September 30, 2009, these Notes in the amount of $4,049,850 become due and payable.  Hemagen does not have sufficient cash to repay these Notes and therefore expects to restructure the debt by, amongst other things, extending the maturity date of the notes, however, Hemagen can give no assurances that it will be able to refinance or repay these notes.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the three months ended December 31, 2008 and 2007.

	United* States	Brazil	Consolidated
Three Months Ended December 31, 2008:
Revenues	$793,236	$593,114	$1,386,350
Long-lived assets	655,257	408,848	1,064,105

Three Months Ended December 31, 2007:
Revenues	$1,011,822	$528,023	$1,539,845
Long-lived assets	794,985	307,709	1,102,694

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company issued an $840,000 Note receivable in the quarter ended December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications, Inc.  The Company will receive forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the three months ended December 31, 2008 and 2007, the Company received $52,500 and $17,500, respectively, in principal payments against the Note.  All payments that have been received on the Note have been made in accordance with the terms of the Promissory Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ended December 31, 2008 and 2007.

Results from discontinued operations, net of income tax, for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended
	December 31, 2008	December 31, 2007

Net sales	$68,898	$217,161
Costs of sales	68,898	256,888
Gross Profit	--	(39,727)

Operating expenses:
Selling, general and administrative	--	196,936
Research and development	--	1,708
Total operating costs and expenses	--	198,644

Operating loss	--	(238,371)

Other income (expenses):
Gain on Sale of Assets	--	1,094,817
Total other income	--	1,094,817

Net income before income taxes	--	856,446

Income Tax	--	--

Net income from discontinued operations	$--	$856,446

The revenues generated for the three month period ended December 31, 2008 was from the sale of inventory from the discontinued division.  Pursuant to an inventory agreement, the remaining inventory was being sold at cost to the purchaser for a period of eighteen months subsequent to the sale.

As of December 31, 2008, the Company had approximately $8,900 of accounts receivable remaining from the Raichem operation which is fully reserved.

In addition, the Company has the following inventory consisting of Raichem products, which is being sold pursuant to the inventory purchase agreement.

NOTE 10 – DISCONTINUED OPERATIONS – continued

December 31, 2008
Raw Materials	$132,976
Work-in-process	392
Finished goods	55,144
188,512
Less reserves	(35,468)
Inventories, net	$153,044

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of     Operations.

Certain statements in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made or otherwise.

Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should”, and similar expressions and the negative versions thereof and by the context in which they are used.  Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information.  The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties and risk factors.  Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration and the ability to assimilate successfully product acquisitions.

Overview

Hemagen Diagnostics, Inc. is a biotechnology company that develops, manufactures, and markets approximately 68 FDA-cleared proprietary medical diagnostic test kits.  Hemagen has two different product lines.  The Virgo® product line of diagnostic test kits is used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology.  The Analyst® product line is an FDA-cleared benchtop clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood. The Company sells its products both directly and through distributors to reference labs, physicians, veterinarians, clinical laboratories and blood banks. The Company also sells its products on a private label basis through multinational distributors. The Company was incorporated in 1985 and became a public company in 1993.

Hemagen’s principal office is located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500.  Hemagen maintains a website at www.hemagen.com.  Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2008
Compared to the Three Month Period Ended December 31, 2007

Revenues from continuing operations for the three-month period ended December 31, 2008 decreased by approximately $153,000 (10%) to approximately $1,386,000 from approximately $1,540,000 for the same period ended December 31, 2007.  Brazil generated an increase in revenues of approximately $65,000 as compared to the same period last year. The Company acquired and placed lab equipment in several large labs to drive the sale of consumables. The Company expects to see continued growth in revenues in Brazil as a result of this initiative. The Analyst division had an overall decline in revenues of approximately $234,000 as compared to the same period last year.  The Analyst equipment sales decreased by approximately $284,000 in the current quarter but were offset by an increase in Analyst consumables sales of approximately $46,000. The timing of large distributor orders can affect revenues from the consumable sales from quarter to quarter.

Cost of product sales from continuing operations decreased by approximately $11,000 (1%) to approximately $878,000 from approximately $889,000 for the same period last year.  Cost of sales as a percentage of sales increased to 63% from 58% from the same period last year. This increase in cost of sales as a percentage of sales is attributed to lower revenues during the current quarter.

Research and development expenses from continuing operations decreased by approximately $18,000 (43%) to approximately $23,000 from approximately $41,000 in 2007.  This decrease is due to a decrease in hours of an employee who was working full time during the same quarter last year.

The Company is currently working to complete several research and development programs including:

•
Activities related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analyst’s rotor technology;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing new IFA kits and enhancing existing IFA kits.

Selling, general and administrative (“SG & A”) expenses from continuing operations increased by approximately $45,000 (7%) for the quarter ended December 31, 2008 to approximately $621,000 from approximately $576,000 for the same period last year.  The increase is mainly attributed to an increase in depreciation expense of approximately $20,000 due to the purchase of lab equipment in Brazil and an increase in bad debt expense of approximately $24,000 over the prior year quarter.

Total other expenses for the three months ending December 31, 2008 decreased by approximately $31,000 to approximately $57,000 from approximately $88,000 from the period ended December 31, 2007.  The decrease in net other expense is attributed to the gain on the sale of an asset during the current quarter in the amount of approximately $43,000 offset by an increase in interest expense due to the increased outstanding balance on the line of credit and the interest expense attributable to increased borrowings on notes in Brazil used to finance the purchase of lab equipment.

Income tax expense for the quarter ended December 31, 2008 was approximately $16,000 as compared to approximately $30,000 for the quarter ended December 31, 2007.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The loss before tax for the Company’s Brazilian subsidiary for the period ended December 31, 2008 was approximately $62,000 compared to net income before tax of approximately $132,000 for the prior year. The Brazilian income tax calculation includes net loss carry forwards being utilized from prior periods.

Net income for the period decreased by approximately $982,000 for the three months ended December 31, 2008 to a net loss of approximately $209,000 compared to net income of approximately $773,000 in the same quarter of the prior year.  Included in the prior year quarter was a net gain of approximately $856,000 from discontinued operations. The loss for the period ended December 31, 2007, excluding the gain of the sale, was approximately $83,000. The remaining decrease in net income was due to decreased sales during the current quarter.

Liquidity and Capital Resources

At December 31, 2008, Hemagen had $147,000 of cash, a working deficit of $2,500,055 and a current ratio of .6 to 1.0.  At September 30, 2008, the Company had $98,799 of cash, a working deficit of $2,225,607 and a current ratio of .6 to 1.0.  Included in the calculation of working capital and the current ratio is approximately $3,998,000 and $3,979,000 of subordinated debt as of December 31, 2008 and September 30, 2008, respectively,  which is due on September 30, 2009.

During the upcoming fiscal year, the Company expects to restructure the debt by among other things, extending the maturity date of the Notes representing such debt, but no assurances can be made in this regard.  Excluding the subordinated debt in the calculation, which assumes that it is restructured successfully, working capital would be $1,498,411 with a current ratio of 1.9 to 1.0 and $1,753,656 and a current ratio of 2.1 to 1.0, as of December 31, 2008 and September 30, 2008, respectively.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. This line of credit matures on March 31, 2009. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the Prime Rate plus ..75%.  At December 31, 2008, the effective interest rate was 4.00%.   At December 31, 2008, and February 9, 2009, the Company had $500,000 and $475,000, respectively borrowed on its line of credit. For the quarter ended December 31, 2008, the Company was not in compliance with its debt covenants and has received a waiver from Bay National Bank.

The Company believes that cash flow from operations and cash on hand at December 31, 2008 will be sufficient to finance its operations for fiscal 2009. The line of credit matures on March 31, 2009 and the Company expects to renew the line at this time.  However, the Company can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.  The Company has no off-balance sheet financing arrangements.

On September 30, 2009, the Company’s Senior Subordinated Secured Convertible Notes outstanding in the amount of $4,049,850 become due and payable.  Hemagen does not have sufficient cash to repay these Notes and therefore expects to restructure the debt, by among other things, extending the maturity date of the Notes.  However, the Company can give no assurances that it will be able to refinance or repay these Notes.

Net cash provided by operating activities during the three months ended December 31, 2008 was approximately $134,000 compared to cash provided of approximately $206,000 during the three months ended December 31, 2007.  The decrease in cash provided by operations was the result of lower sales during the current quarter as compared to the same quarter last year, and a significant reduction from the same quarter last year of sales of inventory being sold to the purchaser of the Company’s Raichem division, offset by a reduction in prepaid expenses during the current quarter.  The company had made several prepayments for equipment and inventory items during fiscal 2008 for items expected to be received in fiscal 2009.

Approximately $9,000 of cash was generated from investing activities during the three months ended December 31, 2008 as compared to approximately $143,000 of cash used for investing activities during the three months ended December 31, 2007.  The cash generated was the result of payments made on the Note receivable and the sale of lab equipment, offset by additional purchases of lab equipment and computers. The cash used from investing activities during the three months ended December 31, 2007 was primarily for the purchase of lab equipment for use in the Brazil operations.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $52,500, and $17,500 for the three months ended December 31, 2008 and 2007, respectively, against the Note receivable.

Cash used by financing activities was $55,570 during the three months ended December 31, 2008, compared to cash provided by financing activities of $204,000 for the three months ended December 31, 2007.  During the three months ended December 30, 2007, the Company’s Brazilian subsidiary secured financing to purchase lab equipment for use with our products. During the three months ended December 31, 2008, the Company made payments against this Note in the amount of $55,570.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of December 31, 2008, except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2008	9,750	$0.11	9,750	-
November 1-30, 2008	10,400	$0.07	10,400	-
December 1-31, 2008	8,250	$0.08	8,250	-
Total	28,400	$0.09	28,400	-

(1)
Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003, with no expiration.  The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

With respect to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, the penultimate sentence of the penultimate paragraph on page 15, which was inserted as a result of typographical error, should be deleted in its entirety.  Additionally, the reference in the penultimate sentence of the penultimate paragraph on page F-2 to “disclosure controls and procedures” is hereby deleted and replaced by a reference to “internal control over financial reporting.”

Item 6.  Exhibits.

       (a)    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hemagen Diagnostics, Inc. (Registrant)

February 13, 2009	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

February 13, 2009	By:	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer