Form 10-Q
period 2009-03-31
HEMAGEN DIAGNOSTICS INC
filed 2009-05-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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
YES    X     NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES         NO ____
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X_

As of April 30, 2009, the registrant had 15,240,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; March 31, 2009 (unaudited) and September 30, 2008	3

		Consolidated Statements of Operations; Three and Six Months Ended March 31, 2009 and 2008 (unaudited)	5

		Consolidated Statements of Cash Flows; Six Months Ended March 31, 2009 and 2008 (unaudited)	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	18

	Item 6.	Exhibits	18

SIGNATURES			19

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with the laws and regulations administered by the United States Food and  Drug Administration,
changes in the relative strength of the U.S. dollar and Brazilian Reals, unfavorable political or economic developments in Brazilian operations, the ability to assimilate successfully product acquisitions and other factors disclosed in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

PART I   -  Financial Information

Item 1.  -  Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash	$90,438	$98,799
Accounts receivable, less allowance for doubtful accounts of $64,800 and $62,485 at March 31, 2009 and September 30, 2008, respectively	678,432	866,306
Inventories, net	1,877,876	2,037,049
Current portion of note receivable	210,000	210,000
Prepaid expenses and other current assets	135,001	304,038
Total current assets	2,991,747	3,516,192

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $5,967,580 and $5,970,504 at March 31, 2009 and September 30, 2008, respectively	583,839	697,071

OTHER ASSETS:

Long term portion of note receivable	350,000	455,000
Other assets	59,825	98,057
Total other assets	409,825	553,057

Total Assets	$3,985,411	$4,766,320

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2009 (unaudited)	September 30, 2008
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$927,588	$1,127,599
Revolving line of credit	475,000	500,000
Deferred revenue	120,023	102,680
Note Payable – Itau Bank	64,277	32,257
Senior subordinated secured convertible notes, net of unamortized discount of $31,868 and $70,587 as of March 31, 2009 and September 30, 2008, respectively	4,017,982	3,979,263
Total Current Liabilities	5,604,870	5,741,799

LONG TERM LIABILITIES:
Note Payable – Itau Bank, net of current portion	6,912	119,466
Total Long Term Liabilities	6,912	119,466
Total liabilities	5,611,782	5,861,265

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; 15,340,281 and 15,325,281 issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	153,402	153,252
Additional paid-in capital	22,874,047	22,867,507
Accumulated deficit	(24,297,348)	(23,925,977)
Accumulated other comprehensive loss-currency translation loss	(266,835)	(100,090)
Less treasury stock at cost; 100,000 shares at March 31, 2009 and September 30, 2008, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,626,371)	(1,094,945)
Total Liabilities and Stockholders’ Deficit	$3,985,411	$4,766,320

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net Sales	$1,300,624	$1,793,465	$2,686,974	$3,333,311
Cost of Sales	775,903	1,015,305	1,653,549	1,903,941
Gross Profit	524,721	778,160	1,033,425	1,429,370
Operating Expenses:
Selling, general and administrative	572,963	590,882	1,194,184	1,167,246
Research and development	16,437	50,515	39,394	91,593
Total operating expenses	589,400	641,397	1,233,578	1,258,839
Total operating income (loss) from continuing operations	(64,679)	136,763	(200,153)	170,531
Other income (expenses):
Interest expense (net), including $19,517 and $17,626 for the three months ended March 31 2009 and 2008, respectively and $38,719 and $36,197 for the six months ended March 31, 2009 and 2008, respectively of debt discount amortization.	(98,418)	(87,659)	(198,264)	(176,069)
Other income	449	5,995	400	6,347
Gain on sale of assets	--	--	43,117	--
Total other expense	(97,969)	(81,664)	(154,747)	(169,722)

Net income (loss), before income taxes, from continuing operations	(162,648)	55,099	(354,900)	809

Income Tax expense	223	27,030	16,471	56,578
Net income (loss), from continuing operations	(162,871)	28,069	(371,371)	(55,769)

Income from Discontinued Operations (includes a gain on sale of assets in the amount of $1,094,817 for the six months ended March 31, 2008)	--	--	--	856,446
Net income (loss):	$(162,871)	$28,069	$(371,371)	$800,677
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	19,849	13,393	(166,745)	36,814
Comprehensive income (loss):	$(143,022)	$41,462	$(538,116)	$837,491

Earnings (loss) per share, from continuing operations - Basic	$(0.01)	$0.00	$(0.02)	$0.00
Earnings (loss) per share, from continuing operations - Diluted	$(0.01)	$0.00	$(0.02)	$0.00
Earnings (loss) per share, from discontinued operations - Basic	$0.00	$0.00	$0.00	$0.05
Earnings (loss) per share, from discontinued operations - Diluted	$0.00	$0.00	$0.00	$0.05
Earnings (loss) per share - Basic	$(0.01)	$0.00	$(0.02)	$0.05
Earnings (loss) per share - Diluted	$(0.01)	$0.00	$(0.02)	$0.05
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,234,039	15,225,281	15,233,344	15,225,281
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,234,039	15,225,281	15,233,344	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
Cash flows from operating activities:	2009	2008
Net Income (Loss)	$(371,370)	$800,677
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	74,066	28,842
Amortization of debt discount	38,719	36,198
(Gain) on sale of assets	(43,117)	(838,907)
Provision for Bad Debts	30,841	(21,028)
Stock Based Compensation	6,690	3,225
Changes in operating assets and liabilities:
Accounts receivable	157,033	(116,444)
Prepaid expenses and other current assets	169,036	50,123
Inventories	159,173	540,275
Accounts payable and accrued expenses	(200,011)	(183,011)
Other assets	38,232	(3,680)
Deferred revenue	17,342	8,592
Net cash provided by operating activities	76,634	304,862

Cash flows from investing activities:
Purchase of property and equipment	(111,848)	(322,843)
Proceeds from sale of assets	51,805	4,090
Payments Received on Notes Receivable	105,000	70,000
Net cash provided by (used in) investing activities	44,957	(248,753)

Cash flows from financing activities:
Net (payments) borrowings on Line of Credit	(25,000)	(56,769)
Borrowings on Notes – Itau Bank	(80,534)	181,964
Net cash provided by (used in) financing activities	(105,534)	125,195

Effects of foreign exchange rate	(24,418)	27,110

Net increase (decrease) in cash and cash equivalents	(8,361)	208,414

Cash and cash equivalents at beginning of period	98,799	6,592

Cash and cash equivalents at end of period	$90,438	$215,006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$185,805	$164,211

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-Q.  These financial statements should be read together with the financial statements and notes in the Company’s 2008 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2009 and 2008.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(162,871)	$28,069	$(371,371)	$800,677

Denominator:
Weighted –average shares outstanding	15,234,039	15,225,281	15,233,344	15,225,280
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,234,039	15,225,281	15,233,344	15,225,280

Basic Earnings per share	$(0.01)	$0.00	$(0.02)	$0.05
Diluted Earnings per share	$(0.01)	$0.00	$(0.02)	$0.05

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,465,903	2,314,014	2,465,294	2,314,014
Total antidilutive instruments	7,865,703	7,713,814	7,865,094	7,713,814

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2009:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2008	2,464,014	$1.05	2.36
Granted	15,000	0.16	4.69
Exercised	--	--	--
Forfeited, cancelled or expired	(16,000)	0.19	3.78
Options outstanding – March 31, 2009	2,463,014	$1.05	1.87
Options exercisable – March 31, 2009	2,304,347	$1.10	1.77

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2009	2008	2009	2008
Dividend yield	--	--	--	--
Expected volatility	105.2%	95.10%	95.1% - 105.25%	95.10%
Risk-free interest rate	1.67%	2.46% - 3.16%	1.67% - 2.45%	2.46% - 3.16%
Expected life in years	1.5	5	1.5	5

We have elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of March 31, 2009, there was $17,492 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options both issued and exercisable as of March 31, 2009 have no intrinsic value.

NOTE 5 - INVENTORIES

    Inventories at March 31, 2009 and September 30, 2008 consist of the following:

	March 31, 2009	September 30, 2008

Raw Materials	$1,315,085	$1,385,253
Work-in-process	211,690	159,903
Finished goods	961,336	1,018,609
	2,488,111	2,563,765
Less reserves	(610,235)	(526,716)
Inventories, net	$1,877,876	$2,037,049

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010.  If however, Hemagen fails to renew or recapitalize its existing bond indebtedness by September 30, 2009, the final and absolute due date will be September 30, 2009.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of March 31, 2009, the outstanding balance on the line of credit was $475,000 with an effective interest rate of 4.00%. As of March 31, 2009, the Company was in compliance with its debt covenants.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Secured Indebtedness shall be secured by the Security Interest in the Collateral, and shall be senior to all other indebtedness of the Obligors.  Notwithstanding the foregoing, the Security Interest shall be subordinate to (i) a credit facility that is equal to or less than Three Million Dollars ($3,000,000), (ii) any secured financing that is greater than

Two Million Dollars ($2,000,000), provided that (A) the Obligors provide the Holder twenty (20) business days’ written notice of such secured financing, and (B) all of the funds raised in connection with such secured financing shall be used to reduce, on a pro rata basis, the Principal Amount and accrued and unpaid interest owed on the 2009 Notes and (iii) real estate financing that the Obligors may incur in the future for the purchase of a corporate facility provided that the annual mortgage payments are less than the rent expense that the Obligors paid in 2004 for its leased facilities.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At March 31, 2009 and September 30, 2008, the unamortized discount of these notes was $31,868 and $70,587, respectively.

On September 30, 2009 these Notes in the amount of $4,049,850 become due and payable.  Hemagen does not have sufficient cash to repay these Notes and therefore expects to restructure the debt by, amongst other things, extending the maturity date of the notes. However, Hemagen can give no assurances that it will be able to refinance or repay these notes.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the six months ended March 31, 2009 and 2008.

	United* States	Brazil	Consolidated
March 31, 2009:
Revenues	1,634,437	1,052,537	2,686,974
Long-lived assets	590,458	403,206	993,664

March 31, 2008:
Revenues	2,254,242	1,079,069	3,333,311
Long-lived assets	734,044	435,491	1,169,535

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the six months ending March 31, 2009 and 2008, the Company has received $105,000 and $70,000, respectively in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Promissory Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending March 31, 2009 and 2008.

Results from discontinued operations, net of income tax, for the three and six month periods ending March 31, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net sales	$17,863	$154,079	$37,783	$371,240
Costs of sales	17,863	154,079	37,783	410,967
Gross Profit	--	--	--	(39,727)

Operating expenses:
Selling, general and administrative	--	--	--	196,936
Research and development	--	--	--	1,708
Total operating costs and expenses	--	--	--	198,644

Operating loss	--	--	--	(238,371)

Other income (expenses):
Other Income (expense)	--	--	--	--
Gain on Sale of Assets	--	--	--	1,094,817
Total other income (expense)	--	--	--	1,094,817

Net income (loss) before income taxes	--	--	--	856,446

Income Tax	--	--	--	--
Net income (loss) from discontinued operations	--	--	--	$856,446

The revenues generated for the three and six month periods ending March 31, 2009 were from the sale of inventory from the discontinued division.  Pursuant to an inventory agreement, the remaining inventory was being sold at cost to the purchaser for a period of eighteen months subsequent to the sale.

As of March 31, 2009 the Company had approximately $7,800 of accounts receivable remaining from the Raichem operation which is fully reserved.

In addition, the Company has the following inventory consisting of Raichem products which is being sold pursuant to the inventory purchase agreement.

March 31, 2009
Raw Materials	$123,933
Work-in-process	392
Finished goods	45,653
169,978
Less reserves	(40,226)
Inventories, net	$129,752

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to "Forward Looking Statements" following the Index in front of this Form 10-Q.

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

Results of Operations

The Three Month Period Ended March 31, 2009
Compared to the Three Month Period Ended March 31, 2008

Revenues from continuing operations for the three-month period ended March 31, 2009 decreased by approximately $492,000 (27%) to approximately $1,301,000 from approximately $1,793,000 for the same period ended March 31, 2008.  The decrease in revenues of approximately $393,000 is attributable to lower sales of Analyst equipment during the quarter as compared to the same period last year. Sales from the Brazilian subsidiary are approximately $92,000 lower than last year due to the currency devaluation of approximately 30% of the Brazilian Real.

Cost of product sales from continuing operations decreased approximately $239,000 (23%) to approximately $776,000 from approximately $1,015,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 60% from 57% from the same period last year. This increase in cost of sales as a percentage of sales is primarily attributed to lower sales volume during the second quarter as the fixed cost of sales expenses remained relatively constant.

Research and development expenses from continuing operations decreased by approximately $35,000 (66%) to approximately $16,000 from approximately $51,000 in 2008.  This decrease was the result of an employee termination.

The Company continues toward working to complete several research and development programs including:

•
Activities related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses from continuing operations decreased by approximately $18,000 (3%) for the quarter ended March 31, 2009 to approximately $573,000 from approximately $591,000 in the previous period.  The majority of this overall decrease is related to the currency devaluation in Brazil with overall Brazil SG&E expenses approximately $26,000 lower than the same period last year.

Total other expenses for the three months ending March 31, 2009 increased by $16,000 to approximately $98,000 from approximately $82,000 from the period ending March 31, 2008.  This increase in net other expense is attributed to an increase in interest expense of approximately $5,000 on the Brazil bank notes obtained to finance equipment purchases, a decrease in interest income of approximately $5,000 related to the declining balance on the Note Receivable.  During the quarter ending March 31, 2008 the company also recorded a gain on the sale of assets in the amount of approximately $4,000 that did not reoccur in the quarter ending March 31, 2009.

Income tax expense for the quarter ended March 31, 2009 was approximately $200 as compared to approximately $27,000 for the quarter ended March 31, 2008.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The net income before tax for the Company’s Brazilian subsidiary for the period ending March 31, 2009 was approximately $20,000 compared to net income before tax of approximately $127,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period decreased by approximately $191,000 for the three months ended March 31, 2009 to net loss of approximately $163,000 compared to net income of approximately $28,000 in the same quarter of the prior year. The reduction in net income is directly attributable to the lower sales during the most recent quarter.

The Six Month Period Ended March 31, 2009
Compared to the Six Month Period Ended March 31, 2008

Revenues from continuing operations for the six month period ended March 31, 2009 decreased by approximately $646,000 (19%) to approximately $2,687,000 from $3,333,000 for the same period ended March 31, 2008.  The decrease in revenues is primarily attributable to a decrease in sales volume of approximately $634,000 in the Analyst line, of which approximately $605,000 is related to the lower sales of equipment and approximately $26,000 of lower sales of Analyst consumables. The remaining decline in revenues is attributed to currency devaluation in Brazil.

Cost of product sales from continuing operations decreased by approximately $250,000 (54%) to approximately $1,654,000 from approximately $1,904,000 for the same period last year.  Cost of product sales as a percentage of sales increased slightly to approximately 61% compared to 57% for the same period last year. The increase in cost of sales as a percentage of revenue resulted from lower sales volume.

Research and development expenses from continuing operations decreased by approximately
$53,000 (57%) during the six months ended March 31, 2009 to approximately $39,000 from $92,000 in 2008.  This decrease was the result of an employee termination.

Selling, general and administrative expenses from continuing operations increased slightly by approximately $27,000 (2%) for the six months ended March 31, 2009 to approximately $1,194,000 from approximately $1,167,000 in the previous period.   Hemagen had an increase in deprecation expense of approximately $32,000 which was mainly offset by the overall lower SG&A expenses in Brazil which was attributable to the currently devaluation during fiscal 2009.

Total other expenses for the six months ending March 31, 2009 decreased approximately $15,000 to approximately $155,000 from approximately $170,000 from the six month period ending March 31, 2008.  The decrease in other expenses is a combination of an overall increase in net interest expense offset by the gain of approximately $43,000 from the sale of a company asset. The increase in net interest expense was attributed to the declining principal balance of the Note Receivable.

Income tax expense for the six months ended March 31, 2009 was approximately $16,000 as compared to $57,000 for the six months ended March 31, 2008.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the six month period ending March 31, 2009 was approximately $20,000 compared to a net income before tax of approximately $259,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 22% which includes the fact we are utilizing some net loss carry forwards from prior periods.

Net income decreased by approximately $1,172,000 for the six months ended March 31, 2009 to a net loss of approximately $371,000 compared to net income of approximately $801,000 in the six month period ended March 31, 2008. Included in the six months ended March 31, 2008 was net income from discontinued operations in the amount of approximately $856,000. The remaining decrease was the result of lower revenues and margins from continuing operations during current period.

Liquidity and Capital Resources

At March 31, 2009, Hemagen had $90,438 of cash, a working deficit of $2,613,123 and a current ratio of .5 to 1.0.  At September 30, 2008, the Company had $98,799 of cash, a working deficit of $2,225,607 and a current ratio of .6 to 1.0.  Included in the calculation of working capital and the current ratio is approximately $4,018,000 and $3,979,000 of subordinated debt as of March 31, 2009 and September 30, 2008, respectively,  which is due on September 30, 2009.

During the next several months, the Company expects to restructure the debt by among other things, extending the maturity date of the Notes representing such debt, but no assurances can be made in this regard.  Excluding the subordinated debt in the calculation, which assumes that it is restructured successfully, working capital would be $1,404,860 with a current ratio of 1.9 to 1.0 and $1,753,656 and a current ratio of 2.1 to 1.0, as of March 31, 2009 and September 30, 2008, respectively.

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010.  If however, Hemagen fails to renew or recapitalize its existing bond indebtedness by September 30, 2009, the final and absolute due date will be September 30, 2009.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of March 31, 2009, the outstanding balance on the line of credit was $475,000 with an effective interest rate of 4.00%. As of May 2, 2009 the current outstanding balance on the line of credit was $445,000. As of March 31, 2009, the Company was in compliance with its debt covenants.

The Company believes that cash flow from operations and cash on hand at March 31, 2009 will be sufficient to finance its operations for the remainder of fiscal 2009.  However, the Company can give no assurances that it will have sufficient cash finance its operations.  The Company has no off-balance sheet financing arrangements.

On September 30, 2009, the Company’s Senior Subordinated Secured Convertible Notes outstanding in the amount of $4,049,850 becomes due and payable.  Hemagen does not have sufficient cash to repay these Notes and, therefore, expects to restructure the debt, by among other things, extending the maturity date of the Notes.  However, the Company can give no assurances that it will be able to refinance or repay these Notes.

Net cash provided by operating activities during the six months ended March 31, 2009 was approximately $77,000 compared to cash provided of approximately $305,000 during the six months ended March 31, 2008.  The decrease in cash provided by operations resulted from the combination of lower sales during the current year as compared to same period last year, and a significant reduction of inventory being sold to the purchaser of the Company’s Raichem division from the same period of the prior year, offset by a reduction in prepaid expenses and account receivable during the current quarter.

Approximately $45,000 of cash was generated from investing activities during the six months ended March 31, 2009 as compared to approximately $249,000 of cash used for investing activities during the six months ended March 31, 2008.  The cash was generated by the payments made on the Note receivable and the sale of lab equipment, offset by additional purchases of lab equipment and computers. The cash used from investing activities during the six months ended March 31, 2008 was primarily for the purchase of lab equipment for use in the Brazil operations.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $105,000, and $70,000 for the six months ended March 31, 2009 and 2008, respectively, against the Note receivable.

Cash used by financing activities was approximately $106,000 during the six months ended March 31, 2009, compared to cash provided by financing activities of approximately $125,000 for the six months ended March 31, 2008.  During the six months ended March 31, 2008, the Company’s Brazilian subsidiary secured financing to purchase lab equipment for use with our products. During the six months ended March 31, 2009, the Company made payments against this Note in the amount of $80,534.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of March 31, 2009 except for the matters described below.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor, has informed the company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. Over the past several months, management has documented the Company’s critical control procedures and will continue to review and update such procedures as changes occur.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2009	11,227	$0.15	11,227	-
February 1-28, 2009	--	--	--	-
March 1-31, 2009	--	--	--	-
Total	11,227	$0.15	11,227	-

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

Hemagen Diagnostics, Inc. (Registrant)
May 14, 2009	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

May 14, 2009	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer