Form 10-Q
period 2009-06-30
HEMAGEN DIAGNOSTICS INC
filed 2009-08-12
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

9033 Red Branch Road, Columbia, Maryland 21045-2105
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
YES ☐     NO ☐

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

As of June 30, 2009, the registrant had 15,240,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I - Financial Information

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash	$155,930	$98,799
Accounts receivable, less allowance for doubtful accounts of $111,154 and $62,485 at June 30, 2009 and September 30, 2008, respectively	734,171	866,306
Inventories, net	1,799,837	2,037,049
Current portion of note receivable	210,000	210,000
Prepaid expenses and other current assets	182,013	304,038

Total current assets	3,081,951	3,516,192

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,066,453 and $5,970,504 at June 30, 2009 and September 30, 2008, respectively	609,010	697,071

OTHER ASSETS:

Long term portion of note receivable	297,500	455,000
Other assets	45,756	98,057
Total other assets	343,256	553,057

Total Assets	$4,034,217	$4,766,320

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2009 (unaudited)	September 30, 2008
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,028,901	$1,127,599
Revolving line of credit	485,000	500,000
Deferred revenue	87,908	102,680
Note Payable – Itau Bank	60,211	32,257
Senior subordinated secured convertible notes, net of unamortized discount of $11,634 and $70,587 as of June 30, 2009 and September 30, 2008, respectively	4,038,216	3,979,263
Total Current Liabilities	5,700,236	5,741,799

LONG TERM LIABILITIES:
Note Payable – Itau Bank, net of current portion	--	119,466
Total Long Term Liabilities	--	119,466
Total liabilities	5,700,236	5,861,265

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; 15,340,281 and 15,325,281 issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	153,402	153,252
Additional paid-in capital	22,916,642	22,867,507
Accumulated deficit	(24,536,752)	(23,925,977)
Accumulated other comprehensive loss-currency translation loss	(109,674)	(100,090)
Less treasury stock at cost; 100,000 shares at June 30, 2009 and September 30, 2008, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,666,019)	(1,094,945)
Total Liabilities and Stockholders’ Deficit	$4,034,217	$4,766,320

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Sales	$1,386,660	$1,353,199	$4,073,634	$4,686,512
Cost of Sales	832,810	609,878	2,486,359	2,513,820
Gross Profit	553,850	743,321	1,587,275	2,172,692
Operating Expenses:
Selling, general and administrative	565,545	630,983	1,759,728	1,798,228
Research and development	35,734	35,183	75,128	126,776
Total operating expenses	601,279	666,166	1,834,856	1,925,004
Total operating income (loss) from continuing operations	(47,429)	77,155	(247,581)	247,688
Other income (expenses):
Interest expense (net), including $20,234 and $18,062 for the three months ended June 30 2009 and 2008, respectively and $58,953 and $54,260 for the nine months ended June 30, 2009 and 2008, respectively of debt discount amortization.	(111,004)	(105,643)	(309,268)	(281,712)
Other income	44	4,620	444	10,967
Gain on sale of assets	--	--	43,117	--
Total other expense	(110,960)	(101,023)	(265,707)	(270,745)

Net loss before income taxes, from continuing operations	(158,389)	(23,868)	(513,288)	(23,057)

Income Tax expense	2,816	36,747	19,288	93,325
Net loss from continuing operations	(161,205)	(60,615)	(532,576)	(116,382)

(Loss) Income from Discontinued Operations (includes a gain on sale of assets in the amount of $1,094,817 for the nine months ended June 30, 2008)	(78,199)	--	(78,199)	856,446
Net income (loss):	(239,404)	(60,615)	(610,775)	740,064
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	157,161	51,627	(9,584)	90,974
Comprehensive (loss) income:	$(82,243)	$(8,988)	$(620,359)	$831,038

Earnings (loss) per share, from continuing operations - Basic	$(0.01)	$0.00	$(0.03)	$(0.01)
Earnings (loss) per share, from continuing operations - Diluted	$(0.01)	$0.00	$(0.03)	$(0.01)
Earnings (loss) per share, from discontinued operations - Basic	$(0.01)	$0.00	$(0.01)	$0.06
Earnings (loss) per share, from discontinued operations - Diluted	$(0.01)	$0.00	$(0.01)	$0.06
Earnings (loss) per share - Basic	$(0.02)	$0.00	$(0.04)	$0.05
Earnings (loss) per share - Diluted	$(0.02)	$0.00	$(0.04)	$0.05
Weighted average common shares used in calculation of earnings (loss) per share - Basic	15,240,281	15,225,281	15,231,819	15,225,281
Weighted average common shares used in calculation of earnings (loss) per share – Diluted	15,240,281	15,272,578	15,231,819	15,268,491

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
Cash flows from operating activities:	2009	2008
Net (loss) income	$(610,775)	$740,062
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	114,182	71,826
Amortization of debt discount	58,953	54,260
(Gain) on sale of assets	(43,117)	(838,907)
Provision for Bad Debts	27,802	13,580
Stock Based Compensation	49,285	5,239
Changes in operating assets and liabilities:
Accounts receivable	104,332	130,739
Prepaid expenses and other current assets	122,026	(30,344)
Inventories	237,212	377,004
Accounts payable and accrued expenses	(98,697)	(532,247)
Other assets	52,301	(4,510)
Deferred revenue	(14,773)	66,781
Net cash (used in) provided by operating activities	(1,269)	53,483

Cash flows from investing activities:
Purchase of property and equipment	(114,078)	(412,990)
Proceeds from sale of assets	51,805	4,090
Payments Received on Notes Receivable	157,500	122,500
Net cash provided by (used in) investing activities	95,227	(286,400)

Cash flows from financing activities:
Net (payments) borrowings on Line of Credit	(15,000)	140,000
Payments on Notes – Itau Bank	(91,513)	--
Borrowings on Notes – Itau Bank	--	182,964
Net cash provided by (used in) financing activities	(106,513)	322,964

Effects of foreign exchange rate	69,686	62,209

Net increase in cash and cash equivalents	57,131	152,256

Cash and cash equivalents at beginning of period	98,799	6,592

Cash and cash equivalents at end of period	$155,930	$158,848
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$289,219	$249,855

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 and 2008

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

In April 2008, the FASB issued FASB Staff Position (FSP), FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The Company believes this will have no material impact on the Consolidated Financial Statements.

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

SFAS 165, “Subsequent Events”, (SFAS 165)  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective June 15, 2009 and did not have a material impact on our Consolidated Financial Statements. The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through August 10, 2009.

SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 will become effective September 15, 2009, and should not have a material impact on our Consolidated Financial Statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2009 and 2008.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(239,404)	$(60,615)	$(610,775)	$740,064

Denominator:
Weighted –average shares outstanding	15,240,281	15,225,281	15,231,819	15,225,281
Effect of dilutive shares	313	47,297	2,727	43,210
Denominator for diluted earnings per share	15,240,594	15,272,578	15,234,546	15,268,491

Basic Earnings per share	$(0.02)	$0.00	$(0.04)	$0.05
Diluted Earnings per share	$(0.02)	$0.00	$(0.04)	$0.05

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Convertible notes	5,399,800	5,399,800	5,399,800	5,399,800
Options to purchase common stock	2,889,222	2,394,014	2,889,222	2,394,014
Total antidilutive instruments	8,289,022	7,793,814	8,289,022	7,793,814

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2009:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2008	2,464,014	$1.05	1.62
Granted	441,208	0.15	9.51
Exercised	--	--	--
Forfeited, cancelled or expired	(16,000)	0.19	3.53
Options outstanding – June 30, 2009	2,889,222	$0.92	2.81
Options exercisable – June 30, 2009	2,737,555	$0.96	2.80

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	--	--	--	--
Expected volatility	120.03%-120.20%	114.20%	95.1% - 105.25%	95.10%-114.20%
Risk-free interest rate	3.01% - 3.16%	3.78%	1.67% - 2.45%	2.46% - 3.78%
Expected life in years	10	10	1.5	5-10

The Company has elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of June 30, 2009, there was $14,652 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The Company had 20,000 options issued and exercisable as of June 30, 2009 with an intrinsic value of $2,200.

NOTE 5 - INVENTORIES

    Inventories at June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008

Raw Materials	$1,310,351	$1,385,253
Work-in-process	148,600	159,903
Finished goods	898,345	1,018,609
	2,357,296	2,563,765
Less reserves	(557,459)	(526,716)
Inventories, net	$1,799,837	$2,037,049

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010.  If however, the Company fails to renew or recapitalize its existing bond indebtedness by September 30, 2009, the final and absolute due date will be September 30, 2009.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of June 30, 2009, the outstanding balance on the line of credit was $485,000 with an effective interest rate of 5.50%. As of June 30, 2009, the Company was in compliance with its debt covenants.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

The Notes pay interest quarterly at an annual rate of 8%, are convertible at the option of the holder at $0.75 per share into shares of the Company’s common stock and mature September 30, 2009.  The Secured Indebtedness shall be secured by the Security Interest in the Collateral, and shall be senior to all other indebtedness of the Obligors.  Notwithstanding the foregoing, the Security Interest shall be subordinate to (i) a credit facility that is equal to or less than Three Million Dollars ($3,000,000), (ii) any secured financing that is greater than Two Million Dollars ($2,000,000), provided that (A) the Obligors provide the Holder twenty (20) business days’ written notice of such secured financing, and (B) all of the funds raised in connection with such secured financing shall be used to reduce, on a pro rata basis, the Principal Amount and accrued and unpaid interest owed on the 2009 Notes and (iii) real estate financing that the Obligors may incur in the future for the purchase of a corporate facility provided that the annual mortgage payments are less than the rent expense that the Obligors paid in 2004 for its leased facilities.  The Company has the right to require conversion of the Notes if the Company’s common stock has traded at or above $1.25 per share for a consecutive twenty-day trading period.  The Company may also prepay the Notes at their full face amount plus any accrued and unpaid interest. At June 30, 2009 and September 30, 2008, the unamortized discount of these notes was $11,634 and $70,587, respectively.

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

The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the nine months ended June 30, 2009 and 2008.

	United* States	Brazil	Consolidated
June 30, 2009:
Revenues	2,477,340	1,596,294	4,073,634
Long-lived assets	522,060	430,206	952,266

June 30, 2008:
Revenues	2,927,251	1,759,261	4,686,512
Long-lived assets	710,070	485,454	1,195,524

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the nine months ending June 30, 2009 and 2008, the Company has received $157,500 and $122,500, respectively in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Promissory Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending June 30, 2009 and 2008.

Results from discontinued operations, net of income tax, for the three and nine month periods ending June 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$91,911	$68,898	$129,695	$440,137
Costs of sales	(170,110)	68,898	207,894	479,864
Gross Loss	(78,199)	--	(78,199)	(39,727)

Operating expenses:
Selling, general and administrative	--	--	--	196,936
Research and development	--	--	--	1,708
Total operating costs and expenses	--	--	--	198,644

Operating loss	(78,199)	--	(78,199)	(238,371)

Other income (expenses):
Other Income (expense)	--	--	--	--
Gain on Sale of Assets	--	--	--	1,094,817
Total other income (expense)	--	--	--	1,094,817

Net (loss) income before income taxes	(78,199)	--	(78,199)	856,446

Income Tax	--	--	--	--
Net income (loss) from discontinued operations	(78,199)	--	(78,199)	$856,446

The revenues generated for the three and nine month periods ending June 30, 2009 were from the sale of inventory from the discontinued division.  Pursuant to an inventory agreement, the remaining inventory was being sold at cost to the purchaser for a period of eighteen months subsequent to the sale. During the quarter ended June 30, 2009 the company recorded an additional reserve for the remaining inventory.

As of June 30, 2009 the Company had approximately $6,400 of accounts receivable remaining from the Raichem operation which is fully reserved.

In addition, the Company has the following inventory consisting of Raichem products which is being sold pursuant to the inventory purchase agreement.

June 30, 2009
Raw Materials	$75,212
Work-in-process	138
Finished goods	2,097
77,447
Less reserves	(77,447)
Inventories, net	$--

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

Results of Operations

The Three Month Period Ended June 30, 2009
Compared to the Three Month Period Ended June 30, 2008

Revenues from continuing operations for the three-month period ended June 30, 2009 increased by approximately $34,000 (3%) to approximately $1,387,000 from approximately $1,353,000 for the same period ended June 30, 2008.  An increase in revenues of approximately $164,000 is attributable to an increase in sales of Analyst equipment and rotors during the quarter as compared to the same period last year offset by sales from the Brazilian subsidiary which are approximately $184,000 lower than last year due to the currency devaluation of the Brazilian Real.

Cost of product sales from continuing operations increased approximately $223,000 (37%) to approximately $833,000 from approximately $610,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 54% from 45% from the same period last year. The increase in cost of sales as a percentage of sales is primarily attributed to increased payroll costs, lower margins related to increased equipment sales and lower production volumes in the analyst division for the quarter ended June 30, 2009 as compared to the same period last year.

Research and development expenses from continuing operations remained constant at approximately $35,000.

The Company continues to work to complete several research and development programs including:

•	Upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market.

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses from continuing operations decreased by approximately $65,000 (10%) for the quarter ended June 30, 2009 to approximately $566,000 from approximately $631,000 in the previous period.  Approximately half of this decrease was a result of lower expenses in Brazil, including lower bad debt expense during the current quarter as compared to the same period last year combined with the Brazilian currency devaluation resulted in the overall decrease to Brazil’s SG&A expenses in the current period. The remaining decrease was primarily the result of the overall reduction of travel and entertainment expenses and fees incurred during the current quarter.

Total other expenses for the three months ended June 30, 2009 increased by $10,000 to approximately $111,000 from approximately $101,000 from the period ended June 30, 2008.  This increase in net other expense is attributed to a decrease in interest expense of approximately $1,000, and a decrease in interest income of approximately $4,000 related to the declining balance on the Note Receivable, and a gain on the sale of assets of approximately $5,000 that did not reoccur in the quarter ended June 30, 2009.

Income tax expense for the quarter ended June 30, 2009 was approximately $3,000 as compared to approximately $37,000 for the quarter ended June 30, 2008.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The net income before tax for the Company’s Brazilian subsidiary for the period ended June 30, 2009 was approximately $132,000 compared to net income before tax of approximately $199,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 21% which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net loss for the period increased by approximately $179,000 for the three months ended June 30, 2009 to approximately $239,000 compared to net loss of approximately $61,000 in the prior year quarter. The reduction in net income is attributable to lower margins, an increase in stock option expense for the quarter of approximately $40,000 offset by some expense savings obtained during the quarter.

The Nine Month Period Ended June 30, 2009
Compared to the Nine Month Period Ended June 30, 2008

Revenues from continuing operations for the nine month period ended June 30, 2009 decreased by approximately $613,000 (13%) to approximately $4,074,000 as compared to revenues of $4,687,000 for the period ended June 30, 2008.  The decrease in revenues is primarily attributable to a decrease in sales volume of approximately $470,000 in the Analyst line, of which approximately $525,000 is related to the lower sales of instruments offset by approximately $55,000 of increased sales of Analyst consumables. The majority of the remaining decline in revenues is attributed to currency devaluation in Brazil during the year.  The average exchange rate for the nine month period ended June 30, 2009 was 2.24 compared to the average rate for the same period in 2008 of 1.73.  As of June 30, 2009 the exchange rate was at 1.95.

Cost of product sales from continuing operations decreased by approximately $27,000 (1%) to approximately $2,486,000 from approximately $2,514,000 for the same period last year.  Cost of product sales as a percentage of sales increased to approximately 61% compared to 54% for the same period last year. The increase in cost of sales as a percentage of revenue is the result of lower sales volumes.

Research and development expenses from continuing operations decreased by approximately $52,000 (40%) during the nine months ended June 30, 2009 to approximately $75,000 from $127,000 in 2008.  This decrease was the result of a reduction in headcount.

Selling, general and administrative expenses from continuing operations decreased by approximately $38,000 (2%) for the nine months ended June 30, 2009 to approximately $1,760,000 from approximately $1,798,000 in the previous period. Of this $38,000 decrease, $65,000 was a decrease in Brazil expenses which is attributable primarily to the currency devaluation during fiscal 2009. The remaining difference was a net increase in other SG&A expenses of which approximately $40,000 was for expense related to the issuance of stock options during the quarter ended June 30, 2009.

Total other expenses for the nine months ended June 30, 2009 decreased by approximately $5,000 to approximately $266,000 from approximately $271,000 from the nine month period ended June 30, 2008.  The decrease in other expenses is a combination of an overall increase in net interest expense offset by the gain of approximately $43,000 from the sale of a company asset. The increase in net interest expense was attributed to lower interest income as the result of the declining principal balance of the Note Receivable and additional interest expense on increased notes payable in Brazil for the purchase of lab equipment.

Income tax expense for the nine months ended June 30, 2009 was approximately $19,000 as compared to $93,000 for the nine months ended June 30, 2008.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the nine month period ended June 30, 2009 was approximately $91,000 compared to a net income before tax of approximately $458,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 21% which includes the fact we are utilizing some net loss carry forwards from prior periods.

The net loss for the nine months ended June 30, 2009 was approximately $611,000 compared to net income of approximately $740,000 in the nine month period ended June 30, 2008, a decrease of approximately $1,351,000. Included in the net income for the period ended June 30, 2008 was income from discontinued operations in the amount of approximately $856,000. Excluding this income from discontinued operations from the prior year, the net loss would have increased by $495,000. This portion of the decrease was the result of lower revenues and margins from continuing operations during the current year, along with an approximate $40,000 of additional stock option expense incurred during the current quarter.

Liquidity and Capital Resources

At June 30, 2009, Hemagen had $155,930 of cash, a working deficit of $2,618,284 and a current ratio of .5 to 1.0.  At September 30, 2008, the Company had $98,799 of cash, a working deficit of $2,225,607 and a current ratio of .6 to 1.0.  Included in the calculation of working capital and the current ratio is approximately $4,038,000 and $3,979,000 of subordinated debt as of June 30, 2009 and September 30, 2008, respectively, which is due on September 30, 2009.

Prior to September 30, 2009, the Company expects to restructure the debt by among other things, extending the maturity date of the Notes representing such debt, but no assurances can be made in this regard.  Excluding the subordinated debt in the calculation, which assumes that it is restructured successfully, working capital would be $1,419,932 with a current ratio of 1.9 to 1.0 and $1,753,656 and a current ratio of 2.1 to 1.0, as of June 30, 2009 and September 30, 2008, respectively.

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010.  If however, Hemagen fails to renew or recapitalize its existing bond indebtedness by September 30, 2009, the final and absolute due date will be September 30, 2009.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of June 30, 2009, the outstanding balance on the line of credit was $485,000 with an effective interest rate of 5.50%. As of August 4, 2009 the current outstanding balance on the line of credit was $485,000. As of June 30, 2009, the Company was in compliance with its debt covenants.

The Company believes that cash flow from operations and cash on hand at June 30, 2009 will be sufficient to finance its operations for the remainder of fiscal 2009.  However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash used in operating activities during the nine months ended June 30, 2009 was approximately $1,000 compared to cash provided by operating activities of approximately $53,000 during the nine month period ended June 30, 2008.  The decrease in cash provided by operations resulted from the combination of lower sales during the current year as compared to same period last year, and a reduction of inventory being sold to the purchaser of the Company’s Raichem division from the same period of the prior year, offset by a reduction in prepaid expenses and accounts receivable during the current quarter.

Approximately $95,000 of cash was generated from investing activities during the nine month period ended June 30, 2009 as compared to approximately $286,000 of cash used for investing activities during the nine month period ended June 30, 2008.  The cash was generated by the payments made on the Note receivable and the sale of lab equipment, offset by additional purchases of lab equipment and computers. The cash used from investing activities during the nine month period ended June 30, 2008 was primarily for the purchase of lab equipment for use in the Brazil operations.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $157,500, and $122,500 for the nine month period ended June 30, 2009 and 2008, respectively, against the Note receivable.

Cash used by financing activities was approximately $107,000 during the nine month period ended June 30, 2009, compared to cash provided by financing activities of approximately $323,000 for the nine month period ended June 30, 2008.  During the nine months ended June 30, 2008, the Company’s Brazilian subsidiary secured financing to purchase lab equipment for use with our products. During the nine months ended June 30, 2009, the Company made payments against this Note in the amount of $91,513.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of June 30, 2009 except for the matters described below.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2009	9,000	$0.11	9,000	-
May 1-31, 2009	5,000	$0.10	5,000	-
June 1-30, 2009	6,500	$0.15	6,500	-
Total	20,500	$0.12	20,500	-

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Shareholders’ Meeting was held April 30, 2009 at Hemagen’s corporate office located at 9033 Red Branch Road, Columbia, MD 21045. At the meeting the following items were up for vote.

Item # 1.	Dr Alan Cohen was elected a director for the term expiring in 2012 by a vote of 11,111,303 shares “For” and 432,309 shares “Withheld”.

Item # 2.	Ratification of Stegman and Company as the Independent Public Accounts for fiscal 2009 was approved by a vote of 11,486,463 shares “For”, 41,831 shares “Against” and 15,318 shares “Abstained”.

Item #3.
Amending Hemagen’s 2007 Stock Incentive Plan to provide 1,500,000 additional common shares available for issuance was approved by a vote of 4,426,342 shares “For”, 295,330 shares “Against”, 10,050 shares “Abstained” and 6,811,890 shares “Not Voted”.

 Item 5.   Other Information.

None

Item 6.    Exhibits.

         (a)    Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Hemagen Diagnostics, Inc. (Registrant)

August 12, 2009	By:	/s/William P. Hales
William P. Hales
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	By:	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer