Form 10-K
period 2009-09-30
HEMAGEN DIAGNOSTICS INC
filed 2009-12-18
CIK 892822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    ☐  Yes    ☒  No

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2009, was $1,089,688 based on a closing price of $0.08 per share of Common Stock. As of December 16, 2009, 15,450,281 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEMAGEN DIAGNOSTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with the laws and regulations administered by the United States Food and Drug Administration, changes in the relative strength of the U.S. Dollar and Brazilian Reals, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions and other factors disclosed in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

PART I

Item 1.	Business.

Hemagen Diagnostics, Inc. is a biotechnology company that develops, manufactures, and markets approximately 68 Food and Drug Administration (“FDA”) cleared proprietary medical diagnostic test kits and components. There are two different product lines, the Virgo® line and the Analyst® line. The Virgo® product line consist of various diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. The Analyst® product line is an FDA-cleared Benchtop Clinical Chemistry Analyzer System, including consumables that are used to measure important constituents in human and animal blood. The Company was incorporated in Delaware in 1985 and became a public company in 1993. Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500. Hemagen maintains a website at www.hemagen.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from our web site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

In September 1998, the Company acquired the Analyst® Benchtop Clinical Chemistry System, which was originally designed by Dupont, from Dade Behring, Inc. The Analyst® is a proprietary bench top clinical chemistry instrument and reagent system. The Analyst® instrument is used to test general chemistry profiles for both the human and veterinary markets using a proprietary consumable rotor that is manufactured by Hemagen at its Columbia, Maryland facility. The Analyst® is cleared by the FDA for marketing in the United States to physician office laboratories. In December 2002, Hemagen also acquired another veterinary chemistry analyzer system, the Endocheck. Today, Hemagen estimates that its customer base for the Analyst® is approximately 90% veterinary practices and 10% physician office laboratory practices.

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

The Virgo® product-line is marketed directly to reference laboratories, hospitals, and universities in the United States, among others and internationally. There are over 30 distributors that market the Virgo® product line. Hemagen also markets the Virgo® product line in South America through its wholly-owned subsidiary Hemagen Diagnosticos Comercio, Importacao Exportacao, Ltd. (HDC), a Brazilian limited liability company.

Recent Developments

During fiscal 2009 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability. Some of the important steps taken toward achieving those goals were as follows:

•	Hemagen bolstered it’s manufacturing and sales capabilities and resources by recruiting several new key employees and consultants.

•	Hemagen increased the number of placements of its distributed HbA1C analyzer into key labs in Brazil.

•

In September 2009, Hemagen successfully completed the Exchange Offer for $4,049,858 in principal amount of the outstanding 8% Senior Subordinated Secured Convertible Notes due September 30, 2009 (the “Old Notes”). Those tendering in the Exchange Offer received new 8% Senior Subordinated Secured Convertible Notes due September 30, 2014 (the “New Notes”) having the same principal amount as the Old Notes tendered for exchange. The Exchange Offer expired on Wednesday, September 30, 2009, at Midnight and is effective as of that date. The Company has accepted all Old Notes tendered for exchange. The New Notes will pay quarterly interest at the annual rate of 8%, are convertible by the Note holder into the Company’s common stock at any time after September 30, 2009 at $0.35 per share, and mature on September 30, 2014. The New Notes are subordinate to up to a $3 million credit facility, certain secured financing greater than $2 million, real estate financing obtained for the purchase of a corporate facility and up to $4 million secured financing for business acquisitions. The Company may require conversion of the New Notes at any time after September 30, 2009 if the Company’s common stock has traded at or above $0.70 for fifteen consecutive trading days and the Company may prepay the New Notes at any time at the full face value of the New Notes plus any accrued and unpaid interest.

•	During the year, the Company renewed its working capital line with Bay National Bank.

•	The Company has taken steps to consolidate operations into more compact and efficient space, and has continued to seek out and implement cost reductions.

Technology

Analyst Instrument System

Hemagen acquired a patent protected rotor based technology for use in the Analyst® in 1998. The Analyst® is a bench-top centrifugal clinical chemistry analyzer. The Analyst® utilizes a consumable rotor that contains dry prepackaged reagents. The Analyst® spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests which are 510(k) cleared by the FDA for the human medical market and two types of rotors that are exclusively sold for the veterinary market. The Analyst® instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories. Hemagen’s blood chemistry and Analyst® system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

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

Hemagen markets its Virgo® product line in South America through its wholly owned subsidiary, Hemagen Diagnosticos Comerico, Importacao e Exportacao, Ltd. (“HDC”) in Sao Paulo, Brazil. Hemagen also engages numerous distributors throughout South America. HDC maintains a fully staffed sales, marketing and distribution force, warehouse and administrative office. In fiscal years 2009 and 2008, Hemagen derived product sales through HDC of $2,190,000 and $2,494,000 respectively, which represents 40% and 39% of Hemagen’s total sales from continuing operations, respectively.

Products Under Development

Hemagen spent approximately $92,000 and $147,000 on research and development for the fiscal years ended September 30, 2009, and 2008, respectively. These numbers do not reflect research and development costs associated with discontinued operations. Research and development costs for the discontinued portion of the operation were $2,000 for the fiscal year ended September 30, 2008. Research and development is focused on:

•

Activities related to upgrades to the Analyst® instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst® product line to distribute to the veterinary market and alternative tests utilizing the Analyst®s’ rotor technology; and

•	Developing new ELISA kits and enhancing existing ELISA kits.

•	Developing and enhancing IFA kits

Manufacturing and Sources of Supply

Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst® and Endochek consumables at its Columbia, Maryland facility. The Analyst® and the Endochek instruments are manufactured by third parties for Hemagen. Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors. Certain of these antigens and reagents are from single suppliers. The Company attempts to mitigate such risk from these single suppliers by maintaining an adequate supply of inventory and/or backup suppliers. If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus this could have a material adverse effect on the business, financial condition, and results of operation. Certain reagents used in Hemagen’s test kits are manufactured at Hemagen’s facilities. Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits. All of Hemagen’s products are manufactured under the Quality System Regulation as defined by the FDA.

Most components used in Hemagen’s products are available from multiple sources. The outsourced manufacturing of the Analyst® instrument can be obtained from multiple sources. The chemistry tablets that are used in the Analyst® rotors are manufactured for the Company pursuant to a manufacturing agreement with another diagnostics manufacturing company that has been a reliable vendor for the Company for many years. This company is a sole source for the tablets today. The Company continues to consider other potential vendors or alternative vendors for tablet manufacturing although there can be no assurances that we will be able to develop any new suppliers for the chemistry tablets used in the Analyst® product line.

Government Regulation

Hemagen’s manufacturing, distribution and marketing of diagnostic test kits is subject to a number of both domestic and international regulatory controls. In the United States, Hemagen’s production and marketing activities are subject to regulation by the U.S Food and Drug Administration (“FDA”), under the authority of the Federal Food, Drug, and Cosmetic Act, as amended.

These regulations require that Hemagen must formally notify the FDA of its intentions to market in vitro diagnostic devices through a regulatory submission process, either the 510(k) process or the Pre-market Approval (PMA) process. When a 510(k) process is used, Hemagen is required to demonstrate that the product is “substantially equivalent” to another product in commercial distribution. Under the 510(k) process, Hemagen cannot proceed with sales of its diagnostic products in the United States until it receives clearance from the FDA in the form of a substantial equivalency letter. Currently, the majority of products that are reviewed by the 510(k) process are cleared within 90 days. In certain cases, specifically for Class III devices, Hemagen must follow the PMA process which is lengthier and more burdensome.

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

In October 2009, the Company received ISO 13485 certification in order to market additional products in the European Community and Canada.

Competition

The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related sales, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and marketing and business organizations that are substantially greater in size than Hemagen. Many companies have been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, Heska Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, INOVA Diagnostics, Inc., and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

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

Patents and Proprietary Rights

Hemagen protects its technology primarily as trade secrets rather than relying on patents, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. In addition, Hemagen relies upon confidentiality agreements with its employees. To the extent that it relies on confidentiality agreements and trade secret protection, there can be no assurance that Hemagen’s efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. In the future, Hemagen may apply for patent protection for certain of its technologies if management believes such protection would be beneficial to Hemagen. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for Hemagen’s technology.

Employees

As of September 30, 2009, Hemagen had twenty-two full-time employees and three employees working on a contractual basis. Ten employees are in sales, marketing, general and administrative activities and fifteen (including contractual personnel) are involved in production activities.

None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good. However, Hemagen can give no assurances that the Company will not experience such strikes or work stoppages in the future, either of which could have a material effect on the Company’s results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. The Company plans to reduce the space it utilizes in the Columbia, MD facility to 20,100 square feet by June 30, 2010 and has received a commitment from the landlord to subsidize $154,400 in the form of a tenant improvement allowance. Under the Columbia lease, which runs through June 30, 2012, Hemagen will pay approximately $227,000 (assuming 27,400 square feet leased) per year in rent for the upcoming fiscal year.

Hemagen’s subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil. The lease, which expired on June 30, 2006, has been extended without a definitive stated term. Either party can terminate with 60 days notice. This subsidiary paid approximately $61,000 during fiscal 2009 in rent for this space. Management is currently seeking to relocate to a less expensive, and more efficient and effective space.

Management believes that all of the properties are adequately insured.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB.” On December 15, 2009, the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.085 and $0.11 per share, respectively.

For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during fiscal 2009 and 2008. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2009
First Quarter	$0.15	$0.05
Second Quarter	$0.15	$0.06
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.16	$0.07

Fiscal 2008
First Quarter	$0.25	$0.16
Second Quarter	$0.19	$0.13
Third Quarter	$0.25	$0.11
Fourth Quarter	$0.24	$0.10

As of November 12, 2009, there were 163 holders of record of Hemagen’s Common Stock, which Hemagen believes represents approximately 1,379 beneficial owners.

Dividends

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2009	—	—	—	—
August 1-30, 2009	13,000	$0.108	13,000	—
September 1-30, 2009	—	—	—	—

Total	13,000	$0.108	13,000	—

(1)	Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.
(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 6.	Selected Financial Data.

Not applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

Refer to “Forward Looking Statements” following the Index in the front of this Form 10-K.

Overview

Revenues from continuing operations for the fiscal year ended September 30, 2009 were $5,418,928 compared to revenues for fiscal 2008 of $6,374,799; gross margin for fiscal 2009 was $2,072,386 compared to gross margin for fiscal 2008 of $2,772,133; and the net loss from continuing operations for fiscal 2009 was $729,949 compared to the net loss from continuing operations for fiscal 2008 of $373,361. Overall net loss for fiscal 2009, including discontinued operations, was $808,148 compared to overall net income, including discontinued operations for fiscal 2008 of $427,163. The comprehensive loss for fiscal 2009 was $739,030 compared to comprehensive income of $375,603 for fiscal 2008. The majority of the decline in revenues came from lower equipment sales during the year, along with the currency fluctuations which resulted in lower revenues from Brazil during fiscal 2009.

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

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability. There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, cash flow from operations, cash on hand at September 30, 2009 and its line of credit availability will be sufficient to finance its operations for fiscal 2010. See the “Recent Developments” section on page 3.

At September 30, 2009, Hemagen had $156,314 of unrestricted cash, trade accounts receivable (net) of $630,020, working capital of $1,370,200 and a current ratio of 1.95 to 1.0.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest floor of 5.5%. The line of credit matures on March 31, 2010 and the Company expects to renew the line at that time. As of December 18, 2009, the outstanding balance owed on the line of credit was $403,000. The availability on the line is based on the borrowing base calculation which is made each month. As of November 30, 2009, the maximum borrowing on the line as determined by the borrowing base calculation was $424,025. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.

Off-Balance Sheet Arrangements

Hemagen has no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

For fiscal 2009, revenues from continuing operations decreased by approximately $956,000 (14%) to approximately $5,419,000 from approximately $6,375,000 for fiscal 2008. Approximately $684,000 of this decrease was attributed to lower sales of Analyst® equipment during fiscal 2009 combined with a decrease of approximately $304,000 in Brazil sales during the year as a result of the currency devaluation. Brazil sales in local currency (Reals) increased by approximately 10% over the prior year sales. The remainder of the product lines realized a net increase in fiscal 2009 sales of approximately $32,000.

Sales of the Analyst® Clinical Chemistry Analyzer product line were $684,000 lower in fiscal 2009 as compared to fiscal 2008. The Company believes that this was a function of economic conditions, a lower number of trade-ins than in the prior year, and uncertainties caused by its current supplier. Consumable sales increased by approximately $59,000 during the current fiscal year. The increase in consumables is the result of the placement of additional instruments during fiscal 2008 and 2009.

Revenues for the autoimmune and infectious disease line decreased by approximately $340,000 during the current year to $3,364,000 in fiscal 2009 from $3,704,000 in fiscal 2008. The majority of this decrease in revenue was the result of the currency devaluation in Brazil. Brazil sales in local currency (Reals) actually increased by approximately 10% over the prior year sales.

The Company is focused on increasing the product offering and increasing its sales force in order to attract more customers, as well as to increase business with current customers. However, Hemagen can give no assurance that it will be able to increase revenues in the future.

Cost of product sales from continuing operations decreased approximately $256,000 (7%) to approximately $3,347,000 in fiscal 2009 from approximately $3,603,000 in fiscal 2008 due to an overall decrease in sales volume. However, gross margins from continuing operations for fiscal year 2009 were 38% as compared to 43% in fiscal year 2008. The combination of lower sales volumes and an increase in scrap expense recorded to write off obsolete inventory of approximately $150,000 during the year attributed to the decrease in gross margin percentage.

Selling, general and administrative expenses from continuing operations decreased by approximately $178,000 during fiscal 2009 to approximately $2,329,000 from approximately $2,507,000 in fiscal 2008. The decrease in overall expenses was attributable to a decrease in trade show expenses during fiscal 2009 of approximately $60,000, and a decrease of approximately $173,000 related to the SG&A expenses of its Brazilian subsidiary that were mainly attributable to the currency fluctuations of the Brazilian Real. The average monthly exchange rate during fiscal 2008 was 1.74 compared to the average monthly exchange rate of 2.15 during fiscal 2009. The Company recorded increased expenses in legal fees of approximately $50,000, which was mostly attributable to fees related to the Exchange Offer of the Senior Subordinated Secured Convertible Notes that were due September 30, 2009 and exchanged for New Notes due in September 30, 2014.

Research and development expenses from continuing operations for fiscal 2009 decreased approximately $55,000 (37%) to approximately $92,000 from $147,000, in the previous year. The decrease is the result of the reduction in headcount.

For fiscal 2009, Hemagen had an operating loss from continuing operations of approximately $349,000 as compared to $118,000 of operating income in the previous fiscal year. This decrease of approximately $467,000 in operating income is the result of lower revenues combined with lower margins during fiscal 2009.

Net interest expense for fiscal year 2009 increased by approximately $28,000 to $404,000 in 2009 from $376,000 in the prior year. This increase in net interest expense was attributable to a decrease in interest income generated from the note receivable of approximately $16,000 accompanied by an increase in interest expense due to increase in the borrowing rate on the line of credit.

In the current fiscal year, the Company had approximately $21,000 of income tax expense as compared to $129,000 in fiscal year 2008. All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

The net loss reported from discontinued operations of the Raichem division was approximately $78,000 compared to $801,000 of income in the prior year. The prior year income included approximately $1,095,000 gain on the sale of the Raichem division. The loss incurred during the current fiscal year was the result of the final write-down on the remaining inventory.

Net income for fiscal year 2009 decreased by approximately $1,235,000 to $808,000 of net loss compared to net income of approximately $427,000 in the previous year. The majority of this difference is attributable to the net gain of approximately $800,000 from the sale of its subsidiary Reagent Applications, Inc which occurred in fiscal year 2008. Lower revenues, a decrease in gross margins, offset by a reduction in selling, general and administrative expenses contribute to remainder of the decrease in net income for fiscal year 2009.

Liquidity and Capital Resources

At September 30, 2009, Hemagen had $156,314 of unrestricted cash, working capital of $1,370,200 and a current ratio of 1.95 to 1.0. Notwithstanding, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations in the future.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest rate floor of 5.5%. As of September 30, 2009 and December 18, 2009, the Company had $400,000 and $403,000, respectively as outstanding borrowings on the line of credit. As of November 30, 2009, the total borrowing base available to Hemagen on the line was $424,025. The borrowing base is tied to domestic receivables less than 90 days old and inventory of the company and is recalculated monthly.

During fiscal 2009, Hemagen had capital expenditures of approximately $115,000, which included the purchase of automated lab equipment for use in Brazil, office computers and compressors used in the labs.

Cash provided by operating activities was approximately $17,000, cash provided by investing activities was approximately $147,000 and cash used in financing activities was approximately $223,000. The effect of exchange rates on cash in fiscal year 2009 resulted in a positive cash adjustment of approximately $117,000.

Hemagen believes that cash flow from operations and cash on hand at September 30, 2009 will be sufficient to finance its operations for fiscal 2010. The line of credit becomes due on April 1, 2010, and the Company expects to renew the line at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.

On September 30, 2009 the Company successfully completed an offer to exchange $4,048,858 of Old Notes, for New Notes due September 30, 2014. The New Notes bear interest at the rate of 8% per annum, paid quarterly, convertible by holders into Common Stock at $0.35 per share after September 30, 2009. The Company can require the conversion of the New Notes to Common Stock at any time after the Common Stock trades at or above $0.70 for fifteen consecutive trading days.

Fiscal 2009 compared to Fiscal 2008

Hemagen provided approximately $17,000 of cash in its operating activities during fiscal 2009 compared to $266,000 in cash provided from its operating activities in fiscal 2008. The cash provided from the change in operating assets and liabilities was approximately $556,000 in fiscal 2009 compared to $460,000 during fiscal 2008. A large portion of the operating cash provided during the year was generated by the collections on accounts receivable, the sale of inventory, and additional cash provided by the stabilization of the exchange rate between the Dollar and the Real.

Cash provided by investing activities totaled approximately $147,000 in fiscal 2009, as compared to approximately $185,000 used in fiscal 2008. The increase in cash provided in fiscal 2009 was mainly attributable to the receipt of payments made against the note receivable and the sale of a piece of lab equipment, netted against capital expenditures during the year. Approximately half of the 2009 capital expenditures were for the purchase of automated lab equipment for use in the Brazil operations. The Company received principal payments in the amount of $210,000 against its Note receivable during fiscal 2009.

Cash used in financing activities totaled approximately $223,000 in fiscal 2009 as compared to $39,000 provided in fiscal 2008. The cash utilized during the current year, went to paying down the Itau bank notes, and payments to reduce the Company borrowings on the line of credit.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with U.S generally accepted accounting principles requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reporting of amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates have the greatest impact on the preparation of our consolidated financial statements:

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the SEC. Our accounting policies were not affected by the conversion to ASC during the period ended September 30, 2009. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009. Our implementation of this standard did not have a material impact on our consolidated results of operations or financial position. The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through December 18, 2009. There were no subsequent events that required recognition or disclosure in our consolidated results of operations or financial position.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any accounts outstanding longer than the contractual payment terms are considered past due. We maintain allowances for doubtful accounts based on a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual amounts collectible could vary from our estimates and affect our operating results.

Inventories

Inventories are stated at the lower of cost as determined by the first-in, first-out system (“FIFO”) or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 18 months, depending on the product. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements.

See Item 15 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor has informed the company that these limitations represent a material weakness in internal control over financial reporting. Management will continue to evaluate this segregation of duties issue. The Company has worked over the past year and has documented these internal controls. This material weakness has not been remediated.

The internal control report is included in this Annual Report on Form 10-K filed herewith, under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Hemagen’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Executive Officers and Directors

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents information regarding the Directors of the registrant.

Dr. Alan S. Cohen Director Since 1993 Term Expires 2012 Age: 83	Dr. Cohen has served as a Director of Hemagen since its inception. Dr. Cohen has been a Professor of Medicine at Boston University School of Medicine since 1968 and a Professor of Pharmacology since 1974. He is currently Distinguished Professor of Medicine (E). Dr. Cohen is Editor-in-Chief of AMYLOID. The Journal of Protein Folding Disorders. Dr. Cohen served as the Director of the Arthritis Center of Boston University from 1976 to 1994. From 1973 to 1992, Dr. Cohen served as Chief of Medicine of Boston City Hospital. Dr. Cohen is a past president of the American College of Rheumatology. Dr. Cohen received his Bachelor of Arts degree from Harvard College and his M.D. degree from the Boston University School of Medicine.

William P. Hales Director since 1999 Term Expires 2010 Age: 47	William P. Hales has been a Director of Hemagen and its President since October 1, 1999, and has served as Hemagen’s CEO since 2002. Mr. Hales has been the Chairman of the Board of Directors since February 2004. From 1997 to 1999, Mr. Hales was an Investment Banker and Advisor with Jesup & Lamont Securities Corporation, an investment banking and brokerage firm. From 1991 to 1997 Mr. Hales was employed by several brokerage and investment banking firms. Prior to that, Mr. Hales spent six years in public accounting with Ernst & Young and Coopers & Lybrand advising clients on both audit and management consulting.

Edward T. Lutz Director since 2004 Term Expires 2010 Age: 63	Mr. Lutz has been the President and CEO of Lutz Advisors, Inc. since 2001. Prior to that Mr. Lutz served Tucker Anthony Sutro Capital Markets within the Investment Banking Group focusing on the bank and thrift industry. He has over thirty-five years experience in bank regulation, mergers and acquisitions of troubled financial institutions, strategic planning and structuring financial transactions. Over the last 13 years he has specialized in investment banking and consulting to bank and thrift institutions. Mr. Lutz was a member of the board of directors of Union State Bank (NYSE) and U.S.B Holding Bank which as sold to KeyBank in 2008. Mr. Lutz earned his B.A. in Economics from Hofsta University and his M.B.A in Finance from American University.

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	47	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson(a)	44	Controller, Principal Financial and Accounting Officer

(a)	On July 11, 2007, Catherine Davidson was appointed as the Company’s Principal Financial Officer and Principal Accounting Officer. For the five years prior to joining Hemagen, Ms. Davidson served as the Chief Financial Officer of Pepco Building Services, Inc., overseeing the finance and accounting functions of that company and its subsidiaries.

Our Directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Audit Committee

The Audit Committee is comprised of, Edward T. Lutz, (Chairman) and William P. Hales. The Board of Directors has determined that Mr. Lutz meets the standards for independence provided under the Sarbanes-Oxley Act of 2002. All members meet standards of financial literacy. The Board has also determined that Mr. Lutz qualifies as an audit committee financial expert as defined in regulations adopted by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires Hemagen’s executive officers, Directors and persons who own more than 10% of a registered class of Hemagen’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of reports received by it, and upon written representations from the reporting persons, Hemagen believes that during the last fiscal year, all of its executive officers, Directors and 10% shareholders complied with Section 16 reporting except that William P. Hales filed one late Form 4 to report one stock option grant.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies to all of our Directors, officers and employees. The Code of Ethics was filed with the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003, a copy of which is available to any person without charge upon request to the Secretary.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following sets forth compensation paid, earned or awarded to the CEO and the other most highly paid executive officers during the last two fiscal years ended September 30:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
William P. Hales	2009	172,500	—	—	37,852	—	—	39,861	(1)	250,213
	2008	172,500	—	—	—	—	—	41,240	(2)	213,740

Catherine M. Davidson	2009	115,000	—	—	—	—		1,920	(3)	116,920
	2008	115,000	5,000	—	1,187	—		4,800	(4)	125,987

(1)	Represents $26,760 in provision for the use of a company apartment $9,741 for a car allowance and an estimated $3,360 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2008.
(2)	Represents $26,760 in provision for the use of a company apartment, and $8,364 for a leased car and $6,116 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2008.
(3)	Represents Company’s estimated contributions in the Employee Stock Ownership plan for plan year ending September 2009.
(4)	Represents Company’s contributions in the Employee Stock Ownership plan for year ending September 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William P. Hales	250,000	—		—	.20	10/25/2015	—	—	—	—
	406,238	—		—	.19	03/04/2019	—	—	—	—

Catherine M. Davidson	14,000	21,000	(1)	—	.22	04/23/2012	—	—	—	—
	3,333	6,667	(2)	—	.19	01/10/2013	—	—	—	—

(1)	These unexercisable options will vest as follows:

# Options	Vesting Date
7,000	04/23/2010
7,000	04/23/2011
7,000	04/23/2012

(2)	These unexercisable options will vest as follows:

# Options	Vesting Date
3,333	01/10/2010
3,334	01/10/2011

Director Compensation

Non-employee Directors receive a $2,500 cash payment per quarter and receive 2,500 shares each quarter of the Company’s common stock as compensation. Non-employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term. In addition, Non-employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position. The following chart shows director compensation for the fiscal year ending September 30, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan S. Cohen	10,000	800	1,427	—	—	—	12,227
Edward T. Lutz	10,000	800	476	—	—	—	11,276

The following table shows the aggregate number of shares of stock and options held as of September 30, 2009 for each director.

Name	# Shares Common Stock	# Options
Alan S. Cohen	292,044	90,000
Edward T. Lutz	132,401	60,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of November 3, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our Directors and named executive officers, and all of our Directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	3,815,928	(1)	21.2%

Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	(2)	6.3%

Dr. Alan Cohen Director 54 Winston Rd. Newtown, MA 02459	382,044	(3)	2.1%

Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	192,401	(4)	1.1%

Catherine M. Davidson Controller, Principal Financial and Accounting Officer 9033 Red Branch Road Columbia, MD 21045	40,343	(5)	0.2%

All Directors and Executive Officers as a Group (4 persons)	4,430,716		24.6%

(1)	Includes 656,208 shares issuable upon the exercise of options within 60 days, senior subordinated secured convertible notes convertible into 1,957,000 shares of common stock within 60 days and 69,270 shares in the employee ESOP plan as of the plan year ending September 30, 2008.
(2)	Based on Mr. Rothchild’s most recent ownership report filed with the SEC.
(3)	Includes 90,000 shares issuable upon the exercise of options within 60 days.
(4)	Includes 60,000 shares issuable upon the exercise of options within 60 days and 7 undistributed shares in Directors’ 10b5-1 Plan
(5)	Share ownership includes an unvested option to purchase 27,667 shares, 17,333 shares issuable upon the exercise of options within 60 days and 23,010 shares in the employee ESOP plan as of the plan year ending September 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,007,208	(1)	$0.23	3,082,792	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,007,208	(1)	$0.23	3,082,792	(2)

(1)	Amount includes 371,000 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001, 90,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors’ Stock Option Plan approved by the shareholders on April 25, 2000, and 546,208 options for purchases of common stock pursuant to the Company’s 2007 Stock Option Plan approved by the shareholders on April 24, 2007 that have been issued as of September 30, 2009.
(2)	Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan and the 2007 Stock Option plan that have not been issued as of as of September 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director based on the definition of independence contained in the NASDAQ rules and the applicable regulations of the Securities and Exchange Commission. Based on these standards, Edward T. Lutz and Dr. Alan S. Cohen, who comprise a majority of the Board of Directors, both qualify as “independent” directors.

Item 14.	Principal Accountant Fees and Services.

Hemagen’s independent public accountants are Stegman and Company. Stegman and Company has served in that capacity since fiscal year 2007. Aggregate fees billed to Hemagen in fiscal 2009 and 2008 by its principal accountants, Stegman and Company were:

	2008		2009
Audit fees and SAS 100 quarterly review fees	$58,803		$57,456
Audit—related fees	—		—
Tax fees	$11,000	(a)	$7,000	(a)
All other fees	—		—

	$69,803		$64,456

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees. Audit services of Stegman and Company for fiscal 2009 and 2008 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Tax Fees. Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees. Stegman and Company for services other than as described under “Audit Fees” and “Tax Fees” for the 2009 and 2008 fiscal years.

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) and (2) Financial Statements and Schedules

(a)(3) Exhibit List.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (Incorporated by reference to Registration Statement No. 33-52686-B)

3.2	Bylaws (Incorporated by reference to Registration Statement No. 33-52686-B)

4.1	Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on February 10, 1999)

10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2005)

10.25	Settlement agreement dated September 30, 1999 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 7, 1999)

10.29	Form of 8% Senior Subordinated Secured Convertible Note due September 30, 2014 (Hemagen’s Schedule T-O filed with the Commission on September 1, 2009)

10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2000)

10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001)

10.33*	2000 Directors’ Stock Option Plan (Incorporated by reference to Hemagen’s 10-KSB for the year ended September 30, 2008)

Exhibit No.	Description of Exhibit
10.35*	2001 Stock Option Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on January 29, 2001)

10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002)

10.42*	Directors Rule 10b5-1 Stock Purchase Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.44*	Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.45	Trust Agreement for the Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.60	2007 Stock Incentive Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on March 21, 2007)

10.65	Third Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 12, 2007)

10.70	Asset Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.75	Promissory Note between Hemagen Diagnostics, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.80	Inventory Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

14	Code of Ethics Policy (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

16	Letter from Grant Thornton LLP to the Commission (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 18, 2007)

23.1	Consent of Stegman and Company (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

*	Management compensatory contracts.

Hemagen will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Hemagen’s reasonable expenses in furnishing such exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2009	HEMAGEN DIAGNOSTICS, INC.

	By:	/s/ WILLIAM P. HALES
William P. Hales, Chairman of the Board,
President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ WILLIAM P. HALES William P. Hales	Chairman of the Board, President and Chief Executive Officer	December 18, 2009

/s/ ALAN S. COHEN Alan S. Cohen	Director	December 18, 2009

/s/ EDWARD T. LUTZ Edward T. Lutz	Director	December 18, 2009

/s/ CATHERINE M. DAVIDSON Catherine M. Davidson	Principal Financial Officer and Principal Accounting Officer	December 18, 2009

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. Management’s assessment is based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In assessing the internal controls, management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, management acknowledges a material weakness in internal control over financial reporting. As a result, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2009, the Company’s internal control over financial reporting were ineffective. This material weakness has not been remediated.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ WILLIAM P. HALES
William P. Hales
President and Chief Executive Officer
December 18, 2009

/s/ CATHERINE M. DAVIDSON
Catherine M. Davidson
Principal Financial Officer
December 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Stegman and Company

Baltimore, Maryland

December 18, 2009

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$156,314	$98,799
Accounts Receivable, less allowance for doubtful accounts of $69,973 and $62,485 at September 30, 2009 and 2008, respectively	630,020	866,306
Inventories, net	1,703,226	2,037,049
Current Portion of Note Receivable	210,000	210,000
Prepaid expenses and other current assets	120,464	304,038

Total current assets	2,820,024	3,516,192

PROPERTY AND EQUIPMENT; net of accumulated Depreciation and amortization of $6,143,356 and $5,970,504 at September 30, 2009 and 2008, respectively	599,008	697,071

OTHER ASSETS:
Long term portion of Note Receivable	245,000	455,000
Other Assets	54,300	98,057

Total other assets	299,300	553,057

Total Assets	$3,718,332	$4,766,320

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$969,135	$1,127,599
Revolving line of credit	400,000	500,000
Deferred revenue	51,830	102,680
Note payable—Itau Bank	28,859	32,257
Senior subordinated secured convertible notes, net of unamortized discount of $70,587	—	3,979,263

Total current liabilities	1,449,824	5,741,799

LONG-TERM LIABILITIES:
Note payable—Itau Bank, net of current portion	—	119,466
Senior subordinated secured convertible notes	4,049,858	—

Total Long-Term Liabilities	4,049,858	119,466

Total liabilities	5,499,682	5,861,265

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value—1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—30,000,000 shares authorized; 15,345,281 and 15,325,281 shares issued and outstanding at September 30, 2009 and 2008, respectively	153,452	153,252
Additional paid-in capital	22,919,932	22,867,507
Accumulated deficit	(24,734,125)	(23,925,977)
Less treasury stock at cost; 100,000 shares at September 30, 2009 and 2008, respectively	(89,637)	(89,637)
Accumulated other comprehensive loss—currency translation loss	(30,972)	(100,090)

Total stockholders’ deficit	(1,781,350)	(1,094,945)

Total liabilities and stockholders’ deficit	$3,718,332	$4,766,320

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Years Ended September 30, 2009 and 2008

	2009	2008
Net sales	$5,418,928	$6,374,799
Cost of sales	3,346,542	3,602,666

Gross Profit	2,072,386	2,772,133
Operating Expenses:
Selling, general and administrative	2,328,946	2,507,351
Research and development	92,154	146,748

Total operating expenses	2,421,100	2,654,099

Total operating (loss) income from continuing operations	(348,714)	118,034
Other income (expenses)
Interest expense, (net), including $70,595 and $72,988, of debt discount amortization for the periods ending September 30, 2009 and 2008, respectively	(404,087)	(375,671)
Gain on Sale of Assets	43,117	—
Other income (expense)	556	13,609

Total other expense	(360,414)	(362,062)

Net loss, before income taxes, from continuing operations	(709,128)	(244,028)
Income tax expense	(20,821)	(129,333)

Net loss, from continuing operations	(729,949)	(373,361)
(Loss) income, from Discontinued Operations	(78,199)	800,524

Net (loss) income	(808,148)	427,163
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	69,118	(51,560)

Other comprehensive income (loss)	69,118	(51,560)

Comprehensive (loss) income	$(739,030)	$375,603

Net (loss) per share, from continuing operations—Basic	$(0.05)	$(0.02)

Net (loss) per share, from continuing operations—Diluted	$(0.05)	$(0.02)

Net income (loss) per share, from discontinued operations—Basic	$(0.01)	$0.05

Net income (loss) per share, from discontinued operations—Diluted	$(0.01)	$0.05

Net income (loss) per share—Basic	$(0.05)	$0.03

Net income (loss) per share—Diluted	$(0.05)	$0.03

Weighted average common shares used in the calculation of net (loss) income per share—Basic	15,234,651	15,225,289

Weighted average common shares used in the calculation of net (loss) income per share—Diluted	15,234,651	15,229,834

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2009 and 2008

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit

	Shares	Par Value				Shares	Cost
Balance as of October 1, 2007	15,325,281	$153,252	$22,842,290	$(24,353,140)	$(48,530)	100,000	$(89,637)	$(1,495,765)
Net Income	—	—	—	427,163	—	—	—	427,163
Foreign Exchange translation adjustment	—	—	—	—	(51,560)	—	—	(51,560)
Stock Based Compensation	—	—	25,217	—	—	—	—	25,217

Balance at September 30, 2008	15,325,281	$153,252	$22,867,507	$(23,925,977)	$(100,090)	100,000	$(89,637)	$(1,094,945)
Net Loss	—	—	—	(808,148)	—	—	—	(808,148)
Foreign Exchange translation adjustment	—	—	—	—	69,118	—	—	69,118
Stock Based Compensation	—	—	51,075	—	—	—	—	51,075
Issuance of Common Stock	20,000	200	1,350	—	—	—	—	1,550

Balance at September 30, 2009	15,345,281	$153,452	$22,919,932	$(24,734,125)	$(30,972)	100,000	$(89,637)	$(1,781,350)

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOW

For The Years Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net (loss) income	$(808,148)	$427,163
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	156,736	107,552
Amortization of debt discount	70,595	72,988
Stock based compensation	52,625	25,217
Inventory obsolescence	228,199	49,000
Bad debt expense	32,611	15,847
Gain on the sale of assets	(43,117)	(843,632)
Changes in operating assets and liabilities:
Accounts receivable	203,675	118,499
Inventories	105,624	468,832
Prepaid expenses and other assets	227,332	(56,302)
Accounts payable and accrued liabilities	(158,464)	(204,703)
Deferred revenue	(50,851)	84,989

Net cash provided by operating activities	16,817	265,450

Cash flows from investing activities
Purchase of property and equipment	(114,888)	(368,437)
Proceeds from the sale of assets	51,805	8,815
Payments received on Note Receivable	210,000	175,000

Net cash provided (used) by investing activities	146,917	(184,622)

Cash flows from financing activities
Net (payments) borrowings on revolving line of credit	(100,000)	160,000
Payments made on Itau Bank Note	(122,864)	(121,162)

Net cash (used) provided by financing activities	(222,864)	38,838

Effect of exchange rates on cash and cash equivalents	116,645	(27,459)

Net change in cash and cash equivalents	57,515	92,207

Cash, beginning of year	98,799	6,592

Cash, end of year	$156,314	$98,799

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ending September 30, 2009 and 2008

NOTE 1—NATURE OF BUSINESS

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

NOTE 2—FINANCIAL CONDITION

At September 30, 2009, Hemagen had $156,314 of unrestricted cash, working capital of $1,370,200 and a current ratio of 1.95 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest rate floor of 5.5%. As of December 18, 2009, there was $403,000 outstanding on the line. Hemagen believes that cash flow from operations and cash on hand at September 30, 2009 will be sufficient to finance its operations for fiscal 2010. The company’s ability to borrow on the line is based on a borrowing base calculation dependent upon domestic receivables under 90 days and inventory. At November 30, 2009, the amount available to Hemagen to borrow against the line based on the calculation was $ 424,025. The line of credit matures on April 1, 2010 and the Company expects to renew the line at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations. Hemagen has no off-balance sheet financing arrangements.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, it’s wholly owned subsidiaries, Reagents Applications, Inc. (“RAI”) and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

Cash Equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company may have amounts in cash accounts in excess of federally insured limits throughout the year.

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $69,973 and $62,485 on September 30, 2009 and 2008, respectively. The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. The Company had $750,488 and $526,716 of inventory reserves as of September 30, 2009 and 2008, respectively. The reserve as of September 30, 2009 included approximately $76,000 of reserves related to remaining inventory from the Company’s Raichem division that was fully reserved for and approximately $150,000 of additional reserves taken in 2009 for obsolete inventory no longer utilized.

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

Other Assets

Other assets, net at September 30, 2009 and 2008 consists of product registration certificates that are being amortized over their 5 year life, security deposits relating to the facilities that are being leased, and the long term portion of the Note Receivable.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

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

Stock-Based Compensation

At September 30, 2009, options for the purchase of 1,007,208 shares of common stock with a weighted average exercise price of $0.23 were outstanding. During the twelve months ended September 30, 2009, options to purchase 441,208 shares at an exercise price of $.15 per share were granted. During the twelve months ended September 30, 2009, no options were exercised and 1,898,014 options expired or were forfeited.

Under SFAS No. 123R, we have elected to use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

Period Ending September 30,
	2009	2008
Dividend yield	—	—
Expected volatility	95% – 120%	95%–114%
Risk-free interest rate	1.67% – 3.16%	2.46% – 3.78%
Expected life in years	1.5 – 10	5 – 10

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

As of September 30, 2009, there was approximately $11,812 of unrecognized compensation cost related to share-based compensation arrangements that will be fully amortized within 5 years. The options exercisable as of September 30, 2009 have no intrinsic value.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

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

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred. Advertising expenses for fiscal 2008 and 2008 were approximately $21,106 and $20,255, respectively.

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the SEC. Our accounting policies were not affected by the conversion to ASC during the period ended September 30, 2009. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009. Our implementation of this standard did not have a material impact on our consolidated results of operations or financial position. The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through December 18, 2009. There were no subsequent events that required recognition or disclosure in our consolidated results of operations or financial position.

In October 2009, the FASB issued authoritative guidance (ASC ASU No. 2009-13) for multiple-deliverable revenue arrangements, which amend previously issued guidance to require an entity to use and estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are in the process of evaluating when we will adopt this guidance and whether the adoption will have a material impact on our financial position, results of operations, or cash flow.

NOTE 4—RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $684,950 face value of the senior subordinated secured convertible notes due September 30, 2014. Refer to Note 10 for a description of the senior notes.

NOTE 5—INVENTORIES

Inventories at September 30, consist of the following:

	2009	2008
Raw materials	$1,350,828	$1,385,253
Work-in-process	164,183	159,903
Finished goods	938,703	1,018,609

	2,453,714	2,563,765
Less reserves	(750,488)	(526,716)

Inventories, net	$1,703,226	$2,037,049

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at September 30, consists of the following:

	2009	2008
Furniture and equipment	$6,665,360	$6,591,249
Leasehold improvements	77,004	76,326

	6,742,364	6,667,575
Less accumulated depreciation and amortization	(6,143,356)	(5,970,504)

Property and equipment, net	$599,008	$697,071

Depreciation and amortization expense relating to property and equipment was $156,736 and $107,552 for the years ended September 30, 2009 and 2008, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

	2009	2008
Accounts payable—trade	$560,113	$735,516
Accrued professional fees	47,111	30,257
Accrued vacation	81,375	93,508
Accrued taxes	99,081	174,196
Accrued interest	38,355	25,542
Accrued other	143,100	68,580

Accounts payable and accrued liabilities	$969,135	$1,127,599

NOTE 8—LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which was renewed effective March 31, 2009. The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus  3/4% with an interest rate floor of 5.5% and is due April 1, 2010. Maximum borrowings under the line are calculated monthly and are based on the domestic receivables under 90 days and inventory of the Company. As of November 30, 2009, the maximum borrowing on the line based on the calculation was $424,025. The line of credit facility has a first lien on all assets of the Company. At September 30, 2009 and 2008, the outstanding balance was $400,000 and $500,000 on the line of credit, respectively. The Company was in compliance with is bank covenants as of September 30, 2009.

NOTE 9—NOTE PAYABLE

As of September 30, 2009, Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”) financed the purchase of automated equipment to be placed into key customer accounts. As of September 30, 2009, the Company had outstanding borrowings on this note in the amount of $51,798 Reals. These loans bear interest at 1.45% per month or 17.4% annual interest, and are repaid in 24 equal monthly installments. These capital loans are secured by HDC receivables at the ratio of 50% receivable to loan value. The outstanding balance on the loans as of September 30, 2009 and 2008 was $28,859 and $151,724, respectively. Future minimum principal payments on these notes over the next five years are as follows:

Years ending September 30,
2010	$28,859
2011	—

NOTE 10—EXCHANGE OFFER

During September 2009, the Company completed an Exchange Offer of its senior subordinated secured convertible notes due on September 30, 2009. The Company offered to exchange new, modified 8% Senior Subordinated Convertible Notes due 2014 for the outstanding 8% Senior Subordinated Secured Convertible Notes due 2009. The principal features of the Exchange Offer included $4,049,858 principal amount of Senior Subordinated Secured Convertible Notes, due September 30, 2014, which bear interest at the rate of 8% per annum, paid quarterly, convertible by holders into Common Stock at $.35 per share. The Company can require the conversion of these Modified Notes to Common Stock at any time after the Common Stock trades at or above $0.70 for fifteen consecutive trading days.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

The Company has accounted for the Exchange Offer as though the exchange of the entire amount of $4,049,858.01 of the Outstanding Notes was effective as of September 30, 2009, because at September 30, 2009 all of the terms and conditions for the consummation of the exchange offer had been satisfied.

The Modified Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Modified Notes provide that the following are subordinate to (i) a credit facility that is equal to or less than Three Million Dollars ($3,000,000), (ii) any secured financing that is greater than Two Million Dollars ($2,000,000), provided that (A) the Company provides the Holder twenty (20) business days’ written notice of such secured financing, and (B) all of the funds raised in connection with such secured financing shall be used to reduce, on a pro rata basis, the Principal Amount and accrued and unpaid interest owed on the Notes, (iii) real estate financing that the Company may incur for the purchase of a corporate facility provided that the annual mortgage payments are less than the rent expense that the Company pays in the year of such purchase for its leased facilities, and (iv) secured financing not to exceed Four Million Dollars ($4,000,000) at any one time for the purpose of financing an acquisition by the Company of the business of another person or entity.

At September 30, 2008 the unamortized discount on the outstanding notes was $70,587. At September 30, 2009 the discount had been fully amortized.

NOTE 11—STOCKHOLDERS’ EQUITY

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists solely of foreign currency translation adjustments totaling $30,972 and $100,090 at September 30, 2009 and 2008, respectively.

Stock Options

On April 30, 2009, the shareholders voted to amend the 2007 Stock Incentive Plan to increase the number of shares authorized to be issued under the plan from 1,500,000 to 3,000,000.

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

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

Changes in options outstanding are summarized as follows:

	Shares	Weighted- Average Exercise Price
Balance, October 1, 2007	2,289,514	$1.11
Granted	247,000	0.22
Exercised	—	—
Cancelled or expired	(72,500)	0.24

Balance, September 30, 2008	2,464,014	$1.11
Granted	441,208	0.18
Exercised	—	—
Cancelled or expired	(1,898,014)	1.28

Balance, September 30, 2009	1,007,208	0.23

Exercisable at September 30, 2009	917,208	$0.24

The following table summarizes information about stock options outstanding At September 30, 2009:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price
0.09 – 0.15	85,000	8.0	0.13
0.16 – 0.24	762,208	7.5	0.19
0.25 – 0.34	55,000	5.3	0.28
0.35 – 0.59	50,000	8.6	0.35
0.60 – 0.70	35,000	3.3	0.68
0.71 – 0.97	20,000	2.4	0.97

0.09 – 0.97	1,007,208	7.2	0.23

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 2009 and 2008:

	2009	2008
Dividend yield	—	—
Expected volatility	95% – 120%	95% – 114%
Risk-free interest rate	1.67% – 3.16%	2.46% – 3.78%
Expected life in years	1.5 – 10	5 – 10

The weighted average grant date fair value of options granted during 2009 and 2008 was $40,349 and $28,484, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

Stock Rights Purchase Agreement

In fiscal year 1999, the Company’s Board of Directors implemented a Stock Purchase Rights Agreement (the “Agreement”). Under the Agreement, as amended, the Company declared a dividend of one common share purchase right (a “Right”) for each share of the Company’s outstanding common stock as of February 10, 1999. Each Right entitles the holder to purchase from the Company $4.00 worth of Company common stock at a per-share price equal to 50 percent of the current market price. The Rights become exercisable only if a person or group, as defined in Section 13(d)(3) of Securities Exchange Act of 1934, as amended, acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces a tender offer that would result in beneficial ownership of 15 percent or more of the Company’s outstanding common stock. Pursuant to a Board of Directors’ resolution dated January 9, 2003, William P. Hales, the Company’s current Chief Executive Officer, who is a stockholder and a debtholder of the company, is exempt under the Agreement. The Rights, which expired on January 27, 2009, are redeemable in whole, but not in part, at the Company’s option at $0.001 per Right at any time prior to the earlier of ten days after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or the expiration date of the Rights. No rights have been exercised under this agreement. The Company is currently evaluating a new stock rights purchase plan agreement.

NOTE 12—INCOME TAXES

For the years ended September 30, 2009 and 2008, domestic and foreign (losses) or income before income taxes from continuing operations are as follows:

Years ended September 30,	2009	2008
Domestic	$(856,046)	$(680,132)
Foreign	146,918	436,104

Net loss from continuing operations, before income taxes	$(709,128)	$(244,028)

For the fiscal years ended September 30, 2009 and 2008, the Company had current income tax expense of approximately $20,821 and $129,333 respectively which related to foreign income tax expenses from its Brazilian subsidiary. The difference between income taxes on continuing operations provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2009	2008
Federal tax at statutory rate	34%	34%
Valuation Allowance	(34)	(34)
Current tax benefit of operating losses	—	—
Impact of international operations	29.0	29.0

	29.0%	29.0%

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

Deferred tax assets (liabilities) are comprised of the following at September 30, 2009 and 2008:

	2009	2008
Net operating loss carry forwards	$7,198,000	$6,947,000
Inventory reserve	300,000	203,000
Accounts receivable reserve	9,000	13,000
Debt conversion cost	—	69,000
Other	68,000	56,000

Total deferred tax assets	7,575,000	7,288,000

Basis difference in fixed assets	(38,000)	18,000

Net deferred tax assets	7,537,000	7,306,000
Valuation allowance	(7,537,000)	(7,306,000)

Total reported deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of the net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2009 the Company had approximately $21,169,000 of federal operating loss carry-forwards, respectively, available to offset future taxable income, which expire on various dates through 2029. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually. The Company also had Brazilian net operating loss carry-forwards of approximately $754,000 available to offset future Brazilian taxable income.

NOTE 13—SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, excluding sales to the company’s subsidiary in Brazil, from continuing operations, amounted to approximately $1,378,000 or 24% of total sales in 2009 and $1,020,000, or 14% of total sales in 2008. Export sales to Europe were approximately $992,000 or 18% of total sales in 2009 and $620,000 or 10% of total sales in 2008. Sales to the Company’s Brazilian subsidiary, which are eliminated in the consolidated financial statements, were approximately $1,097,000 and $1,030,000 in 2009 and 2008, respectively.

At September 30, 2009 and 2008, the Company had approximately $125,900 and $89,600 of cash in foreign bank accounts.

NOTE 14—GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

The following table sets forth revenue and assets, for continuing operations, by geographic location.

	United States*	Brazil	Consolidated
September 30, 2009:
Revenues	$3,228,975	$2,189,953	$5,418,928
Long-lived assets	454,467	443,841	898,308
September 30, 2008:
Revenues	$3,881,199	$2,493,600	$6,374,799
Long-lived assets	698,139	466,657	1,164,796

*	Includes export sales to countries other than Brazil of approximately $1,358,000 and $992,000 in 2009 and 2008, respectively.

The long-lived assets include property and equipment, intangibles, and long-term notes receivable, net of any depreciation and amortization.

NOTE 15—COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases lasting through 2012. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,
2010	232,244
2011	238,889
2012	181,814
2013	—
2014	—

Rent expense from continuing operations was approximately $357,000 and $356,000 for 2009 and 2008, respectively.

Employee Benefit Plans

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the 401(k) Plan agreement. No Company contributions were made to the 401(k) Plan in during fiscal years 2009 and 2008.

Effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Employer has no obligations to contribute any amount under this plan except as so determined at its sole discretion. Employees are eligible to participate in the ESOP after 90 days of active employment and fully vest in the benefits after five years of service. The Company’s contributions to the ESOP were 200,000 shares of common stock for fiscal year 2009, and $40,000 in cash during fiscal 2008. The 200,000 shares were deposited into the plan account on October 7, 2009 at a market price of $.07 per share. The $16,000 cost of these shares contributed was accrued in the year ended September 30, 2009. At September 30, 2009 and 2008, the ESOP owned approximately 485,478 (excluding 200,000 shares eared by the

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

ESOP in 2009 but not deposited until October 7, 2009) shares and 448,666 shares of Hemagen common stock, respectively, that were purchased in the open market by the ESOP. In addition, as of September 30, 2009 the ESOP plan had $11,346 of cash available to purchase additional shares in the open market. The shares owned by the ESOP, approximately 685,478 shares, represent approximately 4% of the shares outstanding.

Directors Plan

The Company maintains a rule 10b5-1 Stock Purchase Plan (the 10b5-1 Plan) for its Non-employee Directors for which the company deposited cash as part of the directors compensation plan. Effective October 1, 2008, the director compensation plan changed and the Non-employee Directors now receive a $2,500 cash payment and 2,500 shares of the Company’s common stock each quarter. The 10b5-1 plan will continue to purchase shares in the open market until the cash balance is depleted.

NOTE 16—NET LOSS PER SHARE OF COMMON STOCK

Basic earnings per share excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents outstanding, unless the impact of those equivalents is antidilutive. The computation of weighted average shares outstanding for fiscal years 2009 and 2008 is as follows:

	2009	2008
Common shares outstanding for basic EPS	15,234,651	15,225,289
Shares issued upon assumed exercise of outstanding stock options	—	4,545

Weighted average number of common and common equivalent shares outstanding for diluted EPS	15,234,651	15,229,834

Common share equivalents outstanding at September 30, 2009 and 2008 totaling 12,578,208 and 7,863,814 shares, respectively, including currently outstanding stock options and convertible debt, were not included in the denominator for diluted income per share as their effect was anti-dilutive.

NOTE 17—DISCONTINUED OPERATIONS

During fiscal 2008 the Company sold the assets of its wholly-owed subsidiary Reagents Applications, Inc. The results of the operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending September 30, 2009 and September 30, 2008.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2009 and 2008

Results from discontinued operations, net of income tax, for the periods ending September 30, 2009 and 2008 are as follows:

	2009	2008
Net sales	$129,695	$497,509
Costs of sales	207,894	546,566

Gross Profit	(78,199)	(49,057)

Operating expenses:
Selling, general and administrative	—	243,528
Research and development	—	1,708

Total operating costs and expenses	—	245,236

Operating loss	(78,199)	(294,293)
Other income (expenses):
Interest Income (net)	—	—
Other Income (expense)	—	—
Gain on Sale of Assets	—	1,094,817

Total other income (expense)	—	1,094,817

Net income (loss) before income taxes	(78,199)	800,524
Income Tax	—	—

Net (loss) income from discontinued operations	$(78,199)	$800,524

Cost of sales during 2009 and 2008 includes approximately $78,000 and $49,000, respectively of additional reserves recorded for remaining Raichem inventory being sold under an Inventory Purchase Agreement. In the Inventory Purchase Agreement the Company agreed to sell the inventory from this division to the purchaser at cost, less any overhead charges. Selling and general administrative expenses for 2008 included rent owed under a lease agreement that expired in May 2008, legal fees associated with the sale of Raichem and facility related shut-down expenses.

NOTE 18—SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2009	2008
Cash paid for interest	$379,938	$364,275

Cash paid for income taxes (Brazil)	$20,821	$129,333

Total PP&E purchases	$114,888	$606,735
Financed portion of equipment purchases	—	238,298

Cash paid for PP&E purchases	$114,888	$368,437