Form 10-Q
period 2009-12-31
HEMAGEN DIAGNOSTICS INC
filed 2010-02-16
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.

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

As of December 31, 2009, the registrant had 15,550,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I   -  Financial Information

Item 1.  -  Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	September 30, 2009
ASSETS

CURRENT ASSETS:

Cash	$79,302	$156,314
Accounts receivable, less allowance for doubtful accounts of $63,333 and $69,973 at December 31, 2009 and September 30, 2009, respectively	547,608	630,020
Inventories, net	1,730,751	1,703,226
Current portion of note receivable	210,000	210,000
Prepaid expenses and other current assets	127,035	120,464

Total current assets	2,694,696	2,820,024

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,198,230 and $6,143,356 at December 31, 2009 and September 30, 2009, respectively	568,627	599,008

OTHER ASSETS:

Long term portion of note receivable	192,500	245,000
Other assets	54,068	54,300
Total other assets	246,568	299,300

Total Assets	$3,509,891	$3,718,332

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2009 (unaudited)	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$870,226	$969,135
Revolving line of credit	424,000	400,000
Deferred revenue	33,829	51,830
Note Payable – Itau Bank	4,514	28,859
Total Current Liabilities	1,332,569	1,449,824

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,382,427	5,499,682

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; 15,550,281 and 15,345,281 issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	155,502	153,452
Additional paid-in capital	22,933,537	22,919,932
Accumulated deficit	(24,868,142)	(24,734,125)
Accumulated other comprehensive loss-currency translation loss	(3,796)	(30,972)
Less treasury stock at cost; 100,000 shares at December 31, 2009 and September 30, 2009, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,872,536)	(1,781,350)
Total Liabilities and Stockholders’ Deficit	$3,509,891	$3,718,332

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31, 2009	December 31, 2008
Net Sales	$1,151,793	$1,386,350
Cost of Sales	642,669	877,646
Gross Profit	509,124	508,704
Operating Expenses:
Selling, general and administrative	531,222	621,221
Research and development	16,880	22,957
Total operating expenses	548,102	644,178
Total operating loss	(38,978)	(135,474)
Other income (expenses):
Interest expense (net), includes $19,203 for the three months ended December 31, 2008 of debt discount amortization	(84,678)	(99,846)
Other expenses	(85)	(49)
Gain on sale of assets	--	43,117
Total other expense	(84,763)	(56,778)

Net loss before income taxes	(123,741)	(192,252)

Income Tax expense	10,276	16,248

Net loss:	(134,017)	(208,500)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27,176	(186,594)
Comprehensive loss:	$(106,841)	$(395,094)

Loss per share - Basic	$(0.01)	$(0.01)
Loss per share - Diluted	$(0.01)	$(0.01)
Weighted average common shares used in calculation of earnings (loss) per share - Basic	15,436,966	15,225,281
Weighted average common shares used in calculation of earnings (loss) per share – Diluted	15,436,966	15,225,281

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
Cash flows from operating activities:	2009	2008
Net loss	$(134,017)	$(208,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43,265	37,038
Amortization of debt discount	--	19,203
(Gain) on sale of assets	--	(43,118)
Provision for Bad Debts	(7,904)	21,340
Stock Based Compensation	15,655	2,731
Changes in operating assets and liabilities:
Accounts receivable	90,316	91,158
Prepaid expenses and other current assets	(6,571)	164,111
Inventories	(27,525)	163,380
Accounts payable and accrued expenses	(98,908)	(169,805)
Other assets	231	34,703
Deferred revenue	(18,001)	21,489
Net cash (used in) provided by operating activities	(143,459)	133,730

Cash flows from investing activities:
Purchase of property and equipment	(2,730)	(95,259)
Proceeds from sale of assets	--	51,805
Payments Received on Notes Receivable	52,500	52,500
Net cash provided by (used in) investing activities	49,770	9,046

Cash flows from financing activities:
Net borrowings on Line of Credit	24,000	--
Payments on Notes – Itau Bank	(24,345)	(55,568)
Net cash used in financing activities	(345)	(55,568)

Effects of foreign exchange rate	17,022	(38,241)

Net (decrease) increase in cash and cash equivalents	(77,012)	48,967

Cash and cash equivalents at beginning of period	156,314	98,799

Cash and cash equivalents at end of period	$79,302	$147,766
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$60,562	$95,164

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-Q.  These financial statements should be read together with the financial statements and notes in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009.  Our implementation of this standard did not have a material impact on our consolidated results of operations or financial position. The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through February 16, 2010. There were no subsequent events that required recognition or disclosure in our consolidated results of operations or financial position.

In October 2009, the FASB issued authoritative guidance (ASC ASU No. 2009-13) for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use and estimate selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are in the process of evaluating when we will adopt this guidance and whether the adoption will have a material impact on our financial position, results of operations, or cash flow.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2009 and 2008, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2009 and 2008, respectively.

	Three Months Ended December 31,
	2009	2008

Numerator:
Net loss	$(137,017)	$(208,500)

Denominator:
Weighted –average shares outstanding	15,436,966	15,225,281
Effect of dilutive shares	--	--
Denominator for diluted earnings per share	15,436,966	15,225,281

Basic Earnings per share	$(0.01)	$(0.01)
Diluted Earnings per share	$(0.01)	$(0.01)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended December 31,
	2009	2008

Convertible notes	11,571,000	5,399,800
Options to purchase common stock	1,007,208	2,464,014
Total antidilutive instruments	12,578,208	7,863,814

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2009:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2009	1,007,208	$0.23	6.96
Granted	--	--	--
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – December 31, 2009	1,007,208	$0.23	6.96
Options exercisable – December 31, 2009	917,208	$0.24	7.33

No options were granted during the three months ending December 31, 2009 or 2008.

The Company has elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of December 31, 2009, there was $10,557 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 4 years.  The options exercisable as of December 31, 2009 have no intrinsic value.

NOTE 5 – INVENTORIES

    Inventories at December 31, 2009 and September 30, 2009, respectively, consist of the following:

	December 31, 2009	September 30, 2009

Raw Materials	$1,276,761	$1,350,828
Work-in-process	115,622	164,183
Finished goods	1,065,222	938,703
	2,457,605	2,453,714
Less reserves	(726,854)	(750,488)
Inventories, net	$1,730,751	$1,703,226

NOTE 6 – LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required, which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010. The company expects to renew the line at that time, but no assurances can be made in this regard.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of December 31, 2009, the outstanding balance on the line of credit was $424,000 with an effective interest rate of 5.50%. As of February 8, 2010 the outstanding balance on the line was $398,000. As of December 31, 2009, the Company was not in compliance with certain of its debt covenants and has received a waiver from Bay National Bank.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

During September 2009, the Company completed an Exchange Offer of its senior subordinated secured convertible notes due on September 30, 2009. The Company offered to exchange new, modified 8% Senior Subordinated Convertible Notes due 2014 for the outstanding 8% Senior Subordinated Secured Convertible Notes due 2009. The principal features of the Exchange Offer included $4,049,858 principal amount of Senior Subordinated Secured Convertible Notes, due September 30, 2014, which bear interest at the rate of 8% per annum, paid quarterly, convertible by holders into Common Stock at $0.35 per share. The Company can require the conversion of these Modified Notes to Common Stock at any time after the Common Stock trades at or above $0.70 for fifteen consecutive trading days.

The Company has accounted for the Exchange Offer as though the exchange of the entire amount of $4,049,858 of the Outstanding Notes was effective as of September 30, 2009, because at September 30, 2009 all of the terms and conditions for the consummation of the Exchange Offer had been satisfied.

The Modified Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Modified Notes provide that the Modified Notes are subordinate to the following: (i) a credit facility that is equal to or less than Three Million Dollars ($3,000,000), (ii) any secured financing that is greater than Two Million Dollars ($2,000,000), provided that (A) the Company provides the Holder twenty (20) business days’ written notice of such secured financing, and (B) all of the funds raised in connection with such secured financing shall be used to reduce, on a pro rata basis, the principal amount and accrued and unpaid interest owed on the Modified Notes, (iii) real estate financing that the Company may incur for the purchase of a corporate facility provided that the annual mortgage payments are less than the rent expense that the Company pays in the year of such purchase for its leased facilities, and (iv) secured financing not to exceed Four Million Dollars ($4,000,000) at any one time for the purpose of financing an acquisition by the Company of the business of another person or entity.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under FASB ASC 280, Segment Reporting.
The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the three months ended December 31, 2009 and 2008 respectively.

	United* States	Brazil	Consolidated
December 31, 2009:
Revenues	526,483	625,310	1,151,793
Long-lived assets	392,718	422,477	815,195
December 31, 2008:
Revenues	793,236	593,114	1,386,350
Long-lived assets	655,257	408,848	1,064,105

 *Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the three months ending December 31, 2009 and 2008, the Company has received $52,500 and $52,500, respectively, in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note.

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

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2009
Compared to the Three Month Period Ended December 31, 2008

Revenues for the three-month period ended December 31, 2009 decreased by approximately $234,000 (17%) to approximately $1,152,000 from approximately $1,386,000 for the same period ended December 31, 2008.  The decrease is due to a decline in sales of Analyst consumables of approximately $68,000, a decline in sales of Analyst ® equipment of approximately $76,000 and a decline in sales of Virgo ® products of approximately $78,000. Consumable sales can vary substantially from quarter to quarter based on distributor orders.  Brazil had an overall increase in sales for the quarter of approximately $32,000 which was attributable to the gain in the foreign currency translation during the first quarter of the year compared to the first quarter of 2009. Brazil sales in local currency actually declined by approximately R$266,000 or 19% during the first quarter of 2010.

Cost of product sales decreased by approximately $235,000 (27%) to approximately $643,000 from approximately $878,000 for the same period last year.  Cost of product sales as a percentage of sales decreased to 56% from 63% from the same period last year. The decrease in cost of sales as a percentage of sales is predominately attributable to a reduction of scrap and handling expenses during the first quarter of 2010.

Research and development expenses decreased approximately $6,000 from the same quarter last year.  The decrease was the result of the departure of an employee.

The Company continues to work to complete several research and development programs including:

•	Upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses decreased by approximately $90,000 (14%) for the quarter ended December 31, 2009 to approximately $531,000 from approximately $621,000 in the previous period.  Approximately $57,000 of this decrease was due to a reduction in travel and travel related expenses during the first quarter of 2010 as compared to the first quarter of 2009. The Company also had a reduction in payroll related expenses of approximately $ 44,000 due to the termination of several employees.

Total other expenses for the three months ended December 31, 2009 increased by $28,000 to approximately $85,000 from approximately $57,000 from the period ended December 31, 2008.
During the first quarter of 2009 there were two items included in total other expenses that were not present during the first quarter of 2010. The Company recognized a gain on the sale of assets of approximately $43,000 which reduced the total other expenses during that quarter along with recording approximately $19,000 of amortization expense related to the senior notes. During the first quarter of 2010 the Company did not sell any assets and no amortization was recorded.  Interest expense decreased by approximately $1,000 and interest income decreased by approximately $5,000 due to the declining balance on the note receivable during the first quarter of 2010 as compared to the first quarter of the prior year.

Income tax expense for the quarter ended December 31, 2009 was approximately $10,000 as compared to approximately $16,000 for the quarter ended December 31, 2008.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The net income before tax for the Company’s Brazilian subsidiary for the period ended December 31, 2009 was approximately $76,000 compared to a net loss before tax of approximately $62,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 24% which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net loss for the period decreased by approximately $74,000 for the three months ended December 31, 2009 to approximately $134,000 compared to a net loss of approximately $208,000 in the prior year quarter. The reduction in net loss is attributable to higher margins and an overall reduction of SG&A expenses during the current fiscal quarter.

Liquidity and Capital Resources

At December 31, 2009, Hemagen had $79,302 of cash, working capital of $1,362,127 and a current ratio of .5 to 1.0.  At September 30, 2009, the Company had $156,314 of cash, working capital of $1,370,200 and a current ratio of 2.0 to 1.0.

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required, which was renewed effective March 31, 2009.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5% and is due April 1, 2010. The Company expects to renew the line at this time, but no assurances can be made in this regard. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of December 31, 2009, the outstanding balance on the line of credit was $424,000 with an effective interest rate of 5.50%. As of February 8, 2010, the current outstanding balance on the line of credit was $398,000. As of December 31, 2009, the Company was not in compliance with certain of its debt covenants and has received a waiver from Bay National Bank.

The Company believes that cash flow from operations and cash on hand at December 31, 2009 will be sufficient to finance its operations for the remainder of fiscal 2010.  However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

On September 30, 2009, the Company successfully completed an Exchange Offer of $4,049,858 of Old Notes, for Modified Notes due September 30, 2014.  The Modified Notes bear interest at the rate of 8% per annum, paid quarterly, convertible by holders into Common Stock at $0.35 per share after September 30, 2009.  The Company can require the conversion of the Modified Notes to Common Stock at any time after the Common Stock trades at or above $0.70 for fifteen consecutive trading days.

Net cash used in operating activities during the three months ended December 31, 2009 was approximately $143,000 compared to cash provided by operating activities of approximately $134,000 during the three month period ended December 31, 2008.  Although during both quarters the Company sustained an operating loss, the Company had higher collections on accounts receivable and sold more inventory during the period ending December 31, 2008, most of which was attributable to the sale of the Company’s Raichem subsidiary and the inventory purchase agreement that was in place at the time.

Approximately $50,000 of cash was provided from investing activities during the three month period ended December 31, 2009 as compared to approximately $9,000 of cash provided for investing activities during the three month period ended December 31, 2008.  The cash provided during the current quarter was generated by the payments made against the note receivable. The cash provided from investing activities during the three month period ended December 31, 2008 was generated from the sale of lab equipment and payments against the note receivable, offset by approximately $95,000 of equipment purchases.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $52,500, for both three month periods ended December 31, 2009 and 2008.

Cash used by financing activities was approximately $500 during the three month period ended December 31, 2009, compared to cash used by financing activities of approximately $56,000 for the three month period ended December 31, 2008.  During fiscal 2008, the Company’s Brazilian subsidiary secured financing to purchase lab equipment for use with our products. During the three months ended December 31, 2009 and December 31, 2008 the Company made payments against these Notes in the amount of $24,345 and $55,568, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of December 31, 2009 except for the matters described below.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Hemagen’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2009	6,500	$0.09	6,500	-
November 1-30, 2009	-	-	-	-
December 1-31, 2009	2,620	$0.09	2,620	-
Total	9,120	$0.09	9,120	-

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

None

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

Hemagen Diagnostics, Inc. (Registrant)

February 16, 2010	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
(Principal /Executive Officer)

February 16, 2010	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
(Principal Financial Officer)