Form 10-Q
period 2010-03-31
HEMAGEN DIAGNOSTICS INC
filed 2010-05-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

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

As of March 31, 2010, the registrant had 15,555,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; March 31, 2010 (unaudited) and September 30, 2009	3

		Consolidated Statements of Operations; Three and Six Months Ended March 31, 2010 and 2009 (unaudited)	5

		Consolidated Statements of Cash Flows; Six Months Ended March 31, 2010 and 2009 (unaudited)	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	14

	Item 5	Other Information	14

	Item 6.	Exhibits	15

SIGNATURES			16

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

PART I - Financial Information

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$143,621	$156,314
Accounts receivable, less allowance for doubtful accounts of $56,603 and $69,973 at March 31, 2010 and September 30, 2009, respectively	699,410	630,020
Inventories, net	1,567,550	1,703,226
Current portion of note receivable	210,000	210,000
Prepaid expenses and other current assets	109,723	120,464

Total current assets	2,730,304	2,820,024

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,199,381 and $6,143,356 at March 31, 2010 and September 30, 2009, respectively	503,487	599,008

OTHER ASSETS:

Long term portion of note receivable	140,000	245,000
Other assets	47,144	54,300
Total other assets	187,144	299,300

Total Assets	$3,420,935	$3,718,332

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2010	September 30, 2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$773,194	$969,135
Revolving line of credit	398,000	400.000
Deferred revenue	33,270	51,830
Note Payable – Itau Bank	1,802	28,859
Total Current Liabilities	1,206,266	1,449,824

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,256,124	5,499,682

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; 15,555,281 and 15,345,281 issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	155,552	153,452
Additional paid-in capital	22,935,292	22,919,932
Accumulated deficit	(24,805,303)	(24,734,125)
Accumulated other comprehensive loss-currency translation loss	(31,093)	(30,972)
Less treasury stock at cost; 100,000 shares at March 31, 2010 and September 30, 2009, respectively.	(89,637)	(89,637)

Total Stockholders’ Deficit	(1,835,189)	(1,781,350)
Total Liabilities and Stockholders’ Deficit	$3,420,935	$3,718,332

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Net Sales	$1,421,374	$1,300,624	$2,573,167	$2,686,974
Cost of Sales	766,426	775,903	1,409,095	1,653,549
Gross Profit	654,948	524,721	1,164,072	1,033,425
Operating Expenses:
Selling, general and administrative	495,700	572,963	1,026,921	1,194,184
Research and development	5,232	16,437	22,112	39,394
Total operating expenses	500,932	589,400	1,049,033	1,233,578
Total operating income (loss)	154,016	(64,679)	115,039	(200,153)
Other income (expenses):
Interest expense (net), including $19,517 and $38,719 for the three and six months periods ended March 31, 2009, of debt discount amortization.	(83,146)	(98,418)	(167,824)	(198,264)
Other income	3,230	449	3,144	400
Gain on sale of assets	25,291	--	25,291	43,117
Total other expense	(54,625)	(97,969)	(139,389)	(154,747)

Net income (loss), before income taxes	99,391	(162,648)	(24,350)	(354,900)

Income Tax expense	36,552	223	46,828	16,471

Net income (loss):	$62,839	$(162,871)	$(71,178)	$(371,371)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27,297)	19,849	(121)	(166,745)
Comprehensive income (loss):	$35,542	$(143,022)	$(71,299)	$(538,116)

Earnings (loss) per share - Basic	$0.00	$(0.01)	$(0.00)	$(0.02)
Earnings (loss) per share - Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,455,003	15,234,039	15,445,885	15,233,344
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,455,003	15,234,039	15,445,885	15,233,344

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
Cash flows from operating activities:	2010	2009
Net Loss	$(71,178)	$(371,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	83,615	74,066
Amortization of debt discount	--	38,719
(Gain) on sale of assets	(25,291)	(43,117)
Provision for Bad Debts	(10,512)	30,841
Stock Based Compensation	17,460	6,690
Changes in operating assets and liabilities:
Accounts receivable	(58,878)	157,033
Prepaid expenses and other current assets	10,741	169,036
Inventories	135,676	159,173
Accounts payable and accrued expenses	(195,941)	(200,011)
Other assets	7,156	38,233
Deferred revenue	(18,559)	17,342
Net cash provided by (used in) operating activities	(125,711)	76,634

Cash flows from investing activities:
Purchase of property and equipment	(3,336)	(111,848)
Proceeds from sale of assets	39,912	51,805
Payments Received on Notes Receivable	105,000	105,000
Net cash provided by investing activities	141,576	44,957

Cash flows from financing activities:
Payments on Line of Credit	(2,000)	(25,000)
Payments on Notes – Itau Bank	(27,057)	(80,534)
Net cash used in financing activities	(29,057)	(105,534)

Effects of foreign exchange rate	499	(24,418)

Net decrease in cash and cash equivalents	(12,693)	(8,361)

Cash and cash equivalents at beginning of period	156,314	98,799

Cash and cash equivalents at end of period	$143,621	$90,438
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$185,745	$185,805

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 and 2009

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

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009.  In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

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

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2010 and 2009.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$62,839	$(162,871)	$(71,178)	$(371,371)

Denominator:
Weighted –average shares outstanding	15,455,003	15,234,039	15,445,885	15,233,344
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,455,003	15,234,039	15,445,885	15,233,344

Basic Earnings per share	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted Earnings per share	$0.00	$(0.01)	$(0.00)	$(0.02)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Convertible notes	11,571,000	5,399,800	11,571,000	5,399,800
Options to purchase common stock	1,007,208	2,465,903	1,007,208	2,465,294
Total antidilutive instruments	12,578,208	7,865,703	12,578,208	7,865,094

NOTE 4 – STOCK BASED COMPENSATION
The following table summarizes the Company’s stock option activity for the six months ended March 31, 2010:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2009	1,007,208	$0.23	6.71
Granted	--	--	--
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – March 31, 2010	1,007,208	$0.23	6.71
Options exercisable – March 31, 2010	934,208	$0.24	7.00

Under SFAS No. 123R, “Share-Based Payment” we use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Dividend yield	--	--	--	--
Expected volatility	--	105.2%	--	95.1% - 105.25%
Risk-free interest rate	--	1.67%	--	1.67% - 2.45%
Expected life in years	--	1.5	--	1.5

We have elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of March 31, 2010, there was $9,302 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options both issued and exercisable as of March 31, 2009 have no intrinsic value.

NOTE 5 - INVENTORIES

    Inventories at March 31, 2010 and September 30, 2009 consist of the following:

	March 31,	September 30,
	2010	2009
Raw Materials	$1,225,194	$1,350,828
Work-in-process	63,032	164,183
Finished goods	975,616	938,703
	2,263,842	2,453,714
Less reserves	(696,292)	(750,488)
Inventories, net	$1,567,550	$1,703,226

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with Bay National Bank (the "Bank") for the purpose of financing working capital needs as required which pursuant to its original terms was scheduled to expire on April 1, 2010.

However, in connection with a capital restoration plan that it has announced pubicly, the Bank has granted Hemagen a three month extension until August 1, 2010 to relocate the line of credit.  We are currently talking with several parties and hope that we will be able to secure a line of credit elsewhere but can give no assurances that our efforts will be successful. Our Bay National line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5%.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of March 31, 2010, the outstanding balance on the line of credit was $398,000 with an effective interest rate of 5.50%. As of March 31, 2010, the Company was in compliance with its debt covenants.

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

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, “in accordance with GAAP”

The following table sets forth revenue for the periods reported and assets by geographic location for the six months ended March 31, 2010 and 2009.

	United* States	Brazil	Consolidated
March 31, 2010:
Revenues	$1,327,625	$1,245,542	$2,573,167
Long-lived assets	$313,000	$377,631	$690,631

March 31, 2009:
Revenues	$1,634,437	$1,052,537	$2,686,974
Long-lived assets	$590,458	$403,206	$993,664
* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the six months ending March 31, 2010 and 2009, the Company has received $105,000 in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to "Forward Looking Statements" following the Index in front of this Form 10-Q.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the Company’s financial condition and results of operations.  This discussion should be read in conjunction with the financial statements and notes thereto beginning on page 1.

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

Results of Operations

The Three Month Period Ended March 31, 2010
Compared to the Three Month Period Ended March 31, 2009

Revenues for the three-month period ended March 31, 2010 increased by approximately $120,000 (9%) to approximately $1,421,000 from approximately $1,301,000 for the three-month period ended March 31, 2009.  The overall increase in revenues is mainly attributable to an increase in sales from our Brazilian subsidiary of approximately $161,000 during the current year verses the same period last year, as well as an improvement in the Brazilian currency, the Real, this quarter verses the year ago quarter. The Real to the dollar averaged 1.81 during the current quarter as compared to 2.33 for the same quarter a year ago. Sales in the Analyst division increased by approximately $35,000 over the same quarter last year. However, such increases were offset by a decrease in sales in the autoimmune line of approximately $62,000 from the same period last year.

Cost of product sales decreased approximately $10,000 (1%) to approximately $766,000 from approximately $776,000 for the same period a year ago.  Cost of product sales as a percentage of sales decreased to 53% from 59% from the same period last year. This decrease in cost of sales as a percentage of sales is primarily attributed to the higher sales volume and a reduction in outside consulting expenses.

Research and development expenses decreased by approximately $11,000 (68%) to approximately $5,000 during the second quarter of 2010. There was approximately $16,000 of expenses during the same quarter in 2009.  This decrease was the result of the reduction of certain outside consulting expenses.

The Company continues toward working to complete several research and development programs including:

•
Taking steps related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses decreased by approximately $77,000 (13%) for the quarter ended March 31, 2010 to approximately $496,000 from approximately $573,000 in the previous period.  Approximately half of this decrease in expenses resulted lower headcount and the remainder was a reduction in travel expenses during the quarter.

Total other expenses for the three months ending March 31, 2010 decreased by $43,000 to approximately $55,000 from approximately $98,000 from the period ending March 31, 2009.  The decrease in net other expense is primarily attributed to the following:  a decrease in amortization expense on the Senior Subordinated Convertible Notes of approximately $20,000 during the current quarter, and the recognition of a gain on the sale of equipment during the current quarter of approximately $25,000. The Senior Subordinated Convertible Notes were refinanced during September of 2009 and there is no longer any discount being recognized in fiscal 2010.

Income tax expense for the quarter ended March 31, 2010 was approximately $37,000 as compared to approximately $1,000 of expense for the quarter ended March 31, 2009.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The net income before tax for the Company’s Brazilian subsidiary for the period ending March 31, 2010 was approximately $81,000 compared to net income before tax of approximately $20,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 29% year to date which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period increased by approximately $226,000 for the three months ended March 31, 2010 to net income of approximately $63,000 compared to a net loss of approximately $163,000 in the same quarter of the prior year. The increase in net income is directly attributable to higher sales and a reduction of expenses.

The Six Month Period Ended March 31, 2010
Compared to the Six Month Period Ended March 31, 2009

Revenues for the six month period ended March 31, 2010 decreased by approximately $114,000 (4%) to approximately $2,573,000 from $2,687,000 for the same period ended March 31, 2009. The decrease in revenues is attributed primarily to the decline in sales in the Analyst® division during the six month period ending March 31, 2010 of approximately $90,000 verses the prior year quarter, a decrease in the autoimmune line, excluding sales to the Company’s Brazilian subsidiary, dropped approximately $164,000 during the current period but was offset by an increase in sales from the Brazilian subsidiary.  Although sales in local Brazilian currency were approximately R$213,000 lower from that of the prior year, the stabilization of the Brazilian Real resulted in increased overall US sales. The average exchange rates for the six month periods ended March 31, 2010 and 2009 were 1.78 and 2.31, respectively.

Cost of product sales decreased by approximately $245,000 (14%) to approximately $1,409,000 from approximately $1,654,000 for the same period last year.  Cost of product sales as a percentage of sales decreased to approximately 54% compared to 61% for the same period last year. The decrease in cost of sales as a percentage of revenue was due to a reduction of operating expenses due to headcount, reduced certain outside consulting services expenses and reduced facilities maintenance expenses.

Research and development expenses decreased by approximately $17,000 (43%) during the six months ended March 31, 2010 to approximately $22,000 from $39,000 in 2009.  This decrease was the result of an employee termination and a reduction of certain outside consulting expenses.

Selling, general and administrative expenses decreased by approximately $167,000 (13%) for the six months ended March 31, 2010 to approximately $1,027,000 from approximately $1,194,000 in the previous period.  The decrease in expenses was due to reduced headcount and reduced travel and entertainment expenses during the current year.

Total other expenses for the six months ending March 31, 2010 decreased by approximately $15,000 to approximately $139,000 from approximately $154,000 from the six month period ending March 31, 2009.  Approximately $39,000 of this lower expense was due to the fact that during 2010 there was no amortization expense incurred related to the Senior Subordinated Convertible notes. This expense savings was offset by a decrease in interest income of approximately $10,000 which occurred due to the declining principal balance on the Note receivable. There was also a net decrease of approximately $18,000 in the amounts recorded as a gain on the sale of assets between the two periods.

Income tax expense for the six months ended March 31, 2010 was approximately $47,000 as compared to $16,000 for the six months ended March 31, 2009.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the six-month period ending March 31, 2010 was approximately $157,000 compared to a net loss before tax of approximately $42,000 in the prior year. The Brazilian income tax is calculated at an effective rate of approximately 29% which takes into consideration our use of  net loss carry forwards from prior periods.

Net loss decreased by approximately $300,000 for the six months ended March 31, 2010 to a net loss of approximately $71,000 compared to a net loss of approximately $371,000 in the six month period ended March 31, 2009.  The decrease in net loss was the result of higher margins and a reduction of operating expenses during 2010.

Liquidity and Capital Resources

At March 31, 2010, Hemagen had $143,621 of cash, working capital of $1,524,038 and a current ratio of 2.2 to 1.0.  At September 30, 2009, the Company had $156,314 of cash, working capital of $1,370,200 and a current ratio of 1.9 to 1.0.

The Company has a revolving line of credit with Bay National Bank (the "Bank") for the purpose of financing working capital needs as required which pursuant to its original terms was scheduled to expire on April 1, 2010.

However, in connection with a capital restoration plan that it has announced publicly, the Bank has granted Hemagen a three month extension until August 1, 2010 to relocate the line of credit.  We are currently talking with several parties and hope that we will be able to secure a line of credit elsewhere but can give no assurances that our efforts will be successful. Our Bay National line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5%.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company.  The line of credit facility has a first lien on all assets of the Company.  As of March 31, 2010, the outstanding balance on the line of credit was $398,000 with an effective interest rate of 5.50%. As of May 14, 2010 the current outstanding balance on the line of credit remained at $398,000. As of March 31, 2010, the Company was in compliance with its debt covenants.

The Company believes that cash flow from operations and cash on hand at March 31, 2010 will be sufficient to finance its operations for the remainder of fiscal 2010, however, the Company can give no assurances that it will have sufficient cash finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash used by operating activities during the six months ended March 31, 2010 was approximately $126,000 compared to cash provided of approximately $77,000 during the six months ended March 31, 2009.  This disparity from year to year was caused mainly by the increase in accounts receivable of approximately $59,000 in the current year compared to a decrease in accounts receivable due to collections in the prior year of approximately $157,000 and the reduction of prepaid expenses of approximately $169,000 during the period ending March 31, 2009 due mainly to the recognition of Brazilian taxes recoverable and the receipt of prepaid items.

Approximately $142,000 of cash was generated from investing activities during the six months ended March 31, 2010 as compared to approximately $45,000 of cash generated by investing activities during the six months ended March 31, 2009.  Cash was generated by the payments made on the Note receivable and the sale of a piece of lab equipment.  During the six months ended March 31, 2009 the Company purchased approximately $112,000 of lab equipment for use in the Brazil operations. This expenditure accounts for the majority of the difference in the year to year comparisons.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $105,000, for both six months ended March 31, 2010 and 2009, respectively, against the Note receivable.

Cash used in financing activities was approximately $29,000 during the six months ended March 31, 2010, compared to cash used in financing activities of approximately $106,000 for the six months ended March 31, 2009.  The decrease in cash used in financing activities was primarily due to the reduction in the payments on the notes related to equipment to be placed in customer labs in Brazil that were financed through the Brazilian subsidiary. During the six months ended March 31, 2010 and 2009, the Company made payments against this note in the amount of approximately
$27,000 and $81,000, respectively. We expect that this note will be paid in full by the end of the third quarter of 2010. The Company also made payments against its line of credit in each period ending March 31, 2010 and 2009, in the amounts of $2,000 and $25,000, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of March 31, 2010 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2010	19,500	$0.097	19,500	-
February 1-28, 2010	9,750	$0.090	9,750	-
March 1-31, 2010	15,800	$0.090	15,800	-
Total	45,050	$0.093	45,050	-

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

Hemagen Diagnostics, Inc. (Registrant)

May 14, 2010	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

May 14, 2010	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer