Form 10-Q
period 2010-06-30
HEMAGEN DIAGNOSTICS INC
filed 2010-08-16
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

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

As of June 30, 2010, the registrant had 15,560,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; June 30, 2010 (unaudited) and September 30, 2009	3

		Consolidated Statements of Operations; Three and Nine Months Ended June 30, 2010 and 2009 (unaudited)	5

		Consolidated Statements of Cash Flows; Nine Months Ended June 30, 2010 and 2009 (unaudited)	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	14

	Item 5	Other Information	15

	Item 6.	Exhibits	15

SIGNATURES			16

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

PART I   -  Financial Information

Item 1.  -  Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	September 30, 2009
ASSETS

CURRENT ASSETS:
Cash	$221,640	$156,314
Accounts receivable, less allowance for doubtful accounts of $57,494 and $69,973 at June 30, 2010 and September 30, 2009, respectively	645,070	630,020
Inventories, net	1,465,568	1,703,226
Current portion of note receivable	210,000	210,000
Prepaid expenses and other current assets	203,333	120,464

Total current assets	2,745,611	2,820,024

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,239,083 and $6,143,356 at June 30, 2010 and September 30, 2009, respectively	480,092	599,008

OTHER ASSETS:

Long term portion of note receivable	87,500	245,000
Other assets	41,889	54,300
Total other assets	129,389	299,300

Total Assets	$3,355,092	$3,718,332

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30, 2010 (unaudited)	September 30, 2009
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$707,862	$969,135
Revolving line of credit	398,000	400,000
Deferred revenue	31,325	51,830
Note Payable – Itau Bank	--	28,859
Total Current Liabilities	1,137,187	1,449,824

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,187,045	5,499,682

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 30,000,000 shares authorized; 15,560,281 and 15,345,281 issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	155,602	153,452
Additional paid-in capital	22,947,450	22,919,932
Accumulated deficit	(24,813,316)	(24,734,125)
Accumulated other comprehensive loss-currency translation loss	(32,052)	(30,972)
Less treasury stock at cost; 100,000 shares at June 30, 2010 and September 30, 2009, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,831,953)	(1,781,350)
Total Liabilities and Stockholders’ Deficit	$3,355,092	$3,718,332

_______________________
The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Sales	$1,317,712	$1,386,660	$3,890,879	$4,073,634
Cost of Sales	702,850	832,810	2,111,945	2,486,359
Gross Profit	614,862	553,850	1,778,934	1,587,275
Operating Expenses:
Selling, general and administrative	506,443	565,545	1,533,364	1,759,728
Research and development	(2,157)	35,734	19,955	75,128
Total operating expenses	504,286	601,279	1,553,319	1,834,856
Total operating income (loss) from continuing operations	110,576	(47,429)	225,615	(247,581)
Other income (expenses):
Interest expense (net), including $20,234 and $58,953 for the three and nine month periods ended June 30, 2009, of debt discount amortization.	(83,870)	(111,004)	(251,694)	(309,268)
Other income	47	44	3,191	444
Gain on sale of assets	--	--	25,291	43,117
Total other expense	(83,823)	(110,960)	(223,212)	(265,707)

Net income (loss), before income taxes, from continuing operations	26,753	(158,389)	2,403	(513,288)

Income Tax expense	34,766	2,816	81,594	19,288

Net income (loss) from continuing operations:	$(8,013)	$(161,205)	$(79,191)	$(532,576)

(Loss) Income from Discontinued Operations	--	(78,199)	--	(78,199)
Net Income (Loss):	(8,013)	(239,404)	(79,191)	(610,775)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(959)	157,161	(1,080)	(9,584)
Comprehensive income (loss):	$(8,972)	$(82,243)	$(80,271)	$(620,359)

Earnings (loss) per share, from continuing operations - Basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Earnings (loss) per share, from continuing operations - Diluted	$0.00	$(0.01)	$(0.01)	$(0.03)
Earnings (loss) per share, from discontinued operations - Basic	$0.00	$(0.01)	$0.00	$(0.01)
Earnings (loss) per share, from discontinued operations - Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Earnings (loss) per share - Basic	$0.00	$(0.02)	$(0.01)	$(0.04)
Earnings (loss) per share - Diluted	$0.00	$(0.02)	$(0.01)	$(0.04)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,459,567	15,240,281	15,450,446	15,231,819
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,459,567	15,240,281	15,450,446	15,231,819

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
Cash flows from operating activities:	2010	2009
Net Loss	$(79,191)	$(610,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	122,259	114,182
Amortization of debt discount	--	58,953
Gain on sale of assets	(25,291)	(43,117)
(Recovery of) / Provision for Bad Debts	(9,720)	27,802
Stock Based Compensation	29,669	49,285
Changes in operating assets and liabilities:
Accounts receivable	(5,330)	104,332
Prepaid expenses and other current assets	(82,870)	122,026
Inventories	237,658	237,212
Accounts payable and accrued expenses	(261,273)	(98,697)
Other assets	12,411	52,301
Deferred revenue	(20,505)	(14,773)
Net cash provided by (used in) operating activities	(82,183)	(1,269)

Cash flows from investing activities:
Purchase of property and equipment	(17,946)	(114,078)
Proceeds from sale of assets	39,912	51,805
Payments Received on Notes Receivable	157,500	157,500
Net cash provided by investing activities	179,466	95,227

Cash flows from financing activities:
Payments on Line of Credit	(2,000)	(15,000)
Payments on Notes – Itau Bank	(28,859)	(91,513)
Net cash used in financing activities	(30,859)	(106,513)

Effects of foreign exchange rate	(1,098)	69,686

Net increase in cash and cash equivalents	65,326	57,131

Cash and cash equivalents at beginning of period	156,314	98,799

Cash and cash equivalents at end of period	$221,640	$155,930

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$276,604	$289,219

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 and 2009

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2010 and 2009.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$(8,013)	$(239,404)	$(79,191)	$(610,775)

Denominator:
Weighted –average shares outstanding	15,459,567	15,240,281	15,450,446	15,231,819
Effect of dilutive shares	--	313	--	2,727
Denominator for diluted earnings per share	15,459,567	15,240,594	15,450,446	15,234,546

Basic Earnings per share	$0.00	$(0.02)	$(0.01)	$(0.04)
Diluted Earnings per share	$0.00	$(0.02)	$(0.01)	$(0.04)

Diluted net income (loss) per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Convertible notes	11,571,000	5,399,800	11,571,000	5,399,800
Options to purchase common stock	2,962,208	2,889,222	2,962,208	2,889,222
Total antidilutive instruments	14,533,208	8,289,022	14,533,208	8,289,022

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2010:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2009	1,007,208	$0.23	6.46
Granted	1,955,000	0.11	9.92
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – June 30, 2010	2,962,208	$0.15	8.74
Options exercisable – June 30, 2010	1,046,208	$0.22	7.04

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	--	--	--	--
Expected volatility	125.86%	120.20%	125.86%	95.1% - 120.20%
Risk-free interest rate	3.34%	3.16%	3.34%	1.67% - 3.16%
Expected life in years	10	10	10	1.5 - 10

We have elected to incur stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of June 30, 2010, there was $127,688 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 3 years.

The fair value of the 1,955,000 options issued during 2010 was $130,177. The Company had 105,000 options issued and exercisable as of June 30, 2010 with an aggregate intrinsic value of $9,540.

NOTE 5 - INVENTORIES

    Inventories at June 30, 2010 and September 30, 2009 consist of the following:

	June 30, 2010	September 30, 2009
Raw Materials	$1,119,809	$1,350,828
Work-in-process	135,923	164,183
Finished goods	881,827	938,703
	2,137,559	2,453,714
Less reserves	(671,991)	(750,488)
Inventories, net	$1,465,568	$1,703,226

NOTE 6 - LINE OF CREDIT

The Company entered into a revolving line of credit facility with Bay National Bank on or about September 26, 2002 for the purpose of financing working capital needs as required.  Bay National Bank entered into a Consent Order with the Office of the Comptroller of Currency (the "OCC") earlier this year and on July 9, 2010, Bay National Bank was closed by the OCC, which appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver of the Bank. The FDIC has advised that subsequent to the closure, Bay Bank, FSB, Lutherville, Maryland, assumed the operations and all of the deposits of Bay National Bank, acquiring essentially all of its assets.

While the original terms of this line of credit facility contemplated its expiration on April 1, 2010, Bay National Bank granted an extension to August 1, 2010.  Recently Bay Bank, FSB granted a further extension to September 1, 2010 while the bank and the company discuss the disposition of the line.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5%.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility is secured by first lien on all assets of the Company. As of June 30, 2010, the outstanding balance on the line of credit facility was $398,000 with an effective interest rate of 5.50%, and the Company was in compliance with its debt covenants.

We are currently talking with several parties, including Bay Bank, FSB, and we are hopeful that we will be able to secure financing for the purpose of replacing this line of credit facility and/or further extending its expiration with Bay Bank, FSB.  However, we can give no assurances that our efforts will be successful in this regard.

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

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment.

The following table sets forth revenue for the periods reported and assets by geographic location for the nine months ended June 30, 2010 and 2009.

	United* States	Brazil	Consolidated
June 30, 2010:
Revenues	$1,973,358	$1,917,521	$3,890,879
Long-lived assets	$263,326	$346,155	$609,481
June 30, 2009:
Revenues	$2,477,340	$1,596,294	$4,073,634
Long-lived assets	$522,060	$430,206	$952,266

*Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ended December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications, Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the nine months ended June 30, 2010 and 2009, the Company has received $157,500 in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note.

NOTE 10 – DISCONTINUED OPERATIONS

On October 8, 2007, the Company sold the assets of its wholly-owned subsidiary Reagents Applications, Inc.  The results of operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ended June 30, 2010 and 2009.

Results from discontinued operations, net of income tax, for the three and nine month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$--	$91,911	$--	$129,695
Costs of sales	--	170,110	--	207,894
Gross Profit	--	(78,199)	--	(78,199)

Operating expenses:
Selling, general and administrative	--	--	--	--
Research and development	--	--	--	--
Total operating costs and expenses	--	--	--	--

Operating loss	--	(78,199)	--	(78,199)

Other income (expenses):
Other Income (expense)	--	--	--	--
Gain on Sale of Assets	--	--	--	--
Total other income (expense)	--	--	--	--

Net income (loss) before income taxes	--	(78,199)	--	(78,199)

Income Tax	--	--	--	--
Net income (loss) from discontinued operations	--	(78,199)	--	(78,199)

The revenues generated for the three and nine month periods ended June 30, 2009 resulted from the sale of inventory from the discontinued division.  Pursuant to an inventory agreement, the remaining inventory was being sold at cost to the purchaser for a period of eighteen months subsequent to the sale.  The operating loss as shown above was created by the additional inventory reserve recorded to fully reserve all remaining inventory in this division.

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

Results of Operations

The Three Month Period Ended June 30, 2010
Compared to the Three Month Period Ended June 30, 2009

Revenues for the three-month period ended June 30, 2010 decreased by approximately $69,000 (5%) to approximately $1,318,000 from approximately $1,387,000 for the three-month period ended June 30, 2009. Sales in the Analyst division decreased by approximately $129,000 driven mainly by the lower revenues from equipment sales, and sales in the autoimmune line, not including Brazil, decreased by approximately $62,000.  These decreases were offset by an increase in sales from Brazil of approximately $128,000, which was attributed to an overall increase in sales during the current quarter combined with an improvement in the Brazilian currency, the Real. The Real to the dollar averaged 1.80 during the current quarter as compared to 2.09 for the same quarter a year ago.

Cost of sales decreased approximately $130,000 (16%) to approximately $703,000 from approximately $833,000 for the same period a year ago.  Cost of product sales as a percentage of sales decreased to 53% from 60% from the same period last year. This decrease in cost of sales as a percentage of sales is primarily attributed to the reduction of personnel and outside consulting expenses.

Research and development expenses decreased by approximately $38,000 (106%). This decrease was the result of the reduction of certain outside consulting expenses.

The Company continues toward working to complete several research and development programs including:

•
Taking steps related to upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market and alternative tests utilizing the Analysts’ rotor technology;

•	Developing new and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses decreased by approximately $60,000 (11%) for the quarter ended June 30, 2010 to approximately $506,000 from approximately $566,000 in the previous period.  The majority of this decrease in expenses resulted from lower headcount, a reduction  in travel expenses during the quarter, offset by a slight increase in facility expenses and legal fees.

Total other expenses for the quarter ended June 30, 2010 decreased by $27,000 (24%) to approximately $84,000 from approximately $111,000 from the period ending June 30, 2009.  The decrease in net other expense is primarily attributed to a decrease in amortization expense related to the Senior Subordinated Convertible Notes of approximately $20,000. The Senior Subordinated Convertible Notes were refinanced during September 2009 and there is no discount being recognized in fiscal year 2010. Interest expense decreased during the current quarter as compared to the same quarter last year due to the declining balance on the Brazil equipment notes which were paid off during the quarter ended June 30, 2010.

Income tax expense for the quarter ended June 30, 2010 was approximately $35,000 as compared to approximately $3,000 of expense for the quarter ended June 30, 2009.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

Net loss for the period decreased by approximately $153,000 for the three months ended June 30, 2010 to a net loss of approximately $8,000 compared to a net loss of approximately $161,000 in the same quarter of the prior year. The decrease in net loss is attributable to a higher gross margin and a reduction of expenses.

The Nine Month Period Ended June 30, 2010
Compared to the Nine Month Period Ended June 30, 2009

Revenues for the nine month period ended June 30, 2010 decreased by approximately $183,000 (4%) to approximately $3,891,000 from $4,074,000 for the same period ended June 30, 2009. The decrease in revenues is attributed primarily to the decline in sales in the Analyst® division during the nine month period ending June 30, 2010 of approximately $242,000 verses the prior year quarter, a decrease in the autoimmune line, excluding sales to the Company’s Brazilian subsidiary, dropped approximately $237,000 during the current period but was offset by an increase in sales from the Brazilian subsidiary by approximately $321,000.  Although sales in local Brazilian currency were approximately R$133,000 lower from that of the prior year, the stabilization of the Brazilian Real resulted in increased overall US sales. The average exchange rates for the nine month periods ended June 30, 2010 and 2009 were 1.79 and 2.24, respectively.

Cost of product sales decreased by approximately $374,000 (15%) to approximately $2,112,000 from approximately $2,486,000 for the same period last year.  Cost of product sales as a percentage of sales decreased to approximately 54% compared to 61% for the same period last year. The decrease in cost of sales as a percentage of revenue was due to a reduction of operating expenses due to headcount, reduced certain outside consulting services expenses and reduced facilities maintenance expenses.

Research and development expenses decreased by approximately $55,000 (73%) during the nine months ended June 30, 2010 to approximately $20,000 from $75,000 in 2009.  This decrease was the result of the reduction of certain outside consulting expenses.

Selling, general and administrative expenses decreased by approximately $227,000 (13%) for the nine months ended June 30, 2010 to approximately $1,533,000 from approximately $1,760,000 in the previous period.  The decrease in expenses was primarily due to reduced headcount and reduced travel and entertainment expenses during the current year.

Total other expenses for the nine months ended June 30, 2010 decreased by approximately $43,000 to approximately $223,000 from approximately $266,000 from the nine month period ending June 30, 2009.  Approximately $59,000 of this lower expense was due to the fact that during 2010 there was no amortization expense incurred related to the Senior Subordinated Convertible notes as compared to 2009. This expense savings was offset by a decrease in interest income of approximately $15,000 which occurred due to the declining principal balance on the Note receivable. There was a net decrease of approximately $18,000 in the amounts recorded as a gain on the sale of assets between the two periods and a decrease in interest expense related to the bank notes in Brazil which were fully paid off during this quarter.

Income tax expense for the nine months ended June 30, 2010 was approximately $82,000 as compared to $19,000 for the nine months ended June 30, 2009.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the nine month period ending June 30, 2010 was approximately $255,000 compared to net income before tax of approximately $91,000 in the prior year. The Brazilian income tax is calculated at an effective rate of approximately 29% which takes utilizes net loss carry forwards from prior periods.

Net loss decreased by approximately $532,000 for the nine months ended June 30, 2010 to a net loss of approximately $79,000 compared to a net loss of approximately $611,000 in the nine month period ended June 30, 2009.  The decrease in net loss was the result of higher margins and a reduction of operating expenses during 2010. Included in the net loss for the nine month period ending June 30, 2009 was a net loss from discontinued operations of approximately $78,000, which occurred due to the additional reserves that were recorded on the remaining inventory.

Liquidity and Capital Resources

At June 30, 2010, Hemagen had $221,640 of cash, working capital of $1,608,425 and a current ratio of 2.4 to 1.0.  At September 30, 2009, the Company had $156,314 of cash, working capital of $1,370,200 and a current ratio of 1.9 to 1.0.

The Company entered into a revolving line of credit facility with Bay National Bank on or about September 26, 2002 for the purpose of financing working capital needs as required.  Bay National Bank entered into a Consent Order with the Office of the Comptroller of Currency (the "OCC") earlier this year and on July 9, 2010, Bay National Bank was closed by the OCC, which appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver of the Bank. The FDIC has advised that subsequent to the closure, Bay Bank, FSB, Lutherville, Maryland, assumed the operations and all of the deposits of Bay National Bank, acquiring essentially all of its assets.

While the original terms of this line of credit facility contemplated its expiration on April 1, 2010, Bay National Bank granted an extension to August 1, 2010.  Recently Bay Bank, FSB granted a further extension to September 1, 2010 while the bank and the company discuss the disposition of the line.  The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5%.  Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility is secured by first lien on all assets of the Company. As of June 30, 2010, the outstanding balance on the line of credit facility was $398,000 with an effective interest rate of 5.50%, and the Company was in compliance with its debt covenants.

We are currently talking with several parties, including Bay Bank, FSB, and we are hopeful that we will be able to secure financing for the purpose of replacing this line of credit facility and/or further extending its expiration with Bay Bank, FSB.  However, we can give no assurances that our efforts will be successful in this regard.

The Company believes that cash flow from operations and cash on hand at June 30, 2010 will be sufficient to finance its operations for the remainder of fiscal 2010, however, the Company can give no assurances that it will have sufficient cash finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash used by operating activities during the nine months ended June 30, 2010 was approximately $82,000 compared to cash used of approximately $1,000 during the nine months ended June 30, 2009.  This variance from year to year was caused mainly by the increase in accounts receivable of  $5,330 in the current year compared to a decrease in accounts receivable due to collections in the prior year of approximately $104,000 and the increase in prepaid expenses during the current year period of approximately $83,000 versus the reduction of prepaid expenses of approximately $122,000 during the period ending June 30, 2009 due mainly to the recognition of Brazilian taxes recoverable and the receipt of prepaid items. During the nine month period ending June 30, 2010 the Company also paid down approximately 261,000 of account payable and accrued expenses as compared to approximately $99,000 in the prior year.

Approximately $179,000 of cash was generated from investing activities during the nine months ended June 30, 2010 as compared to approximately $95,000 of cash generated by investing activities during the nine month period ended June 30, 2009.  Cash was generated by the payments made on the Note receivable and the sale of lab equipment.  During the nine months ended June 30, 2010 the Company purchased approximately $18,000 of capital assets compared to approximately $114,000 in the prior year, which was primarily lab equipment for use in the Brazil operations.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $157,500, for each of the nine month periods ended June 30, 2010 and 2009 against the Note receivable.

Cash used in financing activities was approximately $31,000 during the nine months ended June 30, 2010, compared to cash used in financing activities of approximately $107,000 for the nine months ended June 30, 2009.  The decrease in cash used in financing activities was primarily due to the reduction in the payments on the notes related to equipment to be placed in customer labs in Brazil that were financed through the Brazilian subsidiary. During the nine months ended June 30, 2010 and 2009, the Company made payments against these notes in the amount of approximately $28,000 and $92,000, respectively. This note has been paid in full as of June 30, 2010. The Company also made payments against its line of credit in each period ending June 30, 2010 and 2009, in the amounts of $2,000 and $15,000, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer (Principal Executive Officer), William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of June 30, 2010 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2010	--	--	--	-
May 1-31, 2010	--	--	--	-
June 1-30, 2010	8,060	$0.098	8,060	-
Total	8,060	$0.098	8,060	-

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

Hemagen Diagnostics, Inc. (Registrant)

August 16, 2010	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer

August 16, 2010	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer