Form 10-K
period 2010-09-30
HEMAGEN DIAGNOSTICS INC
filed 2010-12-23
CIK 892822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2010, was $1,231,803 based on a closing price of $0.09 per share of Common Stock. As of December 17, 2010, 15,470,281 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEMAGEN DIAGNOSTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains forward-looking statements. Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and by the context in which they are used. Such statements, whether express or implied, are based on current expectations of the company and speak only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Hemagen undertakes no obligation to update any forward-looking statements as a result of new information or to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward-looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with the laws and regulations administered by the United States Food and Drug Administration, changes in the relative strength of the U.S. Dollar and Brazilian Reals, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions and other factors disclosed in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

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

Recent Developments

During fiscal 2010 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability. Some of the important steps taken toward achieving those goals were as follows:

•	Hemagen bolstered its manufacturing, scientific and sales capabilities by recruiting several key employees and consultants.

•	During the year, the Company renewed its working capital line with Bay Bank.

•	The Company looked for opportunities to consolidate operations into more efficient space, and continues to seek out and implement cost reductions.

•	The Company improved financial performance despite revenue decline through strategic management of expenses.

•	The Company is working on redesigning and developing several new products.

Technology

Analyst Instrument System

Hemagen acquired a rotor based technology for use in the Analyst® in 1998. The Analyst® is a bench-top centrifugal clinical chemistry analyzer. The Analyst® utilizes a consumable rotor that contains dry prepackaged reagents. The Analyst® spins the rotor, mixing the patient sample with the dry reagents, producing a result in approximately ten minutes. Hemagen currently markets four types of rotors providing a variety of clinical chemistry tests, which are 510(k) cleared by the FDA for the human medical market and four types of rotors that are exclusively sold for the veterinary market. The Analyst® instrument has been designated by the Clinical Laboratory Improvements Amendments (CLIA) as a moderately complex system, and is therefore suitable for both the physician and veterinary office laboratories. Hemagen’s blood chemistry and Analyst® system assays are used to aid in the monitoring and measurement of health profiles, such as cholesterol, blood urea nitrogen, triglycerides, glucose and uric acid.

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

Immunofluorescence or “IFA” Products

Hemagen’s immunofluorescence products consist primarily of diagnostic assays for infectious diseases and several products for autoimmune diseases. Immunofluorescence kits are used as primary or confirmatory tests in many large clinical laboratories worldwide. Hemagen currently sells 15 kits in the immunofluorescence format.

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

Hemagen markets its Virgo® product line in South America through its wholly owned subsidiary, Hemagen Diagnosticos Comerico, Importacao e Exportacao, Ltd. (“HDC”) in Sao Paulo, Brazil. Hemagen also engages numerous distributors throughout South America. HDC maintains a fully staffed sales, marketing and distribution force, warehouse and administrative office. In fiscal years 2010 and 2009, Hemagen derived product sales through HDC of $2,593,000 and $2,190,000 respectively, which represents 49% and 41% of Hemagen’s total sales from continuing operations, respectively.

Products Under Development

Hemagen spent approximately $25,000 and $92,000 on research and development for the fiscal years ended September 30, 2010, and 2009, respectively.

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

Most components used in Hemagen’s products are available from multiple sources. Certain raw materials that are used in the Analyst® rotors are manufactured for the Company pursuant to manufacturing agreements with other manufacturing companies that have been reliable vendors for the Company for many years. The Company continues to consider other potential vendors, including itself, or alternative vendors for manufacturing although there can be no assurances that we will be able to develop any new suppliers for these raw materials used in the Analyst® product line.

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

Hemagen is registered with the FDA as a device manufacturer and to disclose its devices. Accordingly, Hemagen is subject to inspection on a routine basis for compliance with the FDA’s Quality System Regulations. These regulations require that Hemagen manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing, process control and distribution activities. In addition, Hemagen is required to comply with various FDA requirements for labeling, pursuant to the applicable regulations. The most recent inspections by the FDA were in October 2010 for the Columbia, MD facility. The results of those inspections can be reviewed at www.fda.gov., the content of which is not incorporated herein. Finally, the FDA prohibits an approved device from being marketed for unapproved applications. Hemagen believes it is in compliance with all such regulations.

In January 2004, the Company received CE certification thereby allowing the Company to sell certain of its registered products in the European Community.

In October 2009, the Company received ISO 13485 certification in order to market additional products in the European Community and Canada. In October 2010 Hemagen was re-audited for the ISO and was recertified for 2011.

Competition

The clinical diagnostic industry is highly competitive. There are many companies, both public and private, engaged in diagnostics-related sales, including a number of well-known pharmaceutical and chemical companies. Competition is based primarily on product reliability, customer service and price. Many of these companies have substantially greater capital resources and marketing and business organizations that are substantially greater in size than Hemagen. Many of these companies have also been working on immunodiagnostic reagents and products, including some products believed to be similar to those currently marketed or under development by Hemagen. Hemagen believes that its primary competitors in the market include Abaxis Inc., Bion, Bio-Rad Laboratories, Corgenix Medical Corporation, Diamedix Corporation, Heska Corporation, IDEXX Laboratories, Inc., Immco Diagnostics, INOVA Diagnostics, Inc., and Trinity Biotech Plc, among others. Hemagen expects competition within this industry to intensify.

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

Employees

As of September 30, 2010, Hemagen had twenty-three full-time employees and six employees working on a contractual basis. Seventeen employees are in sales, marketing, general and administrative activities and twelve (including contractual personnel) are involved in production activities.

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

Hemagen maintains its principal administrative office, laboratory and production operations in a 27,400 square foot leased facility in Columbia, Maryland. The Company plans to reduce the space it utilizes in the Columbia, MD facility to 20,100 square feet by March 31, 2011 and has received a commitment from the landlord to subsidize $154,400 in the form of a tenant improvement allowance. Under the Columbia lease, which runs through June 30, 2012, Hemagen will pay approximately $234,000 (assuming 27,400 square feet leased) per year in rent for the upcoming fiscal year.

Hemagen’s subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil. The lease, which expired on June 30, 2006, has been extended without a definitive stated term. Either party can terminate with 60 days notice. This subsidiary paid approximately $74,000 during fiscal 2010 in rent for this space. Management is currently seeking to relocate to a less expensive, and more efficient and effective space.

Management believes that all of the properties are adequately insured.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Hemagen’s Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB.” On November 30, 2010, the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.04 and $0.10 per share, respectively.

For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during fiscal 2010 and 2009. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2010
First Quarter	$0.11	$0.07
Second Quarter	$0.11	$0.05
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.10	$0.06

Fiscal 2009
First Quarter	$0.15	$0.05
Second Quarter	$0.15	$0.06
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.16	$0.07

As of November 9, 2010, there were 162 holders of record of Hemagen’s Common Stock, which Hemagen believes represents approximately 1,330 beneficial owners.

Dividends

Hemagen has never paid cash dividends. Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2010	13,130	$0.098	13,130	—
August 1-30, 2010	9,422	$0.100	9,422	—
September 1-30, 2010	16,120	$0.090	16,120	—

Total	38,672	$0.095	38,672	—

(1)	Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration. The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.
(2)	There is no maximum number of shares that may be purchases under the Company’s Employee Stock Ownership Plan.

Item 6.	Selected Financial Data.

Not applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

Refer to “Forward Looking Statements” following the Index in the front of this Form 10-K.

Overview

Revenues from continuing operations for the fiscal year ended September 30, 2010 were $5,220,170 compared to revenues for fiscal 2009 of $5,418,928; gross margin for fiscal 2010 was $2,356,205 compared to gross margin for fiscal 2009 of $2,072,386; and the net loss from continuing operations for fiscal 2010 was $156,314 compared to the net loss from continuing operations for fiscal 2009 of $729,949. Overall net loss for fiscal 2009, including discontinued operations, was $808,148. The comprehensive loss for fiscal 2010 was $107,428 compared to comprehensive loss of $739,030 for fiscal 2009.

Historically, Hemagen has concentrated its efforts on developing, manufacturing and marketing medical diagnostic test kits used to aid in the diagnosis of certain diseases and for assessing general health conditions. Hemagen has approximately 60 different test kits available that are 510(K) cleared for sale in the United States by the FDA, and also sells other products that are not required to be FDA cleared.

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability. There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, cash flow from operations, cash on hand at September 30, 2010 and its line of credit availability will be sufficient to finance its operations for fiscal 2011. See the “Recent Developments” section on page 3.

At September 30, 2010, Hemagen had $151,743 of unrestricted cash, trade accounts receivable (net) of $669,892, working capital of $1,601,979 and a current ratio of 2.37 to 1.0.

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit facility currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest floor of 5.5%. The line of credit currently comes due on December 31, 2010. The Company expects the bank to renew the line at that time. As of December 17, 2010, the outstanding balance owed on the line of credit was $398,000. The availability on the line is based on the borrowing base calculation which is made each month. As of November 30, 2010 the maximum borrowing on the line as determined by the borrowing base calculation was $425,727. Notwithstanding the current availability on the line of credit, Hemagen can give no assurances that it will have sufficient cash flow to finance its operations.

Off-Balance Sheet Arrangements

Hemagen has no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

For fiscal 2010, revenues from continuing operations decreased by approximately $199,000 (3%) to approximately $5,220,000 from approximately $5,419,000 for fiscal 2009. Approximately $352,000 of this decrease was attributed to lower sales in the Analyst® division during fiscal 2010 which were offset by an increase in overall sales in the Virgo division of approximately $189,000.

Sales of the Analyst® Clinical Chemistry Analyzer product line were approximately $144,000 lower in fiscal 2010 as compared to fiscal 2009. Consumable sales decreased by approximately $208,000 during the current fiscal year primarily due to the timing of sales of certain backordered products during the last quarter of the year and a loss of sales to certain customers.

Revenues from the autoimmune and infectious disease line increased by approximately $189,000 during the current year to $3,551,000 in fiscal 2010 from $3,362,000 in fiscal 2009. Approximately $403,000 of this gain was related to sales in Brazil whose revenues were positively impacted by the gain in the foreign currency translation and was offset by a decrease in sales to one customer during 2010 of approximately $200,000 which the Company expects to continue to supply in 2011. The average exchange rate during fiscal 2010 was 1.78 compared to 2.15 during fiscal 2009. Revenues in local Brazilian Reals for fiscal 2010 fell approximately 9% over fiscal 2009 revenues.

Cost of product sales from continuing operations decreased approximately $483,000 (14%) to approximately $2,864,000 in fiscal 2010 from approximately $3,347,000 in fiscal 2009. Gross margin increased to 45% in fiscal 2010 as compared to a 38% gross margin in fiscal 2009. This increase in gross margin is due to a decrease in payroll related expenses and a reduction in scrap expense during 2010. In fiscal 2009 there was a one-time charge to scrap for obsolete inventory in the amount of approximately $162,000.

Selling, general and administrative expenses from continuing operations decreased by approximately $234,000 during fiscal 2010 to approximately $2,095,000 from approximately $2,329,000 in fiscal 2009. The decrease in overall expenses was attributable mainly to a decrease in travel and sales expenses during fiscal 2010 of approximately $97,000 and a decrease of approximately $217,000 of payroll related expenses which were offset by an overall increase in SG&A expenses of the Brazilian subsidiary that were mainly attributable to the currency fluctuations of the Brazilian Real. The average monthly exchange rate during fiscal 2010 was 1.78 compared to the average monthly exchange rate of 2.15 during fiscal 2009.

Research and development expenses from continuing operations for fiscal 2010 decreased approximately $67,000 (72%) to approximately $25,000 from $92,000, in the previous year. The decrease is the result of the reduction in headcount.

For fiscal 2010, Hemagen had operating income from continuing operations of approximately $236,000 as compared to a $349,000 operating loss in the previous fiscal year. This increase of approximately $585,000 in operating income is the result of the increase in gross margins and the lower expenses reported for fiscal 2010.

Net interest expense for fiscal year 2010 decreased by approximately $72,000 to $332,000 in 2010 from $404,000 in the prior year since there was no amortization on the senior subordinated notes. Interest income was approximately $20,000 less than in fiscal 2009 due to the declining balance on the note receivable and interest expense was approximately $21,000 less due do the payoff of the Brazil notes during fiscal 2010 and the lower balance carried on the line of credit throughout the current year.

In the current fiscal year, the Company had approximately $89,000 of income tax expense as compared to $21,000 in fiscal year 2009. All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

There was no net loss reported from discontinued operations of the Raichem division during fiscal 2010 compared to approximately $78,000 of net loss was reported during fiscal 2009. The net loss reported during fiscal 2009 was the result of the final write-down on the remaining inventory of Raichem.

Net loss for fiscal year 2010 decreased by approximately $652,000 to $156,000 of net loss compared to a net loss of approximately $808,000 in the previous year. This decrease was attributable to higher gross margins, lower expenses, and a reduction in the amortization of debt discount during 2010 as compared to 2009.

Liquidity and Capital Resources

At September 30, 2010, Hemagen had $151,743 of unrestricted cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0. At September 30, 2009 Hemagen had $156,314 of unrestricted cash, working capital of $1,370,200 and a current ratio of 1.95 to 1.0

Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest rate floor of 5.5%. As of September 30, 2010 and December 18, 2010, there was $398,000 outstanding on the line. The company’s ability to borrow on the line is based on a borrowing base calculation dependent upon domestic receivables under 90 days and inventory. At November 30, 2010, the amount available to Hemagen to borrow against the line based on the calculation was $425,727. The line of credit comes due on December 31, 2010 and the Company intends to renew the line with the bank at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations. Hemagen has no off-balance sheet financing arrangements.

During fiscal 2010, Hemagen had capital expenditures of approximately $74,000, which included some leasehold improvements and some upgrades to several pieces of equipment.

Cash used by operating activities was approximately $183,000; cash provided by investing activities was approximately $177,000 and cash used in financing activities was approximately $31,000. The effect of exchange rates on cash in fiscal year 2010 resulted in a positive cash adjustment of approximately $33,000.

Hemagen believes that cash flow from operations and cash on hand at September 30, 2010 will be sufficient to finance its operations for fiscal 2011. The line of credit currently comes due on December 31, 2010, and the Company hopes to renew the line with the bank at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.

Fiscal 2010 compared to Fiscal 2009

Hemagen used approximately $183,000 of cash in its operating activities during fiscal 2010 compared to $17,000 of cash provided from its operating activities in fiscal 2009. The cash used from the change in operating assets and liabilities was approximately $196,000 during fiscal 2010 compared to $327,000 of cash provided during fiscal 2009. A large portion of the change in operating assets and liabilities came from the decrease in inventory of approximately $302,000, the decrease in accounts payable of approximately $226,000 and the increase in prepaid expenses of approximately $ 218,000.

Cash provided by investing activities totaled approximately $177,000 in fiscal 2010, as compared to approximately $147,000 provided in fiscal 2009. The increase in net cash provided in fiscal 2010 was due to the reduced outlay of cash for the purchase of property and equipment as compared to the prior year.

Cash used in financing activities totaled approximately $31,000 in fiscal 2010 as compared to $223,000 used in fiscal 2009. The cash utilized during the current year and prior year, went to paying down the Itau bank notes, and payments to reduce the Company borrowings on the line of credit. The Itau bank notes were fully paid off as of September 30, 2010.

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

Accounts Receivable

The majority of the Company’s accounts receivable is due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any accounts outstanding longer than the contractual payment terms are considered past due. We maintain allowances for doubtful accounts based on a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual amounts collectible could vary from our estimates and affect our operating results.

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

Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.

ASU 2010-01, “Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued in January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued in January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements.

See Item 15 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

Item 9B.	Other Information.

Not applicable.

PART III

Executive Officers and Directors

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table presents information regarding the Directors of the registrant.

Dr. Alan S. Cohen Director Since 1993 Term Expires 2012 Age: 84	Dr. Cohen has served as a Director of Hemagen since its inception. Dr. Cohen has been a Professor of Medicine at Boston University School of Medicine since 1968 and a Professor of Pharmacology since 1974. He is currently Distinguished Professor of Medicine (E). Dr. Cohen is Editor-in-Chief of AMYLOID. The Journal of Protein Folding Disorders. Dr. Cohen served as the Director of the Arthritis Center of Boston University from 1976 to 1994. From 1973 to 1992, Dr. Cohen served as Chief of Medicine of Boston City Hospital. Dr. Cohen is a past president of the American College of Rheumatology. Dr. Cohen received his Bachelor of Arts degree from Harvard College and his M.D. degree from the Boston University School of Medicine. Dr. Cohen’s extensive experience in the medical field, both as a practicing rheumatologist and in academic medicine and pharmacology, make him extremely knowledgeable about how the Company’s operations and products relate to the views of, and recent developments in the medical community, and render him a valuable member of the Company’s Board.

William P. Hales Director since 1999 Term Expires 2010 Age: 48	William P. Hales has been a Director of Hemagen and its President since October 1, 1999, and has served as Hemagen’s CEO since 2002. Mr. Hales has been the Chairman of the Board of Directors since February 2004. From 1991 to 1999 Mr. Hales was employed by several brokerage and investment banking firms. Prior to that, Mr. Hales spent six years in public accounting with Ernst & Young and Coopers & Lybrand advising clients on both audit and management consulting. Mr. Hales’ long-time service as the principal executive officer of the Company provides him with a unique perspective as the Company’s overall business strategy given its operating history and its future goals and objectives, which, through his position on the Board, he is able to communicate with the other Directors.

Edward T. Lutz Director since 2004 Term Expires 2010 Age: 64	Mr. Lutz has been the President and CEO of Lutz Advisors, Inc. since 2001. Prior to that Mr. Lutz served Tucker Anthony Sutro Capital Markets within the Investment Banking Group focusing on the bank and thrift industry. He has over thirty-five years experience in bank regulation, mergers and acquisitions of troubled financial institutions, strategic planning and structuring financial transactions. Over the last 13 years he has specialized in investment banking and consulting to bank and thrift institutions. Mr. Lutz was a member of the board of directors of Union State Bank (NYSE) and U.S.B Holding Bank which as sold to KeyBank in 2008. Mr. Lutz earned his B.A. in Economics from Hofsta University and his M.B.A in Finance from American University. As a result of Mr. Lutz’s prior experience serving on the boards of directors of multiple U.S. public companies and his financial expertise, he provides the Board with important guidance with respect to the complex financial and governance issues facing the Company as a result of being a public-traded company. Since October 2008, Mr. Lutz has been Vice Chairman and Director of Greater Hudson Bank, NA, a community bank located in Middletown, New York. He also serves as Chairman of that bank’s Audit Committee.

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	48	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson(a)	45	Controller, Principal Financial and Accounting Officer

(a)	On July 11, 2007 Catherine Davidson was appointed as the Company’s Principal Financial Officer and Principal Accounting Officer. For the five years prior to joining Hemagen, Ms. Davidson served as the Chief Financial Officer of Pepco Building Services, Inc., overseeing the finance and accounting functions of that company and its subsidiaries.

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

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following sets forth compensation paid, earned or awarded to the CEO and the other most highly paid executive officers during the last two fiscal years ended September 30:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
William P. Hales	2010	172,500	—	—	128,832	—	—	41,420	(1)	342,752
	2009	172,500	—	—	37,852	—	—	40,592	(2)	250,944

Catherine M. Davidson	2010	115,000	—	—	—	—		900	(3)	115,900
	2009	115,000	—	—	—	—		2,625	(4)	117,625

(1)	Represents $29,820 in provision for housing, $10,200 for a car allowance and an estimated $1,400 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2010.

(2)	Represents $26,760 in provision for housing, $9,741 for a car allowance and $4,091 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2009.
(3)	Represents Company’s estimated contributions in the Employee Stock Ownership plan for plan year ending September 2010.
(4)	Represents Company’s contributions in the Employee Stock Ownership plan for plan year ending September 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William P. Hales	250,000	—		—	.20	10/25/2015	—	—	—	—
	406,208	—		—	.19	03/04/2019	—	—	—	—
	—	1,850,000	(1)	—	.11	05/27/2020	—	—	—	—
	85,000	—		—	.07	05/27/2020	—	—	—	—

Catherine M. Davidson	21,000	14,000	(2)	—	.22	04/23/2012	—	—	—	—
	6,666	3,334	(3)	—	.19	01/10/2013	—	—	—	—

(1)	These unexercisable options will vest as follows:

# Options	Vesting Date
616,667	05/27/2011
616,667	05/27/2012
616,666	05/27/2013

(2)	These unexercisable options will vest as follows:

# Options	Vesting Date
7,000	04/23/2011
7,000	04/23/2012

(3)	These unexercisable options will vest as follows:

# Options	Vesting Date
3,334	01/10/2011

Director Compensation

Non-employee Directors receive a $2,500 cash payment per quarter and receive 2,500 shares each quarter of the Company’s common stock as compensation. Non-employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term. In addition, Non-employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position. The following chart shows director compensation for the fiscal year ended September 30, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan S. Cohen	10,000	875	336	—	—	—	11,211
Edward T. Lutz	10,000	875	1,009	—	—	—	11,884

The following table shows the aggregate number of shares of stock and options held as of September 30, 2010 for each director.

Name	# Shares Common Stock	# Options
Alan S. Cohen	321,321	85,000
Edward T. Lutz	161,682	75,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of November 9, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our Directors and named executive officers, and all of our Directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	1,995,072	(1)	12.1%

Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,142,315	(2)	6.9%

Dr. Alan Cohen Director 99 Florence Street Bldg 60, Unit 4A Chestnut Hill, MA 02467	408,821	(3)	2.5%

Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	239,182	(4)	1.4%

Catherine M. Davidson Controller, Principal Financial and Accounting Officer 9033 Red Branch Road Columbia, MD 21045	83,491	(5)	0.5%

All Directors and Executive Officers as a Group (4 persons)	2,726,566		16.5%

(1)	Share ownership includes 741,208 shares issuable upon the exercise of options within 60 days and 120,414 shares in the employee ESOP plan as of the plan year ending September 30, 2009.
(2)	Based on Mr. Rothchild’s shares owned as reported on stock ownership report as of April 29, 2010 record date.
(3)	Includes 85,000 shares issuable upon the exercise of options within 60 days.
(4)	Includes 75,000 shares issuable upon the exercise of options within 60 days.
(5)	Share ownership includes 27,667 shares issuable upon the exercise of options within 60 days and 55,824 shares in the employee ESOP plan as of the plan year ending September 30, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,932,208	(1)	$0.15	1,067,792	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,932,208	(1)	$0.15	1,067,792	(2)

(1)	Amount includes 351,000 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001, 80,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors’ Stock Option Plan approved by the shareholders on April 25, 2000, and 2,501,208 options for purchases of common stock pursuant to the Company’s 2007 Stock Option Plan approved by the shareholders on April 24, 2007 that have been issued as of September 30, 2010.
(2)	Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2001 Stock Option Plan and the 2007 Stock Option plan that have not been issued as of as of September 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Hemagen’s independent public accountants are Stegman and Company. Stegman and Company has served in that capacity since fiscal year 2007. Aggregate fees billed to Hemagen in fiscal 2010 and 2009 by its principal accountants, Stegman and Company were:

	2009		2010
Audit fees and SAS 100 quarterly review fees	$57,456		$60,081
Audit—related fees	—		—
Tax fees	$7,000	(a)	$5,000	(a)
All other fees	—		—

	$64,456		$65,081

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees. Audit services of Stegman and Company for fiscal 2010 and 2009 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Tax Fees. Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees. Stegman and Company for services other than as described under “Audit Fees” and “Tax Fees” for the 2010 and 2009 fiscal years.

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) and (2) Financial Statements and Schedules

(a)(3) Exhibit List.

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on May 28, 2010.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on March 29, 2010.)

4.1	Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on February 10, 1999)

10.17	Description of the Lease for office space of HDC in Sao Paulo, Brazil (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2005)

10.29	Form of 8% Senior Subordinated Secured Convertible Note due September 30, 2014 (Hemagen’s Schedule T-O filed with the Commission on September 1, 2009)

10.30	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2000)

10.32	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001)

10.33*	2000 Directors’ Stock Option Plan (Incorporated by reference to Hemagen’s 10-KSB for the year ended September 30, 2008)

Exhibit No.	Description of Exhibit
10.35*	2001 Stock Option Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on January 29, 2001)

10.40	Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002)

10.42*	Directors Rule 10b5-1 Stock Purchase Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.44*	Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.45	Trust Agreement for the Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.50	Quota Purchase and Sale Agreement and Non-Competition Agreement (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)

10.60	2007 Stock Incentive Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on March 21, 2007)

10.65	Third Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 12, 2007)

10.70	Asset Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.75	Promissory Note between Hemagen Diagnostics, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.80	Inventory Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.85	Executive Employment Agreement between Hemagen Diagnostics, Inc. and William P. Hales effective as of May 27, 2010 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on May 28, 2010.)

14	Code of Ethics Policy (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

23.1	Consent of Stegman and Company (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

*	Management compensatory contracts.

Hemagen will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Hemagen’s reasonable expenses in furnishing such exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2010	HEMAGEN DIAGNOSTICS, INC.

	By:	/s/ WILLIAM P. HALES
William P. Hales, Chairman of the Board,
President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ WILLIAM P. HALES William P. Hales	Chairman of the Board, President and Chief Executive Officer	December 23, 2010

/s/ ALAN S. COHEN Alan S. Cohen	Director	December 23, 2010

/s/ EDWARD T. LUTZ Edward T. Lutz	Director	December 23, 2010

/s/ CATHERINE M. DAVIDSON Catherine M. Davidson	Principal Financial Officer and Principal Accounting Officer	December 23, 2010

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Management’s assessment is based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In assessing the internal controls, management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, management acknowledges a material weakness in internal control over financial reporting. As a result, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, the Company’s internal controls over financial reporting were ineffective. This material weakness has not been remediated.

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

/s/ WILLIAM P. HALES
William P. Hales President and Chief Executive Officer December 23, 2010

/s/ CATHERINE M. DAVIDSON
Catherine M. Davidson Principal Financial Officer December 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Stegman and Company

Baltimore, Maryland

December 23, 2010

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$151,743	$156,314
Accounts Receivable, less allowance for doubtful accounts of $60,016 and $69,973 at September 30, 2010 and 2009, respectively	669,892	630,020
Inventories, net	1,386,317	1,703,226
Current Portion of Note Receivable	210,000	210,000
Prepaid expenses and other current assets	352,534	120,464

Total current assets	2,770,486	2,820,024

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,297,906 and $6,143,356 at September 30, 2010 and 2009, respectively	525,658	599,008

OTHER ASSETS:
Long term portion of Note Receivable	35,000	245,000
Other Assets	40,250	54,300

Total other assets	75,250	299,300

Total Assets	$3,371,394	$3,718,332

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and 2009

	2010	2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$743,170	$969,135
Revolving line of credit	398,000	400,000
Deferred revenue	27,337	51,830
Note payable—Itaú Bank	—	28,859

Total current liabilities	1,168,507	1,449,824

LONG-TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858

Total Long-Term Liabilities	4,049,858	4,049,858

Total liabilities	5,218,365	5,499,682

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value—1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—45,000,000 shares authorized; 15,565,281 and 15,345,281 shares issued and outstanding at September 30, 2010 and 2009, respectively	155,652	153,452
Additional paid-in capital	22,959,539	22,919,932
Accumulated deficit	(24,890,439)	(24,734,125)
Less treasury stock at cost; 100,000 shares at September 30, 2010 and 2009, respectively	(89,637)	(89,637)
Accumulated other comprehensive loss—currency translation loss	17,914	(30,972)

Total stockholders’ deficit	(1,846,971)	(1,781,350)

Total liabilities and stockholders’ deficit	$3,371,394	$3,718,332

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Years Ended September 30, 2010 and 2009

	2010	2009
Net sales	$5,220,170	$5,418,928
Cost of sales	2,863,965	3,346,542

Gross Profit	2,356,205	2,072,386
Operating Expenses:
Selling, general and administrative	2,095,035	2,328,946
Research and development	25,224	92,154

Total operating expenses	2,120,259	2,421,100

Total operating income (loss) from continuing operations	235,946	(348,714)
Other income (expenses)
Interest expense, (net), including $70,595, of debt discount amortization for the period ending September 30, 2009	(332,262)	(404,087)
Gain on Sale of Assets	26,290	43,117
Other income (expense)	3,291	556

Total other expense	(302,681)	(360,414)

Net loss, before income taxes, from continuing operations	(66,735)	(709,128)
Income tax expense	(89,579)	(20,821)

Net loss, from continuing operations	(156,314)	(729,949)
(Loss) income, from Discontinued Operations	—	(78,199)

Net (loss) income	(156,314)	(808,148)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	48,886	69,118

Other comprehensive income (loss)	48,886	69,118

Comprehensive (loss) income	$(107,428)	$(739,030)

Net (loss) per share, from continuing operations—Basic	$(0.01)	$(0.05)

Net (loss) per share, from continuing operations—Diluted	$(0.01)	$(0.05)

Net income (loss) per share, from discontinued operations—Basic	$(0.00)	$(0.01)

Net income (loss) per share, from discontinued operations—Diluted	$(0.00)	$(0.01)

Net income (loss) per share—Basic	$(0.01)	$(0.05)

Net income (loss) per share—Diluted	$(0.01)	$(0.05)

Weighted average common shares used in the calculation of net (loss) income per share—Basic	15,454,103	15,234,651

Weighted average common shares used in the calculation of net (loss) income per share—Diluted	15,454,103	15,234,651

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2010 and 2009

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit
	Shares	Par Value				Shares	Cost
Balance as of October 1, 2008	15,325,281	$153,252	$22,867,507	$(23,925,977)	$(100,090)	(100,000)	$(89,637)	$(1,094,945)
Net Income	—	—	—	(808,148)	—	—	—	(808,148)
Foreign Exchange translation adjustment	—	—	—	—	69,118	—	—	69,118
Stock Based Compensation	—	—	51,075	—	—	—	—	51,075

Balance at September 30, 2009	15,345,281	$153,452	$22,919,932	$(24,734,125)	$(30,972)	(100,000)	$(89,637)	$(1,781,350)
Net Loss				(156,314)				(156,314)
Foreign Exchange translation adjustment					48,886			48,886
Stock Based Compensation			25,957					25,957
Issuance of Common Stock	220,000	2,200	13,650					15,850

Balance at September 30, 2010	15,565,281	$155,652	$22,959,539	$(24,890,440)	$17,914	(100,000)	$(89,637)	$(1,846,971)

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOW

For The Years Ended September 30, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net (loss) income	$(156,314)	$(808,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	163,943	156,736
Amortization of debt discount	—	70,595
Stock based compensation	41,807	52,625
Inventory obsolescence	—	228,199
Bad debt expense	(9,724)	32,611
Gain on the sale of assets	(26,290)	(43,117)
Changes in operating assets and liabilities:
Accounts receivable	(30,148)	203,675
Inventories	302,026	105,624
Prepaid expenses and other assets	(218,021)	227,332
Accounts payable and accrued liabilities	(225,965)	(158,464)
Deferred revenue	(24,493)	(50,851)

Net cash provided by operating activities	(183,179)	16,817

Cash flows from investing activities
Purchase of property and equipment	(74,142)	(114,888)
Proceeds from the sale of assets	40,911	51,805
Payments received on Note Receivable	210,000	210,000

Net cash provided (used) by investing activities	176,769	146,917

Cash flows from financing activities
Net (payments) borrowings on revolving line of credit	(2,000)	(100,000)
Payments made on Itau Bank Note	(28,859)	(122,864)

Net cash (used) provided by financing activities	(30,859)	(222,864)

Effect of exchange rates on cash and cash equivalents	32,698	116,645

Net change in cash and cash equivalents	(4,571)	57,515

Cash, beginning of year	156,314	98,799

Cash, end of year	$151,743	$156,314

The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ending September 30, 2010 and 2009

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

NOTE 2—FINANCIAL CONDITION

At September 30, 2010, Hemagen had $151,743 of unrestricted cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0. Hemagen currently has a revolving line of credit with a bank for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $500,000, at an annual interest rate of the prime rate plus 3/4% with an interest rate floor of 5.5%. As of December 18, 2010, there was $398,000 outstanding on the line. Hemagen believes that cash flow from operations and cash on hand at September 30, 2010 will be sufficient to finance its operations for fiscal 2010. The company’s ability to borrow on the line is based on a borrowing base calculation dependent upon domestic receivables under 90 days and inventory. At November 30, 2010, the amount available to Hemagen to borrow against the line based on the calculation was $425,727. The line of credit comes due on December 31, 2010 and the Company intends to renew the line with the bank at that time. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations. Hemagen has no off-balance sheet financing arrangements.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company; it’s wholly owned subsidiaries, Reagents Applications, Inc. (“RAI”) and Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The financial position and results of operations of HDC are measured using HDC’s local currency, the Brazilian Real, as the functional currency. Revenues and expenses of HDC have been translated into U.S. dollars

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

at average exchange rates prevailing during the year. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

Cash Equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company may have amounts in cash accounts in excess of federally insured limits throughout the year.

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts with outstanding balances for longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts. The balance of the allowance for doubtful accounts was $60,016 and $69,973 on September 30, 2010 and 2009, respectively. The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. The Company had $738,972 and $750,488 of inventory reserves as of September 30, 2010 and 2009, respectively.

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows), the carrying amount would be reduced to fair value and a charge to income would be recorded. Hemagen did not have any long-lived assets whose balances needed to be reduced.

Property and Equipment

Property and equipment is stated at net book value. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 10 years. Expenditures for repairs and maintenance are expensed as incurred.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

Other Assets

Other assets, net at September 30, 2010 and 2009 consists of product registration certificates that are being amortized over their 5 year life, security deposits relating to the facilities that are being leased, and the long term portion of the Note Receivable.

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

Stock-Based Compensation

At September 30, 2010, options for the purchase of 2,932,208 shares of common stock with a weighted average exercise price of $0.25 were outstanding. During the twelve months ended September 30, 2010, options to purchase 1,955,000 shares at a weighted-average exercise price of $.15 per share were granted. During the twelve months ended September 30, 2010, no options were exercised and 30,000 options expired or were forfeited.

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Period Ending September 30,
	2010	2009
Dividend yield	—	—
Expected volatility	125.86%	95% – 120%
Risk-free interest rate	3.34%	1.67% – 3.16%
Expected life in years	10	1.5 – 10

We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

We incur share-based compensation expense over the requisite service period. We estimate forfeitures and only record expense on shares we expect to vest.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

As of September 30, 2010, there was approximately $116,049 of unrecognized compensation cost related to share-based compensation arrangements that will be fully amortized within four years. The Company had 105,000 options issued and exercisable as of September 30, 2010 with an aggregate intrinsic value of $6,300.

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

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred. Advertising expenses for fiscal 2010 and 2009 were approximately $7,404 and $21,106, respectively.

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

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

ASU 2010-01, “Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued in January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued in January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

NOTE 4—RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $884,450 face value of the senior subordinated secured convertible notes due September 30, 2014. Refer to Note 10 for a description of the senior notes.

NOTE 5—INVENTORIES

Inventories at September 30, consist of the following:

	2010	2009
Raw materials	$1,171,982	$1,350,828
Work-in-process	137,035	164,183
Finished goods	816,272	938,703

	2,125,289	2,453,714
Less reserves	(738,972)	(750,488)

Inventories, net	$1,386,317	$1,703,226

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at September 30, consists of the following:

	2010	2009
Furniture and equipment	$6,730,072	$6,665,360
Leasehold improvements	93,492	77,004

	6,823,564	6,742,364
Less accumulated depreciation and amortization	(6,297,906)	(6,143,356)

Property and equipment, net	$525,658	$599,008

Depreciation and amortization expense relating to property and equipment was $163,943 and $156,736 for the years ended September 30, 2010 and 2009, respectively.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

	2010	2009
Accounts payable—trade	$308,601	$560,113
Accrued professional fees	21,050	47,111
Accrued vacation	86,758	81,375
Accrued taxes	142,638	99,081
Accrued interest	38,335	38,355
Accrued other	145,788	143,100

Accounts payable and accrued liabilities	$743,170	$969,135

NOTE 8—LINE OF CREDIT

The Company has a revolving line of credit with a bank for the purpose of financing working capital needs as required which pursuant to its original terms was scheduled to expire annually on April 1, 2010.

On February 6, 2009, the Company’s bank, formerly known as Bay National Bank (now known as Bay Bank), voluntarily entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of Currency (the “OCC”). As a result, the Bank informed Hemagen that it can no longer maintain the line of credit, and had granted Hemagen a three month extension until August 1, 2010 to relocate the line of credit.

On Friday, July 9, 2010 Bay National Bank, Baltimore MD was closed by the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. Simultaneously, all deposit accounts were transferred to Bay Bank, FSB Lutherville, Maryland and the former Bay National Bank locations reopened the next business day as Bay Bank, FSB. Depositors of Bay National Bank automatically became depositors of Bay Bank, FSB.

Hemagen has maintained its relationship with Bay Bank, FSB, who granted an additional extension through December 31, 2010. At that point, the Bank will review the Company’s financial statements and determine whether or not they will extend the line. We can give no assurances that our efforts will be successful. The line of credit facility provides for borrowings up to $500,000 at an interest rate of Prime Rate plus .75%, with an interest rate floor of 5.5%. Maximum borrowings under the loan are based on the domestic receivables and inventory of the Company. The line of credit facility has a first lien on all assets of the Company. As of September 30, 2010, the outstanding balance on the line of credit was $398,000 with an effective interest rate of 5.50%. As of September 30, 2010, the Company was in compliance with its debt covenants.

NOTE 9—NOTE PAYABLE

Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. (“HDC”) had obtained notes used to finance the purchase of automated equipment that was placed into key customer accounts. As of September 30, 2010 these notes were paid in full. The notes bore interest at 1.45% per month or 17.4% annual interest, and were to be repaid in 24 equal monthly installments. These capital notes were secured by HDC receivables at the ratio of 50% receivable to loan value.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments totaling $17,914 of income and $30,972 of loss at September 30, 2010 and 2009, respectively.

Stock Options

On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company’s common stock by employees, directors and consultants of the Company.

On April 25, 2007, the shareholders voted to approve the 2007 Stock Incentive Plan. Under this plan, the Board has reserved a maximum of 1,500,000 shares for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

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

Changes in options outstanding are summarized as follows:

	Shares	Weighted- Average Exercise Price
Balance, October 1, 2008	2,464,014	$1.11
Granted	441,208	0.18
Exercised	—	—
Cancelled or expired	(1,898,014)	1.28

Balance, September 30, 2009	1,007,208	$0.24
Granted	1,955,000	0.11
Exercised	—	—
Cancelled or expired	30,000	0.32

Balance, September 30, 2010	2,932,208	0.15

Exercisable at September 30, 2010	1,031,208	0.22

The following table summarizes information about stock options outstanding at September 30, 2010:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price
0.07 – 0.15	2,035,000	9.6	0.11
0.16 – 0.24	747,208	6.5	0.19
0.25 – 0.34	55,000	4.3	0.28
0.35 – 0.59	50,000	7.6	0.35
0.60 – 0.70	25,000	3.4	0.70
0.71 – 0.97	20,000	1.4	0.97

0.09 – 0.97	2,932,208	8.6	0.15

The fair value of each option grant was determined on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2010 and 2009:

	2010	2009
Dividend yield	—	—
Expected volatility	125.86%	95% – 120%
Risk-free interest rate	3.34%	1.67% – 3.16%
Expected life in years	10	1.5 – 10

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

The weighted-average grant date fair value of options granted during 2010 and 2009 was $130,177 and $40,349, respectively.

Stockholder Rights Agreement

In April 2010, the Company’s Board of Directors approved a Stockholder Rights Agreement (the “Agreement”). Under the Agreement the Company declared a dividend of one common stock purchase right (a “Right”) for each share of the Company’s outstanding common stock as of April 29, 2010. Each Right entitles the holder to purchase from the Company one share of Common Stock of the Company at a cash exercise price of $0.15 per share (the “Exercise Price”), subject to adjustment, under certain conditions provided in the Agreement.

The Rights become exercisable only if a person or group, as defined in Section 13(d)(3) of Securities Exchange Act of 1934, as amended, acquires beneficial ownership of 10 percent or more of the Company’s outstanding common stock or announces a tender offer that would result in beneficial ownership of 10 percent or more of the Company’s outstanding common stock.

William P. Hales, the Company’s Chief Executive Officer, who is a stockholder and a debt holder of the Company, is exempt under the Agreement. The Rights, which are scheduled to Expire on April 29, 2020, are redeemable in whole at the Company’s option at $0.0000001 per Right at the times and under the circumstances set forth in the Agreement. No Rights have yet been exercised under the Agreement.

NOTE 12—INCOME TAXES

For the years ended September 30, 2010 and 2009, domestic and foreign (losses) or income before income taxes from continuing operations are as follows:

Years ended September 30,	2010	2009
Domestic	$(393,896)	$(856,046)
Foreign	327,161	146,918

Net income (loss) from continuing operations, before income taxes	$(66,735)	$(709,128)

For the fiscal years ended September 30, 2010 and 2009, the Company had current income tax expense of approximately $89,579 and $20,821 respectively which related to foreign income tax expenses from its Brazilian subsidiary. The difference between income taxes on continuing operations provided at the Company’s effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2010	2009
Federal tax at statutory rate	34%	34%
Valuation Allowance	(34)	(34)
Current tax expense on international	—	—
operations	31.3	8.6

	31.3%	8.6%

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

Deferred tax assets (liabilities) are comprised of the following at September 30, 2009 and 2008:

	2010	2009
Net operating loss carry forwards	$7,389,000	$7,198,000
Inventory reserve	295,000	300,000
Accounts receivable reserve	4,000	9,000
Other	89,000	68,000

Total deferred tax assets	7,777,000	7,575,000

Basis difference in fixed assets	(32,000)	(38,000)

Net deferred tax assets	7,745,000	7,537,000
Valuation allowance	(7,745,000)	(7,537,000)

Total reported deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of the net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2010 the Company had approximately $21,731,000 of federal operating loss carry-forwards, respectively, available to offset future taxable income, which expires on various dates through 2030. Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually. The Company also had Brazilian net operating loss carry-forwards of approximately $655,000 available to offset future Brazilian taxable income.

NOTE 13—SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, excluding sales to the company’s subsidiary in Brazil, from continuing operations, amounted to approximately $1,157,000 or 22% of total sales in 2010 and $1,378,000, or 24% of total sales in 2009. Export sales to Europe were approximately $759,000 or 14% of total sales in 2010 and $992,000 or 18% of total sales in 2009. Sales to the Company’s Brazilian subsidiary, which are eliminated in the consolidated financial statements, were approximately $1,206,000 and $1,062,000 in 2010 and 2009, respectively.

At September 30, 2010 and 2009, the Company had approximately $107,723 and $125,900 of cash in foreign bank accounts.

NOTE 14—GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

The following table sets forth revenue and assets, for continuing operations, by geographic location.

	United States*	Brazil	Consolidated
September 30, 2010:
Revenues	$2,626,939	$2,593,231	$5,220,170
Long-lived assets	239,607	361,301	600,908
September 30, 2009:
Revenues	$3,228,975	$2,189,953	$5,418,928
Long-lived assets	454,467	443,841	898,308

*	Includes export sales to countries other than Brazil of approximately $1,157,000 and $1,358,000 in 2010 and 2009, respectively.

The long-lived assets include property and equipment, intangibles, and long-term notes receivable, net of any depreciation and amortization.

NOTE 15—COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases lasting through 2012. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,
2011	238,889
2012	181,814
2013	—
2014	—
2015	—

Rent expense from continuing operations was approximately $389,000 and $357,000 for 2010 and 2009, respectively.

Employee Benefit Plans

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions and employer matching contributions are made as defined in the 401(k) Plan agreement. The Company’s policy is to contribute to the ESOP plan rather than to match 401K contributions. As such, effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Employer has no obligations to contribute any amount under this plan except as so determined at its sole discretion. Employees are eligible to participate in the ESOP after 90 days of active employment and fully vest in the benefits after five years of service. The Company’s contributions to the ESOP were $10,000 in cash during fiscal year 2010 and 200,000 shares of common stock for fiscal year 2009. The compensation committee of the Board of Directors approves all contributions to the ESOP plan. At September 30, 2010 and 2009, the ESOP owned approximately 792,880 shares and 485,478 shares of Hemagen common stock, respectively, that were either purchased in the open market by the ESOP, or contributed by the company to the ESOP. As of September 30, 2010 the ESOP plan had $5,158 of cash available to purchase additional shares in the open market. The shares owned by the ESOP, approximately 792,880, represent approximately 5% of the shares outstanding.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

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

NOTE 16—NET LOSS PER SHARE OF COMMON STOCK

Basic earnings per share excludes the effect of any dilutive options or convertible securities and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing the net income (loss) by the sum of the weighted average number of common shares and common share equivalents outstanding, unless the impact of those equivalents is antidilutive. The computation of weighted average shares outstanding for fiscal years 2010 and 2009 is as follows:

	2010	2009
Common shares outstanding for basic EPS	15,454,103	15,234,651
Shares issued upon assumed exercise of outstanding stock options	—	—

Weighted average number of common and common equivalent shares outstanding for diluted EPS	15,454,103	15,234,651

Common share equivalents outstanding at September 30, 2010 and 2009 totaling 14,503,208 and 12,578,208 shares, respectively, including currently outstanding stock options and convertible debt, were not included in the denominator for diluted income per share as their effect was anti-dilutive.

NOTE 17—DISCONTINUED OPERATIONS

During fiscal 2008 the Company sold the assets of its wholly-owed subsidiary Reagents Applications, Inc. The results of the operations for this division have been presented as discontinued operations in the accompanying financial statements for the periods ending September 30, 2010 and September 30, 2009.

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For The Years Ending September 30, 2010 and 2009

Results from discontinued operations, net of income tax, for the periods ending September 30, 2009 and 2008 are as follows:

	2010	2009
Net sales	—	$129,695
Costs of sales	—	207,894

Gross Profit	—	(78,199)

Operating expenses:
Selling, general and administrative	—	—
Research and development	—	—

Total operating costs and expenses	—	—

Operating loss	—	(78,199)
Other income (expenses):
Interest Income (net)	—	—
Other Income (expense)	—	—

Total other income (expense)	—	—

Net income (loss) before income taxes	—	(78,199)
Income Tax	—	—

Net (loss) income from discontinued operations	—	$(78,199)

Cost of sales during 2009 includes approximately $78,000 of additional reserves recorded for remaining Raichem inventory being sold under an Inventory Purchase Agreement. In the Inventory Purchase Agreement the Company agreed to sell the inventory from this division to the purchaser at cost, less any overhead charges.

NOTE 18—SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2010	2009
Cash paid for interest	$365,325	$379,938

Cash paid for income taxes (Brazil)	$89,579	$20,821

Total PP&E purchases	$74,142	$114,888
Financed portion of equipment purchases	—	—

Cash paid for PP&E purchases	$74,142	$114,888