Form 10-Q
period 2010-12-31
HEMAGEN DIAGNOSTICS INC
filed 2011-02-09
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

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

As of December 31, 2010, the registrant had 15,470,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets; December 31, 2010 (unaudited) and September 30, 2010	3

		Consolidated Statements of Operations; Three Months Ended December 31, 2010 and 2009 (unaudited)	5

		Consolidated Statements of Cash Flows; Three Months Ended December 31, 2010 and 2009 (unaudited)	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	15

	Item 5	Other Information	15

	Item 6.	Exhibits	16

SIGNATURES			17

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

PART I   -  Financial Information

Item 1.  -  Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$256,672	$151,743
Accounts receivable, less allowance for doubtful accounts of $64,808 and $60,016 at December 31, 2010 and September 30, 2010, respectively	705,399	669,892
Inventories, net	1,303,849	1,386,317
Current portion of note receivable	192,500	210,000
Prepaid expenses and other current assets	235,436	352,534

Total current assets	2,693,856	2,770,486

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,358,840 and $6,297,906 at December 31, 2010 and September 30, 2010, respectively	515,650	525,658

OTHER ASSETS:

Long term portion of note receivable	--	35,000
Other assets	35,331	40,250
Total other assets	35,331	75,250

Total Assets	$3,244,837	$3,371,394

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2010	September 30, 2010
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$763,338	$743,170
Revolving line of credit	398,000	398,000
Deferred revenue	28,147	27,337
Total Current Liabilities	1,189,485	1,168,507

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,239,343	5,218,365

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,570,281 and 15,565,281 issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	155,702	155,652
Additional paid-in capital	22,971,450	22,959,539
Accumulated deficit	(25,074,619)	(24,890,439)
Accumulated other comprehensive loss- currency translation loss	42,598	17,914
Less treasury stock at cost; 100,000 shares at December 31, 2010 and September 30, 2010, respectively.	(89,637)	(89,637)
Total Stockholders’ Deficit	(1,994,506)	(1,846,971)
Total Liabilities and Stockholders’ Deficit	$3,244,837	$3,371,394

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31, 2010	December 31, 2009
Net Sales	$1,376,674	$1,151,793
Cost of Sales	866,863	642,669
Gross Profit	509,811	509,124
Operating Expenses:
Selling, general and administrative	599,887	531,222
Research and development	1,382	16,880
Total operating expenses	601,269	548,102
Total operating loss	(91,458)	(38,978)
Other income (expenses):
Interest expense (net)	(88,644)	(84,678)
Other income (expense)	96	(85)
Total other expense	(88,548)	(84,763)

Net loss before income taxes	(180,006)	(123,741)

Income Tax expense	4,173	10,276

Net income (loss):	(184,179)	(134,017)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,684	27,176
Comprehensive (loss) income:	$(159,495)	$(106,841)

Earnings (loss) per share - Basic	$(0.01)	$(0.01)
Earnings (loss) per share - Diluted	$(0.01)	$(0.01)
Weighted average common shares used in calculation of earnings (loss) per share - Basic	15,469,683	15,436,966
Weighted average common shares used in calculation of earnings (loss) per share – Diluted	15,469,683	15,436,966

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
Cash flows from operating activities:	2010	2009
Net (loss) income	$(184,180)	$(134,017)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	46,968	43,265
Provision for Bad Debts	4,080	(7,904)
Stock Based Compensation	11,961	15,655
Changes in operating assets and liabilities:
Accounts receivable	(39,587)	90,316
Prepaid expenses and other current assets	117,098	(6,571)
Inventories	82,468	(27,525)
Accounts payable and accrued expenses	20,168	(98,908)
Other assets	810	231
Deferred revenue	4,919	(18,001)
Net cash (used in) provided by operating activities	64,705	(143,459)

Cash flows from investing activities:
Purchase of property and equipment	(29,458)	(2,730)
Payments Received on Notes Receivable	52,500	52,500
Net cash provided by (used in) investing activities	23,042	49,770

Cash flows from financing activities:
Net borrowings on Line of Credit	--	24,000
Payments on Notes – Itau Bank	--	(24,345)
Net cash provided by (used in) financing activities	--	(345)

Effects of foreign exchange rate	17,182	17,022

Net (decrease) increase in cash and cash equivalents	104,929	(77,012)

Cash and cash equivalents at beginning of period	151,743	156,314

Cash and cash equivalents at end of period	$256,672	$79,302
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$95,281	$60,562

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 and 2009

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

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued in January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

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

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2010 and 2009, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2010 and 2009, respectively.

	Three Months Ended December 31,
	2010	2009

Numerator:
Net (loss) income	$(184,180)	$(137,014)

Denominator:
Weighted –average shares outstanding	15,469,683	15,436,966
Effect of dilutive shares	--	--
Denominator for diluted earnings per share	15,469,683	15,436,966

Basic earnings (loss) per share	$(0.01)	$(0.01)
Diluted earnings (loss) per share	$(0.01)	$(0.01)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended December 31,
	2010	2009

Convertible notes	11,571,022	11,571,022
Options to purchase common stock	2,942,208	1,007,208
Total antidilutive instruments	14,513,230	12,578,208

NOTE 4 – STOCK BASED COMPENSATION

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2010:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2010	2,932,208	$0.15	8.56
Granted	20,000	0.10	4.92
Exercised	--	--	--
Forfeited, cancelled or expired	(10,000)	0.15	--
Options outstanding – December 31, 2010	2,942,208	$0.15	8.30
Options exercisable – December 31, 2010	1,033,708	$0.22	6.62

The Company incurs stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of December 31, 2010, there was $104,942 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within four years.  The options exercisable as of December 31, 2010 have no intrinsic value.

NOTE 5 - INVENTORIES

    Inventories at December 31, 2010 and September 30, 2010, respectively, consist of the following:

	December 31, 2010	September 30, 2010

Raw Materials	$1,081,040	$1,171,982
Work-in-process	126,419	137,035
Finished goods	755,012	816,272
	1,962,471	2,125,289
Less reserves	(658,623)	(738,972)
Inventories, net	$1,303,848	$1,386,317

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of Company Common Stock at an exercise price of $0.20 per share.  The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights.  As of December 31, 2010, the outstanding balance on the facility was $398,000.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under FASB ASC 280, Segment Reporting.  The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the three months ended December 31, 2010 and 2009 respectively.

	United* States	Brazil	Consolidated
December 31, 2010:
Revenues	721,963	654,711	1,376,674
Long-lived assets	195,972	355,009	550,981
December 31, 2009:
Revenues	526,483	625,310	1,151,793
Long-lived assets	392,718	422,477	815,195

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For the three months ending December 31, 2010 and 2009, the Company received $52,500 and $52,500, respectively, in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note.

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

Critical Accounting Policies
We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2010
Compared to the Three Month Period Ended December 31, 2009

Revenues for the three-month period ended December 31, 2010 increased by approximately $225,000 (20%) to approximately $1,377,000 from approximately $1,152,000 for the same period ended December 31, 2009.  The increase is due to higher sales of Analyst consumables of approximately $101,000, an increase of sales of Virgo ® products of approximately $107,000 and an overall increase in sales in Brazil of approximately $29,000. Consumable sales can vary substantially from quarter to quarter based on distributor orders.

Cost of product sales increased by approximately $224,000 (34%) to approximately $867,000 from approximately $643,000 for the same period last year.  Cost of product sales as a percentage of sales increased to 63% from 56% from the same period last year. The increase in cost of sales as a percentage of sales is predominately attributable to an increase in raw material costs from one supplier who increased its prices for certain orders.  While the Company is negotiating to reduce such pricing increases, no assurances can be given that the Company will be successful in this regard.

Research and development expenses decreased approximately $15,000 from the same quarter last year.  The decrease was the result of the departure of one employee.

The Company continues to work to complete several research and development programs including:

•	Upgrading the Analyst instrument and product offerings such as evaluating and developing complimentary products for Hemagen’s Analyst product line to distribute to the veterinary market;

•	Developing new ELISA kits and enhancing existing ELISA kits; and

•	Developing and enhancing IFA kits.

Selling, general and administrative expenses increased by approximately $69,000 (13%) for the quarter ended December 31, 2010 to approximately $600,000 from approximately $531,000 in the previous period.  The majority of this increase was due to increased legal expenses incurred during the current quarter of approximately $26,000 and an increase in travel related expenses of approximately $35,000 during the quarter ended December 31, 2010.

Total other expenses for the three months ended December 31, 2010 increased by approximately $4,000 to approximately $89,000 from approximately $85,000 from the period ended December 31, 2009. The increase in net expenses was due to the reduction of interest income received on the Note.

Income tax expense for the quarter ended December 31, 2010 was approximately $4,000 as compared to approximately $10,000 for the quarter ended December 31, 2009.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The net income before tax for the Company’s Brazilian subsidiary for the period ended December 31, 2010 was approximately $41,000 compared to net income before tax of approximately $76,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 24%, which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net loss for the period increased by approximately $50,000 for the three months ended December 31, 2010 to approximately $184,000 compared to a net loss of approximately $134,000 in the prior year quarter. The reduction in net loss is attributable to lower gross margins and an increase in SG&A expenses during the current fiscal quarter.

Liquidity and Capital Resources

At December 31, 2010, Hemagen had $256,672 of cash, working capital of $1,504,371 and a current ratio of 2.26 to 1.0.  At September 30, 2010, the Company had $151,743 of cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0.

On December 31, 2010, the Company had a loan outstanding in the amount of $398,000 with Bay Bank, FSB.  On February 7, 2011, TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, purchased the loan from Bay Bank, FSB for approximately $360,000 and agreed to provide a $1 million line of credit facility to the Company for the purpose of financing working capital needs.

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility are for up to $1,000,000 based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of Company Common Stock at an exercise price of $0.20 per share.  The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights.  As of December 31, 2010, the outstanding balance on the facility was $398,000.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

The Company believes that cash flow from operations and cash on hand at December 31, 2010 will be sufficient to finance its operations for the remainder of fiscal 2011.  However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash provided by operating activities during the three months ended December 31, 2010 was approximately $65,000 compared to cash used by operating activities of approximately $143,000 during the three-month period ended December 31, 2009.  This is attributable primarily to a reduction in a large prepaid inventory expense on record at September 30, 2010, and received during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, and a decrease in inventory due to increased sales during the quarter ended December 31, 2010 as compared to the prior year quarter.

Approximately $23,000 of cash was provided from investing activities during the three-month period ended December 31, 2010 as compared to approximately $50,000 of cash provided for investing activities during the three-month period ended December 31, 2009.  The cash provided during the current quarter was generated by the payments received against the Note and was offset by purchases of property and equipment of approximately $29,000 during the current quarter. The cash provided from investing activities during the three-month period ended December 31, 2009 was generated from payments received against the Note and was offset by purchases of property and equipment of approximately $ 3,000 during that quarter.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $52,500, for both three-month periods ended December 31, 2010 and 2009.

There was no cash used or provided by financing activities during the three-month period ended December 31, 2010. Net cash used by financing activities for the three-month period ended December 31, 2009 was $345.  In the three months ended December 31, 2009, the Company borrowed $24,000 against the line of credit and paid $24,345 against the Brazil notes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer (Principal Executive Officer), William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of December 31, 2010 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2010	-	-	-	-
November 1-30, 2010	-	-	-	-
December 1-31, 2010	21,190	$0.06	21,190	-
Total	21,190	$0.06	21,190	-

(1)
Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration.  The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

The information in Item 5 below is incorporated herein by reference.

 Item 5.    Other Information.

On December 31, 2010, the Company had a loan outstanding in the amount of $398,000 with Bay Bank, FSB.  On February 7, 2010, TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, purchased the loan from Bay Bank, FSB for approximately $360,000 and agreed to provide a $1 million line of credit facility to the Company for the purpose of financing working capital needs.

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility are for up to $1,000,000 based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of Company Common Stock at an exercise price of $0.20 per share.  The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights.  As of December 31, 2010, the outstanding balance on the facility was $398,000.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

Item 6.      Exhibits.

     (a)    Exhibits

Exhibit 10.1	Ninth Modification to Loan and Security Agreement between the Company and TiFunding LLC

Exhibit 10.2	Sixth Allonge to Promissory Note executed by Company in Favor of TiFunding LLC

Exhibit 10.3	Warrant to Purchase Shares of Common Stock issued to TiFunding LLC

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Hemagen Diagnostics, Inc. (Registrant)

February 9, 2011	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2011	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Controller