Form 10-Q
period 2011-03-31
HEMAGEN DIAGNOSTICS INC
filed 2011-05-16
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

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

As of May 12, 2011, the registrant had 15,480,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I   -  Financial Information

Item 1.  -  Financial Statements
HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash	$299,408	$151,743
Accounts receivable, less allowance for doubtful accounts of $71,338 and $60,016 at March 31, 2011 and September 30, 2010, respectively	646,826	669,892
Inventories, net	1,249,619	1,386,317
Current portion of note receivable	140,000	210,000
Prepaid expenses and other current assets	194,370	352,534

Total current assets	2,530,223	2,770,486

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,415,572 and $6,297,906 at March 31, 2011 and September 30, 2010, respectively	474,939	525,658

OTHER ASSETS:

Long term portion of note receivable	--	35,000
Other assets	60,518	40,250
Total other assets	60,518	75,250

Total Assets	$3,065,680	$3,371,394

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

	March 31, 2011	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$803,236	$743,170
Revolving line of credit – Bay Bank	--	398,000
Revolving line of credit – TiFunding – Related Party	504,413	--
Deferred revenue	35,340	27,337
Total Current Liabilities	1,342,989	1,168,507

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858

Total liabilities	5,392,847	5,218,365

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,575,281 and 15,565,281 issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	155,752	155,652
Additional paid-in capital	22,990,972	22,959,539
Accumulated deficit	(25,440,952)	(24,890,439)
Accumulated other comprehensive loss- currency translation loss	56,698	17,914
Less treasury stock at cost; 100,000 shares	(89,637)	(89,637)
Total Stockholders’ Deficit	(2,327,167)	(1,846,971)
Total Liabilities and Stockholders’ Deficit	$3,065,680	$3,371,394

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six-months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net Sales	$1,217,704	$1,421,374	$2,594,378	$2,573,167
Cost of Sales	902,177	766,426	1,769,040	1,409,095
Gross Profit	315,527	654,948	825,338	1,164,072
Operating Expenses:
Selling, general and administrative	586,393	495,700	1,186,281	1,026,921
Research and development	1,146	5,232	2,528	22,112
Total operating expenses	587,539	500,932	1,188,809	1,049,033
Total operating income (loss)	(272,012)	154,016	(363,471)	115,039
Other income (expenses):
Interest expense, net	(96,996)	(83,146)	(185,640)	(167,824)
Other income (expense)	(166)	3,230	(70)	3,144
Gain on sale of assets	2,800	25,291	2,800	25,291
Total other expense	(94,362)	(54,625)	(182,910)	(139,389)

Net income (loss), before income taxes	(366,374)	99,391	(546,381)	(24,350)

Income tax expense (benefit)	(41)	36,552	4,132	46,828

Net income (loss):	$(366,333)	$62,839	$(550,513)	$(71,178)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,100	(27,297)	38,784	(121)
Comprehensive income (loss):	$(352,233)	$35,542	$(511,729)	$(71,299)

Earnings (loss) per share - Basic	$(0.02)	$0.00	$(0.04)	$(0.00)
Earnings (loss) per share - Diluted	$(0.02)	$0.00	$(0.04)	$(0.00)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,472,670	15,455,003	15,471,160	15,445,885
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,472,670	15,455,003	15,471,160	15,445,885

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months Ended March 31,
Cash flows from operating activities:	2011	2010
Net loss	$(550,513)	$(71,178)
Adjustments to reconcile net cash provided by (used in) operating activities:
Cash provided by operating activities:
Depreciation	93,898	83,615
Non-cash interest expense – warrants	7,970	--
(Gain) on sale of assets	(2,800)	(25,291)
Provision for (recovery of) bad debts	9,844	(10,512)
Stock based compensation	23,563	17,460
Changes in operating assets and liabilities:
Accounts receivable	13,222	(58,878)
Prepaid expenses and other current assets	158,164	10,741
Inventories	136,698	135,676
Other assets	(20,268)	(18,559)
Accounts payable and accrued expenses	60,067	(195,941)
Deferred revenue	8,003	7,156
Net cash provided by (used in) operating activities	(62,152)	(125,711)

Cash flows from investing activities:
Purchase of property and equipment	(31,482)	(3,336)
Proceeds from sale of assets	2,800	39,912
Payments received on notes receivable	105,000	105,000
Net cash provided by investing activities	76,318	141,576

Cash flows from financing activities:
Payments (borrowings) on line of credit	106,413	(2,000)
Payments on Notes – Itau Bank	--	(27,057)
Net cash provided by (used in) financing activities	106,413	(29,057)

Effects of foreign exchange rate	27,086	499

Net change in cash and cash equivalents	147,665	(12,693)

Cash and cash equivalents at beginning of period	151,743	156,314

Cash and cash equivalents at end of period	$299,408	$143,621
Supplemental disclosure of cash flow information:

Cash payments for period for interest	$165,641	$185,745
Cash payments for period for income taxes	$6,108	$18,094

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-Q.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have an impact on the Company’s financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and six-months ended March 31, 2011 and 2010, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,		Six-months Ended March 31,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$(366,333)	$62,839	$(550,513)	$(71,178)

Denominator:
Weighted –average shares outstanding	15,472,670	15,455,003	15,471,160	15,445,885
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,472,670	15,455,003	15,471,160	15,445,885

Basic Earnings per share	$(0.02)	$0.00	$(0.04)	$(0.00)
Diluted Earnings per share	$(0.02)	$0.00	$(0.04)	$(0.00)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended March 31,		Six-months Ended March 31,
	2011	2010	2011	2010

Convertible notes	11,571,022	11,571,022	11,571,022	11,571,022
Warrants	2,944,444	--	1,456,044	--
Options to purchase common stock	3,059,986	1,007,208	2,996,164	1,007,208
Total antidilutive instruments	17,575,452	12,578,230	16,023,230	12,578,230

NOTE 4 – COMMON STOCK EQUIVALENTS

The following table summarizes the Company’s stock option activity for the six-months ended March 31, 2011:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2010	2,932,208	$0.15	8.56
Granted	180,000	0.10	4.81
Exercised	--	--	--
Forfeited, cancelled or expired	(10,000)	0.15	--
Options outstanding – March 31, 2011	3,102,208	$0.15	7.89
Options exercisable – March 31, 2011	1,075,708	$0.21	6.28

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,		Six-months Ended March 31,
	2011	2010	2011	2010
Dividend yield	--	--	--	--
Expected volatility	136.27% - 137.95%	--	136.27% - 137.95%	--
Risk-free interest rate	2.02% - 3.48%	--	1.47% - 3.48%	--
Expected life in years	5 -10	--	5 -10	--

The Company incurs stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incur expense on shares we expect to vest.

As of March 31, 2011, there was $101,723 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options exercisable as of March 31, 2011 have no intrinsic value.

The following table summarizes the Company’s warrant activity for the six-months ended March 31, 2011:

	Shares	Weighted average exercise price	Weighted average life (in years)

Warrants outstanding – October 1, 2010	--	$--	--
Granted	5,000,000	0.20	4.86
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – March 31, 2011	5,000,000	$0.20	4.86
Options exercisable – March 31, 2011	5,000,000	$0.20	4.86

As of March 31, 2011, there was $231,121 of unrecognized interest expense related to warrant compensation that we expect to vest. This cost will be fully incurred within 5 years.  The warrants exercisable as of March 31, 2011 have no intrinsic value.

NOTE 5 - INVENTORIES

 Inventories at March 31, 2011 and September 30, 2010, respectively consist of the following:

	March 31, 2011	September 30, 2010
Raw Materials	$1,079,811	$1,171,982
Work-in-process	91,009	137,035
Finished goods	677,017	816,272
	1,847,837	2,125,289
Less reserves	(598,218)	(738,972)
Inventories, net	$1,249,619	$1,386,317

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase for $1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights.  As of March 31, 2011, the outstanding balance on the facility was $504,413.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

The following table sets forth revenue for the periods reported and assets by geographic location for the six-months ended March 31, 2011 and 2010, respectively.

	United* States	Brazil	Consolidated
March 31, 2011:
Revenues	$1,360,006	$1,234,372	$2,594,378
Long-lived assets	$313,000	$377,631	$690,631

March 31, 2010:
Revenues	$1,327,625	$1,245,542	$2,573,167
Long-lived assets	$313,000	$377,631	$690,631
* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For each of the six-month periods ended March 31, 2011 and 2010 the Company has received $105,000 in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note.

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

Results of Operations

The Three Month Period Ended March 31, 2011
Compared to the Three Month Period Ended March 31, 2010

Revenues for the three-month period ended March 31, 2011 decreased  by approximately $203,000 (14%) to approximately $1,218,000 from approximately $1,421,000 for the three-month period ended March 31, 2010.  The overall decrease in revenues is mainly attributable to a decrease in sales in the Analyst ® division of approximately $162,000 and a slight decrease in sales from our Brazilian subsidiary of approximately $41,000 during the current year verses the same period last year. Sales in Brazil local currency were down approximately 6% from the same quarter last year, but the Real to  Dollar exchange rate averaged 1.69 during the current quarter as compared to 1.78 for the same quarter a year ago helping to offset this decrease in overall revenue.

Cost of product sales increased approximately $136,000 (18%) to approximately $902,000 from approximately $766,000 for the same period a year ago.  Cost of product sales as a percentage of sales increased to 74% from 54% from the same period last year. This increase in cost of sales is primarily attributed to the higher payroll and outside consulting expenses as compared to the same quarter of the prior year.

Research and development expenses decreased by approximately $2,000 (40%) to approximately $3,000 during the second quarter of 2011 as compared to approximately $5,000 of expenses in the second quarter of 2010.  This decrease was the result of the reduction of certain outside consulting expenses.

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

Selling, general and administrative expenses increased by approximately $90,000 (18%) for the quarter ended March 31, 2011 to approximately $586,000 from approximately $496,000 in the previous period.  The Company incurred increases in legal, facility, travel, audit and outside consulting expenses compared to the same period last year which combined increased the overall SG&A expenses for the period.

Total other expenses for the three months ending March 31, 2011 increased by $40,000 to approximately $94,000 from approximately $55,000 from the period ending March 31, 2010.  The increase in net other expense is primarily attributed to the following: a reduction in interest income recognized due to the declining balance on the note receivable, and increase in interest expense due to an increased rate on the line of credit borrowings and interest expense related to the issuance of warrants in conjunction with the line of credit renewal, and a decrease of gain recognized on the sale of assets compared to the same quarter last year.

There was no income tax expense recognized for the quarter ended March 31, 2011 as compared to approximately $37,000 of expense for the quarter ended March 31, 2010.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The Company’s Brazilian subsidiary incurred a pre-tax net loss of approximately $6,000 for the period ending March 31, 2011 compared  to net income before tax of approximately $81,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 12% year to date which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period decreased by approximately $429,000 for the three months ended March 31, 2011 to a net loss of approximately $366,000 compared to net income of approximately $63,000 in the same quarter of the prior year. The decrease in net income is attributable to lower revenues in combination with lowers margins and increased selling and general administrative expenses.

The Six-month Period Ended March 31, 2011
Compared to the Six-month Period Ended March 31, 2010

Revenues for the six-month period ended March 31, 2011 increased by approximately $21,000 (1%) to approximately $2,594,000 from approximately $2,573,000 for the same six-month period ended March 31, 2010. The small net increase in revenues is attributed to an increase in sales in the autoimmune and infections disease line by approximately $98,000 offset by a decrease in the Analyst® division during the six-month period ending March 31, 2010 of approximately $76,000 verses the prior year quarter.  Revenues in local Brazilian currency were approximately R$131,000 lower from that of the prior year, but the stabilization of the Brazilian Real resulted in only a decrease of approximately $11,000 for Brazil revenues in US dollars. The average exchange rates for the six-month periods ended March 31, 2011 and 2010 were 1.69 and 1.78, respectively.

Cost of product sales increased by approximately $360,000 (26%) to approximately $1,769,000 from approximately $1,409,000 for the same period last year.  Cost of product sales as a percentage of sales increased to approximately 68% compared to 54% for the same period last year. The increase in cost of sales as a percentage of sales is predominately attributable to an increase in raw material costs from one supplier who increased its prices for certain orders during the current year and an increase in expenses related to outside consulting services.

Research and development expenses decreased by approximately $20,000 (43%) during the six-months ended March 31, 2011 to approximately $2,000 from $22,000 in 2010.  This decrease was the result of an employee termination and a reduction of certain outside consulting expenses.

Selling, general and administrative expenses increased by approximately $159,000 (15%) for the six-months ended March 31, 2011 to approximately $1,186,000 from approximately $1,027,000 in the previous period ended March 31, 2010.  The increases in expense for the current year was attributable to an increase in legal and travel related expenses, along with expenses related to an audit for the Brazilian subsidiary that took place during the current year.

Total other expenses for the six-months ended March 31, 2011 increased by approximately $44,000 to approximately $183,000 from approximately $139,000 from the six-month period ended March 31, 2010.  This increase in expense was due to an increase in interest related expenses due to an increase in the percentage rate on the line of credit, a reduction of interest income of approximately   $8,000 on the Note receivable, and increased interest expense related to the warrants issued in conjunction with the line of credit. There was also a net decrease of approximately $22,000 in the amounts recorded as gains on the sale of assets between the current and prior year periods.

Income tax expense for the six-months ended March 31, 2011 was approximately $4,000 as compared to $47,000 for the six-months ended March 31, 2010.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the six-month period ended March 31, 2011 was approximately $35,000 compared to net income before tax of approximately $157,000 in the prior year. The Brazilian income tax is calculated at an effective rate of approximately 12% for the current year which takes into consideration our use of net loss carry forwards from prior periods.

Net loss increased by approximately $479,000 for the six-months ended March 31, 2011 to a net loss of approximately $550,000 compared to a net loss of approximately $71,000 in the six-month period ended March 31, 2010.  The increase in net loss was attributable to increase raw material costs, lower overall margins and an increase in expenses related to legal, travel and audit related fees during the current year.

Liquidity and Capital Resources

At March 31, 2011 Hemagen had $299,000 of cash, working capital of $1,187,234 and a current ratio of 1.88 to 1.0.  At September 30, 2010, the Company had $151,743 of cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0.

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
The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility are for up to $1,000,000  based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of Company Common Stock at an exercise price of $0.20 per share.  The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights.  As of March 31, 2011, the outstanding balance on the facility was $504,413.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

The Company believes that cash flow from operations and cash on hand at March 31, 2011 will be sufficient to finance its operations for the remainder of fiscal 2011.  However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash used in operating activities during the six-months ended March 31, 2011 was approximately $62,000 compared to cash used by operating activities of approximately $126,000 during the six-month period ended March 31, 2010. The net decrease in cash used was due to a reduction of prepaid expenses, decreasing inventory balances and an increase in payables during the current year period.

Approximately $76,000 of cash was provided from investing activities during the six-month period ended March 31, 2011 as compared to approximately $142,000 of cash provided from investing activities during the six-month period ended March 31, 2010.  The cash provided during the current six-month period ended March 31, 2011 was generated by the payments received against the Note and was offset by purchases of property and equipment of approximately $31,000 during the current quarter. The cash provided from investing activities during the six-month period ended March 31, 2010 was generated from payments received against the Note and was offset by purchases of property and equipment of approximately $3,000 during that quarter. Cash received as proceeds from the sale of Company assets compared to the same period last year declined approximately $37,000.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $105,000, for each of the six-month periods ended March 31, 2011 and 2010.

Net cash provided by financing activities during the six-month period ended March 31, 2011 was approximately $106,000 compared to cash used in financing activities of approximately $29,000 in the six-month period ended March 31, 2010. The Company borrowed additional funds on the line of credit to fund operations during the current six-month period. During the six-month period ended March 31, 2010 the Company paid $2,000 against the line of credit and paid $27,057 against the Brazil notes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of March 31, 2011 except for the matters described below.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor, has informed the company that these limitations represent a material weakness in internal controls. Management continues to evaluate this segregation of duties issue. Over the past several months, management has documented the Company’s critical control procedures and will continue to review and update such procedures as changes occur.

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

None

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

Hemagen Diagnostics, Inc. (Registrant)

Date: May 16, 2011	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
(Principal Financial Officer)