Form 10-Q
period 2011-06-30
HEMAGEN DIAGNOSTICS INC
filed 2011-08-15
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

9033 Red Branch Road, Columbia, Maryland  21045-2105
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

Large accelerated filer [    ]                                                                   Accelerated filer [    ]

Non-accelerated filer [    ]                                                                   Smaller reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  No     X
As of July 13, 2011, the registrant had 15,485,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I - Financial Information

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$209,933	$151,743
Accounts receivable, less allowance for doubtful accounts of
$72,750 and $60,016 at June 30, 2011 and September 30, 2010,
respectively	635,502	669,892
Inventories, net	1,479,031	1,386,317
Current portion of note receivable	87,500	210,000
Prepaid expenses and other current assets	235,464	352,534

Total current assets	2,647,430	2,770,486

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $6,497,273 and $6,297,906 at
June 30, 2011 and September 30, 2010, respectively	449,146	525,658

OTHER ASSETS:

Long term portion of note receivable	--	35,000
Other assets	65,995	40,250
Total other assets	65,995	75,250

Total Assets	$3,162,571	$3,371,394

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30,	September 30,
	2011	2010
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$709,490	$743,170
Revolving line of credit	--	398,000
Revolving line of credit – Related Party	669,413	--
Deferred revenue	30,648	27,337
Total Current Liabilities	1,409,551	1,168,507

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total liabilities	5,459,409	5,218,365

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,580,281 and 15,565,281 issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	155,802	155,652
Additional paid-in capital	23,014,523	22,959,539
Accumulated deficit	(25,489,036)	(24,890,439)
Accumulated other comprehensive gain-
currency translation gain	111,510	17,914
Less treasury stock at cost; 100,000 shares	(89,637)	(89,637)
Total Stockholders’ Deficit	(2,296,838)	(1,846,971)
Total Liabilities and Stockholders’ Deficit	$3,162,571	$3,371,394

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net Sales	$1,400,678	$1,317,712	$3,995,056	$3,890,879
Cost of Sales	733,108	702,850	2,502,148	2,111,945
Gross Profit	667,570	614,862	1,492,908	1,778,934
Operating Expenses:
Selling, general and administrative	605,997	506,443	1,792,277	1,533,364
Research and development	1,366	(2,157)	3,895	19,955
Total operating expenses	607,363	504,286	1,796,172	1,553,319
Total operating income (loss)	60,207	110,576	(303,264)	225,615
Other income (expenses):
Interest expense, net	(108,489)	(83,870)	(294,129)	(251,694)
Other income (expense)	198	47	128	3,191
Gain on sale of assets	--	--	2,800	25,291
Total other expense	(108,291)	(83,823)	(291,201)	(223,212)

Net (loss) income, before income taxes	(48,084)	26,753	(594,465)	2,403

Income tax expense (benefit)	--	34,766	4,132	81,594

Net income (loss):	$(48,084)	$(8,013)	$(598,597)	$(79,191)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54,813	(959)	93,596	(1,080)
Comprehensive income (loss):	$6,729	$(8,972)	$(505,001)	$(80,271)

Earnings (loss) per share - Basic	$0.00	$0.00	$(0.04)	$(0.01)
Earnings (loss) per share - Diluted	$0.00	$0.00	$(0.04)	$(0.01)
Weighed average common shares used in calculation of earnings (loss) per share - Basic	15,478,907	15,459,567	15,473,743	15,450,446
Weighed average common shares used in calculation of earnings (loss) per share – Diluted	15,478,907	15,459,567	15,473,743	15,450,446

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,
Cash flows from operating activities:	2011	2010
Net loss	$(598,597)	$(79,191)
Adjustments to reconcile net cash provided by (used in) operating activities:
Cash provided by operating activities:
Depreciation	141,422	122,259
Non-cash interest expense – warrants	19,924	--
Gain on sale of assets	(2,800)	(25,291)
Provision for (recovery of) bad debts	8,624	(9,720)
Stock based compensation	35,210	29,669
Changes in operating assets and liabilities:
Accounts receivable	25,766	(5,330)
Prepaid expenses and other current assets	117,070	(82,870)
Inventories	(92,714)	237,658
Other assets	(25,746)	12,411
Accounts payable and accrued expenses	(33,680)	(261,273)
Deferred revenue	3,311	(20,505)
Net cash used in operating activities	(402,210)	(82,183)

Cash flows from investing activities:
Purchase of property and equipment	(39,350)	(17,946)
Proceeds from sale of assets	2,800	39,912
Payments received on notes receivable	157,500	157,500
Net cash provided by investing activities	120,950	179,466

Cash flows from financing activities:
Borrowings (payments) on lines of credit	271,413	(2,000)
Payments on Notes Payable	--	(28,859)
Net cash provided by (used in) financing activities	271,413	(30,859)

Effects of foreign exchange rate	68,037	(1,098)

Net change in cash and cash equivalents	58,190	65,326

Cash and cash equivalents at beginning of period	151,743	156,314

Cash and cash equivalents at end of period	$209,933	$221,640
Supplemental disclosure of cash flow information:

Cash payments for period for interest	$288,769	$276,604
Cash payments for period for income taxes	$3,011	$70,238

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

In May 2011, the FASB issued new guidance which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  This new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard in the first quarter of 2012 will not materially expand its consolidated footnote disclosures.

In June 2011, the FASB issued new guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  This new guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This new guidance is to be applied retrospectively.  The Company anticipates that the adoption of this standard in the first quarter of 2012 will not materially change the presentation of its consolidated financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2011 and 2010, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Net loss	$(48,084)	$(8,013)	$(598,597)	$(79,191)

Denominator:
Weighted –average shares outstanding	15,478,907	15,459,567	15,473,743	15,450,446
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,478,907	15,459,567	15,473,743	15,450,446

Basic Earnings per share	$0.00	$0.00	$(0.04)	$(0.01)
Diluted Earnings per share	$0.00	$0.00	$(0.04)	$(0.01)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Convertible notes	11,571,022	11,571,000	11,571,022	11,571,000
Warrants	5,000,000	--	2,637,363	--
Options to purchase common stock	3,102,208	2,962,208	3,031,805	2,962,208
Total antidilutive instruments	19,673,230	14,533,208	17,240,190	14,533,208

NOTE 4 – COMMON STOCK EQUIVALENTS

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2011:
	Shares	Weighted average exercise price	Weighted average life in years

Options outstanding – October 1, 2010	2,932,208	$0.15	7.81
Granted	190,000	0.10	4.56
Exercised	--	--	--
Forfeited, cancelled or expired	(20,000)	0.17	--
Options outstanding – June 30, 2011	3,102,208	$0.15	7.65
Options exercisable – June 30, 2011	1,689,375	$0.18	7.09

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

Nine Months Ended June 30, 2011

Dividend yield	--
Expected volatility	136.27% - 137.95%
Risk-free interest rate	1.47% - 3.48%
Expected life in years	5 -10

The Company incurs stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incurred expense on shares we expect to vest.

As of June 30, 2011, there was $90,276 of unrecognized compensation cost related to stock-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options exercisable as of June 30, 2011 have no intrinsic value.

The following table summarizes the Company’s warrant activity for the nine months ended June 30, 2011:
	Shares	Weighted average exercise price	Weighted average life (in years)

Warrants outstanding – October 1, 2010	--	$--	--
Granted	5,000,000	0.20	4.61
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Warrants outstanding – June 30, 2011	5,000,000	$0.20	4.61
Warrants exercisable – June 30, 2011	5,000,000	$0.20	4.61

As of June 30, 2011, there was $219,166 of unrecognized interest expense related to warrants outstanding that will be fully expensed within 5 years.  The warrants exercisable as of June 30, 2011 have no intrinsic value.

NOTE 5 - INVENTORIES

Inventories at June 30, 2011 and September 30, 2010, respectively consist of the following:

	June 30,	September 30,
	2011	2010
Raw Materials	$1,076,204	$1,171,982
Work-in-process	49,750	137,035
Finished goods	940,628	816,272
	2,066,582	2,125,289
Less reserves	(587,551)	(738,972)
Inventories, net	$1,479,031	$1,386,317

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase for $1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to the warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.   As of June 30, 2011, the outstanding balance on the facility was $669,413.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

The following table sets forth revenue for the periods reported and assets by geographic location for the nine months ended June 30, 2011 and 2010, respectively.

	United* States	Brazil	Consolidated
June 30, 2011:
Revenues	$2,179,081	$1,815,975	$3,995,056
Long-lived assets	$177,014	$338,127	$515,141

June 30, 2010:
Revenues	$1,973,358	$1,917,521	$3,890,879
Long-lived assets	$263,326	$346,155	$609,481

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note Receivable during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. For each of the nine month periods ended June 30, 2011 and 2010 the Company has received $157,500 in principal payments against the Note. All payments that have been received on the Note have been made in accordance with the terms of the Note Receivable. As of June 30, 2011, there are five remaining principal payments due on the Note Receivable totaling $87,500, with the final payment due on November 30, 2011.

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

Results of Operations

The Three Month Period Ended June 30, 2011
Compared to the Three Month Period Ended June 30, 2010

Revenues for the three-month period ended June 30, 2011 increased by approximately $83,000 (6%) to approximately $1,401,000 from approximately $1,318,000 for the three-month period ended June 30, 2010.  The overall increase in revenues is mainly attributable to an increase in sales in the Analyst ® division of approximately $103,000, an increase in non-Brazil sales in the autoimmune line of approximately $67,000 and a decrease in sales from our Brazilian subsidiary of approximately $90,000 during the current year versus the same period last year. Sales in Brazil local currency were down approximately 23% from the same quarter last year. The Brazilian Real to U.S. Dollar exchange rate averaged 1.60 during the current quarter as compared to 1.80 for the same quarter a year ago which offset the decrease in revenues in US currency to approximately 13%.

Cost of product sales increased approximately $30,000 (4%) to approximately $733,000 from approximately $703,000 for the same period a year ago.  Cost of product sales as a percentage of sales remained relatively constant at approximately 53% for the periods ended June 30, 2011 and 2010. This increase in cost of sales Dollars is attributed to an increase in sales for the current period.

Selling, general and administrative expenses increased by approximately $100,000 (20%) for the quarter ended June 30, 2011 to approximately $606,000 from approximately $506,000 in the previous period.  The Company incurred increases in legal, facility, travel related, audit and outside consulting expenses compared to the same period last year which combined increased the overall SG&A expenses for the period.

Research and development expenses increased by approximately $3,000 during the three month period ended June 30, 2011 to approximately $1,000 from a credit of approximately $2,000 during the three month period ended June 30, 2010.  The credit balance in 2010 was due to the adjustment of an invoice for consulting services during the three month period ended June 30, 2010.

Total other expenses for the three months ending June 30, 2011 increased approximately $24,000 to approximately $108,000 from approximately $84,000 from the period ending June 30, 2010.  The increase in net other expense is primarily attributed to the following: a reduction in interest income recognized due to the declining balance on the note receivable, and increase in interest expense related to the line of credit which is due to an increase in the actual Dollars borrowed against the line, as well as in increase in the interest rate on the line and interest expense related to the issuance of warrants in conjunction with the line of credit renewal which occurred in February 2011.

There was no income tax expense recognized for the quarter ended June 30, 2011 as compared to approximately $35,000 of expense for the quarter ended June 30, 2010.  The tax expense for 2010 resulted from income realized at the Company’s Brazilian subsidiary.  The Company’s Brazilian subsidiary incurred a pre-tax net loss of approximately $75,000 for the period ended June 30, 2011 compared to net income before tax of approximately $98,000 for the prior year. The Brazilian income tax is calculated at an effective rate of approximately 24% year to date which includes the fact that there are net loss carry forwards being utilized from prior periods.

Net income for the period decreased by approximately $40,000 for the three months ended June 30, 2011 to a net loss of approximately $48,000 compared to a net loss of approximately $8,000 in the same quarter of the prior year. The decrease in net income is attributable to an increase in interest expense and an increase in selling and general administrative expenses, offset by an increase in overall gross margin, which was the result of higher revenues at a slightly higher margin compared to the same period last year.

The Nine Month Period Ended June 30, 2011
Compared to the Nine Month Period Ended June30, 2010

Revenues for the nine-month period ended June 30, 2011 increased by approximately $104,000 (3%) to approximately $3,995,000 from approximately $3,891,000 for the same nine-month period ended June 30, 2010. The increase in revenues is attributed to an increase in sales to non-Brazil customers in the autoimmune and infections disease line by approximately $164,000, an overall increase in revenues in the Analyst® division during the nine-month period ending June 30, 2011 of approximately $36,000 verses the prior year, offset by an overall decrease in revenues in Brazil.  Revenues in local Brazilian currency were approximately R$411,000 lower from that of the prior year, but the stabilization of the Brazilian Real resulted in only a decrease of approximately $102,000 for Brazil revenues in US dollars. The average exchange rates for the nine-month periods ended June 30, 2011 and 2010 were 1.66 and 1.79, respectively.

Cost of product sales increased by approximately $390,000 (18%) to approximately $2,502,000 from approximately $2,112,000 for the same period last year.  Cost of product sales as a percentage of sales increased to approximately 63% compared to 54% for the same period last year. The increase in cost of sales as a percentage of sales is predominately attributable to an increase in raw material costs from one supplier who increased its prices for certain orders during the current year and an increase in expenses related to outside consulting services.

Selling, general and administrative expenses increased by approximately $259,000 (17%) for the nine-month period ended June 30, 2011 to approximately $1,792,000 from approximately $1,533,000 in the previous nine-month period ended June 30, 2010.  The increase in expenses for the current year was attributable to an increase in legal, travel, facility and outside services expenses, along with expenses related to an audit for the Brazilian subsidiary that took place during the current year.

Research and development expenses decreased by approximately $16,000 (80%) during the nine months ended June 30, 2011 to approximately $4,000 from $20,000 in 2010.  This decrease was the result of an employee termination and a reduction of certain outside consulting expenses.

Selling, general and administrative expenses increased by approximately $259,000 (17%) for the nine-month period ended June 30, 2011 to approximately $1,792,000 from approximately $1,533,000 in the nine-month period ended June 30, 2010.  The increase in expenses for the current year was attributable to an increase in legal, travel, facility and outside services expenses, along with expenses related to an audit for the Brazilian subsidiary that took place during the current year.

Total other expenses for the nine months ended June 30, 2011 increased by approximately $68,000 to approximately $291,000 from approximately $223,000 from the nine-month period ended June 30, 2010.  An increase of approximately $30,000 was due to an increase in interest-related expenses. During the nine-month period ended June 30, 2011, the overall balance on the line of credit was higher than compared to the same period last year along with an increase in the overall interest rate which went from 5.5% to 9% in February of 2011.  In addition, interest expense for the nine-month period ended June 30, 2011 included approximately $20,000 of expense related to the warrants issued in conjunction with the new line of credit obtained in February 2011. Interest income was approximately $13,000 less than the same period last year due to the declining balance on the Note Receivable. There was also a net decrease of approximately $22,000 in the amounts recorded as gains on the sale of assets between the current and prior year periods.

Income tax expense for the nine months ended June 30, 2011 was approximately $4,000 as compared to approximately $82,000 for the nine months ended June 30, 2010.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.  The income before tax for the Company’s Brazilian subsidiary for the nine-month period ended June 30, 2011 was approximately $40,000 compared to net income before tax of approximately $255,000 in the prior year. The Brazilian income tax is calculated at an effective rate of approximately 24% for the current year which takes into consideration our use of net loss carry forwards from prior periods.

Net loss increased by approximately $519,000 for the nine months ended June 30, 2011 to a net loss of approximately $598,000 compared to a net loss of approximately $79,000 in the nine-month period ended June 30, 2010.  The increase in net loss was attributable to an increase in raw material costs which resulted in lower overall margins and an increase in expenses related to legal, travel, facility and audit related fees during the current year.

Liquidity and Capital Resources

At June 30, 2011 Hemagen had $209,933 of cash, working capital of $1,237,879 and a current ratio of 1.88 to 1.0.  At September 30, 2010, the Company had $151,743 of cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0.

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

The facility’s term expires on February 28, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility are for up to $1,000,000  based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of Company Common Stock at an exercise price of $0.20 per share.  The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights.  As of June 30, 2011, the outstanding balance on the facility was $669,413.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

The Company believes that cash flow from operations and cash on hand at June 30, 2011 will be sufficient to finance its operations for the remainder of fiscal 2011.  However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

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

Net cash used in operating activities during the nine months ended June 30, 2011 was approximately $402,000 compared to cash used by operating activities of approximately $82,000 during the nine-month period ended June 30, 2010. The increase in cash used was due primarily to an overall decrease in net income which resulted from overall lower margins and increased selling, general and administrative expenses.  A decrease in accounts payable and an increase in the inventory and other assets also contributed to the increased cash requirements, which were almost completely offset by a reduction in prepaid expenses and collections on accounts receivable.

Approximately $121,000 of cash was provided from investing activities during the nine-month period ended June 30, 2011 as compared to approximately $179,000 of cash provided from investing activities during the nine-month period ended June 30, 2010.  The cash provided during the current nine-month period was generated by the payments received against the Note Receivable and was offset by purchases of property and equipment of approximately $39,000. The cash provided from investing activities during the nine-month period ended June 30, 2010 was generated from payments received against the Note and was offset by purchases of property and equipment of approximately $18,000 during that quarter. Cash received as proceeds from the sale of Company assets compared to the same period last year declined approximately $37,000.

In accordance with the terms on the Note Receivable with the purchaser of Raichem, the Company received payments in the amount of $157,500 for each of the nine-month periods ended June 30, 2011 and 2010.

Net cash provided by financing activities during the nine-month period ended June 30, 2011 was approximately $271,000 compared to cash used in financing activities of approximately $31,000 in the nine-month period ended June 30, 2010. The Company borrowed additional funds on the line of credit to fund operations during the current nine-month period. During the nine-month period ended June 30, 2010 the Company paid $2,000 against the line of credit and paid approximately $29,000 towards the Brazil notes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer, William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of June 30, 2011 except for the matters described below.

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

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2011	-	-	-	-
May 1-31, 2011	23,455	$0.05	23,455	-
June1-30, 2011	16,250	$0.05	16,250	-
Total	39,705	$0.05	39,705	-

(1)
Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration.  The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchased under the Company’s Employee Stock Ownership Plan.

Item 4.    [Removed and Reserved.]

Item 5.    Other Information.

The Registrant’s Annual Shareholders’ Meeting was held on April 28, 2011 at Hemagen’s corporate office located at 9033 Red Branch Road, Columbia, MD 21045. At the meeting the following items were up for vote.

Item # 1. William P. Hales was elected a director for the term expiring in 2014 by a vote of 6,032,624 shares “For” and 275,255 shares “Withheld”.

Item # 2. Ratification of Stegman and Company as the Independent Public Accounts for fiscal 2011 was approved by a vote of 11,196,096 shares “For”, 18,500 shares “Against” and 38,565 shares “Abstained”.

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

Hemagen Diagnostics, Inc.
(Registrant)

August 15, 2011	By:	/s/ William P. Hales
William P. Hales
President and
Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer