Form 10-K
period 2011-09-30
HEMAGEN DIAGNOSTICS INC
filed 2011-12-23
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011
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
  ☐Yes                      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
☐Yes                      ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
☒ Yes                      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes                      ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2011, was $816,361 based on a closing price of $0.06 per share of Common Stock.  As of December 5, 2011, 15,490,281 shares of Common Stock were outstanding.

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

PART I

Item 1.         Business.

Hemagen Diagnostics, Inc. is a biotechnology company that develops, manufactures, and markets approximately 68 Food and Drug Administration ("FDA") cleared proprietary medical diagnostic test kits and components.  There are two different product lines, the Virgo® line and the Analyst® line.  The Virgo® product line consist of various diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunoflourescence, and hemagglutination technology. The Analyst® product line is an FDA-cleared Benchtop Clinical Chemistry Analyzer System, including consumables that are used to measure important constituents in human and animal blood. The Company was incorporated in Delaware in 1985 and became a public company in 1993.  Hemagen’s principal offices are located at 9033 Red Branch Road, Columbia, Maryland 21045 and the telephone number is (443) 367-5500.  Hemagen maintains a website at www.hemagen.com.  Investors can obtain copies of our filings with the Securities and Exchange Commission from our web site free of charge as well as from the Securities and Exchange Commission website at www.sec.gov.

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

Recent Developments

During fiscal 2011 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability.  Some of the important steps taken toward achieving those goals were as follows:

•	Hemagen has engaged four PhD level personnel to improve and bolster its manufacturing and product development capabilities.

•	The Company looked for opportunities to consolidate operations into more efficient space, and continues to seek out and implement cost reductions.

•	Hemagen completed the improvements to its autoimmune Elisa line and product offering.

•	The Company is working on bringing various processes in house that were previously outsourced.

•	Hemagen is evaluating several new technology renovations that it believes will be implemented in 2012.

Technology

Analyst Instrument System

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

Immunofluorescence

Hemagen's immunofluorescence tests are manufactured using several procedures with the most common being mammalian cells grown on microscope slides treated with disease-producing organisms (viral or bacterial).  Serum from a patient is placed in contact with the infected cells on the slides.  If a patient has antibodies to the organism causing the disease, the antibodies will bind to the organism.  A chemical reagent is added to the slide that binds to the organism and the antibody, if present and detectable.  When the slide is illuminated with light at a specific wavelength in a fluorescent microscope, the chemically-treated cells will appear with a specific fluorescent pattern, indicating a positive test result.  If the patient does not have detectable quantities of the appropriate antibody, no fluorescence will appear producing a negative test result.

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

Hemagen's immunofluorescence products are used to aid in the diagnosis of the following diseases:

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

Systemic Lupus Erythematous (Lupus)	Rheumatoid Arthritis
Scleroderma	Sjögren's Syndrome
Glomerulonephritis	Mixed Connective Tissue Disease
Polymyositis	Dermatomyositis
Primary Biliary Cirrhosis	Wegener’s Granulomatosis
Systemic Vasculitides	Anti-Phospholipid Syndrome
Venous and Arterial Thromboses	Thrombocytopenia
Recurrent Abortion	Toxoplasmosis
Rubella (German Measles)	Cytomegalovirus Infections
Herpes simplex 1 & 2 Infections	Chagas Disease
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

SLE (Lupus)	Dermatomyositis
Mixed Connective Tissue Disease	Polymyositis
Sjögren's Syndrome	Rheumatoid Arthritis
Scleroderma (Systemic Sclerosis)	Chagas' Disease

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

Hemagen markets its Virgo® product line in South America through its wholly owned subsidiary, Hemagen Diagnosticos Comerico, Importacao e Exportacao, Ltd. (“HDC”) in Sao Paulo, Brazil.  Hemagen also engages numerous distributors throughout South America. HDC maintains a fully staffed sales, marketing and distribution force, warehouse and administrative office.  In fiscal years 2011 and 2010, Hemagen derived product sales through HDC of approximately $2,390,000 and $2,593,000 respectively, which represents 46% and 50% of Hemagen’s total sales, respectively.

Products Under Development

Hemagen spent approximately $5,000 and $25,000 on research and development for the fiscal years ended September 30, 2011, and 2010, respectively.

The Company’s research and development efforts are currently focused on:

•
Activities related to upgrades to the Analyst® instrument and product offering such as evaluating and developing complimentary products for Hemagen’s Analyst® product line to distribute to the veterinary market and alternative tests utilizing the Analysts’® rotor technology;

•	Developing and enhancing IFA kits.

Manufacturing and Sources of Supply

Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst® and Endochek consumables at its Columbia, Maryland facility. The Analyst® and the Endochek instruments are manufactured by third parties for Hemagen.  Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors.  Certain of these antigens and reagents are from single suppliers.  The Company attempts to mitigate such risk from these single suppliers by maintaining an adequate supply of inventory and/or backup suppliers.  If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and thus this could have a material adverse effect on the business, financial condition, and results of operations.  Certain reagents used in Hemagen's test kits are manufactured at Hemagen's facilities.  Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits.  All of Hemagen's products are manufactured under the Quality System Regulation as defined by the FDA.

Most components used in Hemagen’s products are available from multiple sources.  Certain raw materials that are used in the Analyst® rotors are manufactured for the Company pursuant to manufacturing agreements with other manufacturing companies that have been vendors for the Company for many years. The Company continues to consider other potential vendors, including itself, or alternative vendors for manufacturing although there can be no assurances that we will be able to develop any new suppliers for these raw materials used in the Analyst® product line.

Government Regulation

Hemagen's manufacturing, distribution and marketing of diagnostic test kits is subject to a number of both domestic and international regulatory controls.  In the United States, Hemagen’s production and marketing activities are subject to regulation by the U.S Food and Drug Administration (“FDA”), under the authority of the Federal Food, Drug, and Cosmetic Act, as amended.

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

Product Liability

The testing, marketing and sale of clinical diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against Hemagen. Hemagen may incur product liability due to product failure or improper use of products by the user.  Inaccurate detection may result in the failure to administer necessary therapeutic drugs or administration of unnecessary and potentially toxic drugs.  Even with proper use of a product, there may be specific instances in which the results obtained from Hemagen's test kits could lead a physician to predict the inappropriate therapy for a particular patient.  Hemagen maintains product liability insurance in the amount of up to $2,000,000 per incident and in the aggregate which, based on Hemagen's experience and industry practice, Hemagen believes to be adequate for its present operations.  No assurance can be given that Hemagen's insurance coverage is sufficient to fully insure against claims which may be made against Hemagen.

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

Employees

As of September 30, 2011, Hemagen had twenty-eight full-time employees and three employees working on a contractual basis. Thirteen employees are in sales, marketing, general and administrative activities and eighteen (including contractual personnel) are involved in production activities.

None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.  However, Hemagen can give no assurances that the Company will not experience such strikes or work stoppages in the future, either of which could have a material effect on the Company's results of operations.

 Item 1A.            Risk Factors.

Not applicable.

 Item 1B.            Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Hemagen maintains its principal administrative office, laboratory and production operations in a 22,610 square foot leased facility in Columbia, Maryland. The Company plans to slightly reduce the space it utilizes in the Columbia, MD facility to 20,000 square feet by June 30,, 2012.  Under the Columbia lease, which runs through June 30, 2012, Hemagen expects to pay approximately $207,538 (assuming 22,610 square feet leased through December 2011 and a subsequent reduction to 20,000 square feet) per year in rent for the upcoming fiscal year.

Hemagen's subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases approximately 6,000 square feet of flexible office space in Sao Paulo, Brazil. The lease, which expired on June 30, 2006, has been extended without a definitive stated term.  Either party can terminate with 60 days notice.  This subsidiary paid approximately $101,000 during fiscal 2011 in rent for this space.  Management is currently seeking to relocate to a less expensive, and more efficient and effective space.

Management believes that all of the properties are adequately insured.

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Hemagen's Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB.” On December 5, 2011, the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.031 and $0.045 per share, respectively.

For the periods indicated, the following table sets for the range of high and low bid prices for the Common Stock as reported by the OTC-BB during fiscal 2011 and 2010.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2011	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.08	$0.06
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.04	$0.03

Fiscal 2010
First Quarter	$0.11	$0.07
Second Quarter	$0.11	$0.05
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.10	$0.06

As of October 31, 2011, there were 158 holders of record of Hemagen's Common Stock, which Hemagen believes represents approximately 1,233 beneficial owners.

Dividends

Hemagen has never paid cash dividends.  Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2011	27,056	$0.030	27,056	-
August 1-30, 2011	-	-	-	-
September 1-30, 2011	450	$0.030	450	-
Total	27,506	$0.030	27,506	-

(1)
Represents shares of the Company’s Common Stock purchased pursuant to the Company’s Employee Stock Ownership Plan (ESOP) that was established October 1, 2003 with no expiration.  The purpose of the plan is not to repurchase, but rather it is an employee benefit plan.

(2)	There is no maximum number of shares that may be purchases under the Company’s Employee Stock Ownership Plan

Item 6.  Selected Financial Data.

Not applicable

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Refer to “Forward Looking Statements” following the Index in the front of this Form 10-K.

Overview

Revenues for the fiscal year ended September 30, 2011 were $5,141,227 compared to revenues for fiscal 2010 of $5,220,170; gross margin for fiscal 2011 was $1,960,797 compared to gross margin for fiscal 2010 of $2,356,205; and the net loss for fiscal 2011 was $880,476 compared to the net loss for fiscal 2010 of $156,314. The comprehensive loss for fiscal 2011 was $918,977 compared to comprehensive loss of $107,428 for fiscal 2010.

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

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability.  There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, cash flow from operations, cash on hand at September 30, 2011 and its line of credit availability will be sufficient to finance its operations for fiscal 2012.  See the “Recent Developments” section on page 3.

At September 30, 2011, Hemagen had $213,611 of unrestricted cash, working capital of $923,610 and a current ratio of 1.61 to 1.0.

Hemagen currently has a revolving senior secured line of credit with TiFunding, a related party, for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of December 5, 2011, the outstanding balance on the line was $719,426. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit’s maturity has been extended until October 1, 2012 and is renewable annually.  The Company intends to renew the line when it expires.  However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or to finance its operations.

Off-Balance Sheet Arrangements

Hemagen has no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

For fiscal 2011, revenues decreased by approximately $79,000 (2%) to approximately $5,141,000 from approximately $5,220,000 for fiscal 2010.  Approximately $38,000 of this decrease was attributed to lower sales in the Analyst® division during fiscal 2011 and a decrease in sales in the Virgo line of approximately $54,000.

Sales of the Analyst® Clinical Chemistry Analyzer product line were approximately $38,000 lower in fiscal 2011 as compared to fiscal 2010. Consumable sales increased by approximately $36,000 during the current fiscal year but this increase was offset by a decrease in equipment sales of approximately $74,000 during the current year.

Revenues from the autoimmune and infectious disease line decreased overall by approximately $54,000 during the current year to $3,497,000 in fiscal 2011 from $3,551,000 in fiscal 2010. This overall decrease was due to lower sales overall in the autoimmune and infections disease line.  Sales in the local Brazilian currency were approximately R$160,000 less than that of the prior year but the stabilization of the Brazilian Real during the year resulted in only a decrease of approximately $29,000 dollars. The average exchange rates for the 12 month periods ended September 30, 2011 and 2010 were 1.65 and 1.78, respectively.  Non-Brazil sales decreased by approximately $25,000 over the prior year.

Cost of product sales increased approximately $316,000 (11%) to approximately $3,180,000 in fiscal 2011 from approximately $2,864,000 in fiscal 2010.  Gross margin decreased to 38% in fiscal 2011 as compared to a 45% gross margin in fiscal 2010.  This decrease in gross margin is predominately attributable to an increase in raw material costs from one supplier who increased its prices for certain orders during the current year, as well as increases in outside consulting and payroll related expenses. The Company recently increased its prices on certain items to cover the increase in raw material costs and expects its margins to improve going forward.

Selling, general and administrative expenses increased by approximately $334,000 during fiscal 2011 to approximately $2,429,000 from approximately $2,095,000 in fiscal 2010. The Brazil operational expenses accounted for approximately $239,000 of this overall increase which included increases in travel, facility, audit and outside consulting service expenses as compared to the prior year expenses. The Columbia Maryland operations contributed to the remaining $79,000 of increased expense, which consisted mainly of increased expenses related to travel, facility and legal expenses.

Research and development expenses for fiscal 2011 decreased approximately $20,000 (80%) to approximately $5,000 from $25,000, in the previous year. The decrease is the result of the reduction in headcount.

For fiscal 2011, Hemagen had a net operating loss of approximately $473,000 as compared to $236,000 of operating income in the previous fiscal year.  This decrease of approximately $709,000 in operating income is the result of the combination of the decline in gross margins and the increase in selling, general and administrative expenses that occurred during fiscal 2011.

Net interest expense for fiscal year 2011 increased by approximately $74,000 to $406,000 in 2011 from $332,000 in the prior year. During the current fiscal year there was approximately $32,000 of increased interest expense related to the issuance of warrants that occurred when the line of credit was transferred in February 2011. There was also an increase of approximately $22,000 of interest expense related to the line of credit which was the result of carrying a higher outstanding balance during the year in conjunction with an increase in the annual rate. The annual rate changed from 5.5% to 9% in February of 2011 when the line was transferred.  A decrease in interest income of approximately $17,000 was the result of the declining balance on the note receivable that also contributed to the overall change.

In fiscal year 2011, the Company had approximately $4,000 of income tax expense as compared to $90,000 in fiscal year 2010.  All of the income tax expense is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

Net loss for fiscal year 2011 increased by approximately $725,000 to $881,000 as compared to a net loss of approximately $156,000 in the previous fiscal year. This increase in net loss is attributable to lower gross margins, increases in overall administrative expenses, and an overall increase in interest expense.

Liquidity and Capital Resources

At September 30, 2011, Hemagen had $213,611 of unrestricted cash, working capital of $923,610 and a current ratio of 1.61 to 1.0. At September 30, 2010, Hemagen had $151,743 of unrestricted cash, working capital of $1,601,979 and a current ratio of 2.37 to 1.0.

Hemagen currently has a revolving senior secured line of credit with TiFunding for the purpose of financing working capital needs as required. The line of credit provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of September 30, 2011 and December 5, 2011, the outstanding balance on the line was $669,413 and $719,426, respectively. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit’s maturity has been extended to October 1, 2012, and is renewable annually. The Company intends to renew the line when it expires.

During fiscal 2011, Hemagen had capital expenditures of approximately $56,000, which included some leasehold improvements and upgrades to office furniture and equipment.

Cash used by operating activities was approximately $337,000; cash provided by investing activities was approximately $156,000 and cash provided by financing activities was approximately $271,000. The effect of exchange rates on cash in fiscal year 2011 resulted in a negative cash adjustment of approximately $29,000.

Hemagen believes that cash flow from operations and cash on hand at September 30, 2011 will be sufficient to finance its operations for fiscal 2012.  However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.

Fiscal 2011 compared to Fiscal 2010

Hemagen used approximately $337,000 of cash in its operating activities during fiscal 2011 compared to $183,000 of cash provided from its operating activities in fiscal 2010. The cash provided from the change in operating assets and liabilities was approximately $270,000 during fiscal 2011 compared to $197,000 of cash used during fiscal 2010. The largest portion of the change in operating assets and liabilities came from the decrease in prepaid expenses as compared to the prior year along with decreased accounts receivable and increased payables all which provided net cash for operating activities during the current year

Cash provided by investing activities totaled approximately $156,000 in fiscal 2011, as compared to approximately $177,000 provided in fiscal 2010. During fiscal 2011 there was a reduction in the outlay of cash for purchases of property and equipment of approximately $18,000, offset by less cash provided by the sale of Company assets of approximately $38,000.

Cash provided by financing activities totaled approximately $271,000 in fiscal 2011 as compared to $31,000 used in financing activities in fiscal 2010.  The cash utilized during the current year went toward funding the operations of the Company as compared to the cash used during fiscal 2010 which went toward paying down the Company’s line of credit and paying on the notes with Itau bank.

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

Inventories

Inventories are stated at the lower of cost as determined by the first-in, first-out method (“FIFO”) or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 18 months, depending on the product. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company.  As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current auditor has informed the Company that these limitations represent a material weakness in internal control over financial reporting.  Management will continue to evaluate this segregation of duties issue. The Company has worked over the past years and has documented these internal controls. This material weakness has not been remediated.

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

Dr. Alan S. Cohen Director Since 1993 Term Expires 2012 Age: 85
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

William P. Hales Director since 1999 Term Expires 2014 Age: 49
William P. Hales has been a Director of Hemagen and its President since October 1, 1999, and has served as Hemagen’s CEO since 2002.  Mr. Hales has been the Chairman of the Board of Directors since February 2004. From 1991 to 1999 Mr. Hales was employed by several brokerage and investment banking firms. Prior to that, Mr. Hales spent six years in public accounting with Ernst & Whinney and Coopers & Lybrand advising clients on both audit and management consulting. Mr. Hales’ long-time service as the principal executive officer of the Company provides him with a unique perspective as the Company’s overall business strategy given its operating history and its future goals and objectives, which, through his position on the Board, he is able to communicate with the other Directors.

Edward T. Lutz Director since 2004 Term Expires 2013 Age: 65
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

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	49	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson (a)	46	Controller, Principal Financial and Accounting Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires Hemagen’s executive officers, Directors and persons who own more than 10% of a registered class of Hemagen’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of reports received by it, and upon written representations from the reporting persons, Hemagen believes that during the last fiscal year, all of its executive officers, Directors and 10% shareholders complied with Section 16 reporting except that each of Messrs. Cohen and Lutz filed one late ownership report with respect to options granted for service as a director.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies to all of our Directors, officers and employees. The Code of Ethics was filed with the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003, a copy of which is available to any person without charge upon request to the Secretary.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following sets forth compensation paid, earned or awarded to the CEO and Principal Executive officer and the Principal Financial and Accounting Officer during the last two fiscal years ended September 30:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
William P. Hales	2011 2010	172,500 172,500	— —	— —	-- 128,832	— —	— —	43,775 42,704	(1) (2)	216,275 344,036
Catherine M. Davidson	2011 2010	115,000 115,000	— —	— —	— —	— —		1,183 1,692	(3) (4)	116,183 116,962

(1)
Represents $31,800 in provision for housing, $10,200 for a car allowance and an estimated $1,775 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2011.

(2)	Represents $29,820 in provision for housing, $10,200 for a car allowance and $2,684 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2010.
(3)	Represents Company’s estimated contributions in the Employee Stock Ownership plan for plan year ending September 2011.
(4)	Represents Company’s contributions in the Employee Stock Ownership plan for plan year ending September 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William P. Hales	250,000	—	—	.20	10/25/2015	—	—	—	—
	406,208	—	—	.19	03/04/2019	—	—	—	—
	616,667	1,233,333(1)	—	.11	05/27/2020	—	—	—	—
	85,000	—	—	.07	05/27/2020	—	—	—	—

Catherine M. Davidson	28,000 10,000	7,000 (2) —	— —	.22 .19	04/23/2012 01/10/2013	— —	— —	— —	— —

(1) These unexercisable options will vest as follows:

# OPTIONS	VESTING DATE
616,667	05/27/2012
616,666	05/27/2013

(2) These unexercisable options will vest as follows:

# OPTIONS	VESTING DATE
7,000	04/23/2012

Director Compensation

Non-employee Directors receive a $2,500 cash payment per quarter and receive 2,500 shares each quarter of the Company’s common stock as compensation.  Non-employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term.  In addition, Non-employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position. The following chart shows director compensation for the fiscal year ended September 30, 2011.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan S.Cohen	10,000	425	--	--	--	--	10,425

Edward T. Lutz	10,000	425	--	--	--	--	10,425

The following table shows the aggregate number of shares of stock and options held as of September 30, 2011 for each director.

NAME	# SHARES COMMON STOCK	# OPTIONS
ALAN S. COHEN	346,165	90,000
EDWARD T. LUTZ	186,526	80,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of November 15, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our Directors and named executive officers, and all of our Directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	10,184,959	(1)	41.8%

Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	(2)	7.3%

Dr. Alan Cohen Director 99 Florence Street Bldg 60, Unit4A Chestnut Hill, MA 02467	438,665	(3)	2.8%

Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	269,026	(4)	1.7%

Catherine M. Davidson Controller, Principal Financial and Accounting Officer 9033 Red Branch Road Columbia, MD 21045	119,481	(5)	0.8%
All Directors and Executive Officers as a Group (4 persons)	11,012,131		44.8%

(1)
Share ownership includes 1,357,875 shares issuable upon the exercise of options within 60 days, senior subordinated secured notes convertible into 2,527,000 shares of common stock within 60 days, warrants for 5,000,000 shares of common stock exercisable within 60 days and  161,334 shares in the employee ESOP plan as of the plan year ending September 30, 2010.

(2)	Information based upon Schedule 13G filed by Mr. Rothschild on January 20, 2005.
(3)	Includes 90,000 shares issuable upon the exercise of options within 60 days.
(4)	Includes 80,000 shares issuable upon the exercise of options within 60 days.
(5)	Share ownership includes 38,000 shares issuable upon the exercise of options within 60 days and 81,481 shares in the employee ESOP plan as of the plan year ending September 30, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,142,208(1)	$0.14	398,792(2)
Equity compensation plans not approved by security holders	-----	-----	-----
Total	3,142,208(1)	$0.14	398,792(2)

1.
Amount includes 461,000 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001, 80,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors’ Stock Option Plan approved by the shareholders on April 25, 2000, and 2,601,208 options for purchases of common stock pursuant to the Company’s 2007 Stock Option Plan approved by the shareholders on April 24, 2007 that have been issued as of September 30, 2011.

2.	Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2007 Stock Option plan that have not been issued as of September 30, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $884,450 face value of the senior subordinated secured convertible notes due September 30, 2014.  Refer to Note 10 for a description of the senior notes.

On December 31, 2010, the Company had a loan outstanding in the amount of $398,000 with Bay Bank, FSB.  On February 7, 2011, TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, purchased the loan from Bay Bank, FSB for approximately $360,000 and agreed to provide a $1 million line of credit facility to the Company for the purpose of financing working capital needs. In connection with this credit facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20.  Refer to Note 8 for a description of this line of credit.

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

Item 14.  Principal Accountant Fees and Services.

Hemagen’s independent public accountants are Stegman and Company.  Stegman and Company has served in that capacity since fiscal year 2007.  Aggregate fees billed to Hemagen in fiscal 2011 and 2010 by its principal accountants, Stegman and Company were:

	2011	2010
Audit fees and SAS 100 quarterly review fees	$52,493	$60,081
Audit – related fees	--	--
Tax fees	$ 6,500 (a)	$5,000 (a)
All other fees	--	--
	$58,993	$65,081

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees.  Audit services of Stegman and Company for fiscal 2011 and 2010 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Tax Fees.  Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees.   Fees paid to Stegman and Company for services other than as described under “Audit Fees” and “Tax Fees” for the 2011 and 2010 fiscal years.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)  Exhibit List.

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on May 28, 2010.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on March 29, 2010.)
4.1	Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on February 10, 1999)
10.1	Description of the Lease for office space of HDC in Sao Paulo, Brazil (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2005)
10.2	Form of 8% Senior Subordinated Secured Convertible Note due September 30, 2014 (Hemagen’s Schedule T-O filed with the Commission on September 1, 2009)
10.3	Second Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen's Form 10-KSB for the fiscal year ended September 30, 2000)
10.4	Second Restructuring Agreement between the Company and Dade Behring, Inc. dated November 9, 2000 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2001)
10.5*	2000 Directors’ Stock Option Plan (Incorporated by reference to Hemagen’s 10-KSB for the year ended September 30, 2008)
10.6*	2001 Stock Option Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on January 29, 2001)
10.7
Line of Credit Financing Agreement between Hemagen Diagnostics, Inc. and Reagents Applications, Inc. and Bay National Bank dated September 26, 2002 (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2002)

10.8*	Directors Rule 10b5-1 Stock Purchase Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)
10.9*	Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)
10.10*	Trust Agreement for the Hemagen Employee Stock Ownership Plan (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)
10.11	Quota Purchase and Sale Agreement and Non-Competition Agreement (Incorporated by reference to Hemagen’s Form 10-KSB for the year ended September 30, 2004)
10.12*	2007 Stock Incentive Plan (Incorporated by reference to Hemagen’s Definitive Proxy Statement filed with the Commission on March 21, 2007)
10.13	Third Amendment to the Lease between the Company and 9033 Red Branch Road, L.L.C. dated June 9, 2000 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on September 12, 2007)
10.14
Asset Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.15	Promissory Note between Hemagen Diagnostics, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)
10.16
Inventory Purchase Agreement between Reagents Applications, Inc. and Cliniqa Corporation dated October 8, 2007 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on October 12, 2007)

10.17*
Executive Employment Agreement between Hemagen Diagnostics, Inc. and William P. Hales effective as of May 27, 2010 (Incorporated by reference to Hemagen’s Form 8-K filed with the Commission on May 28, 2010.)

10.18	Ninth Modification to Loan and Security Agreement between the Company and TiFunding LLC (Incorporated by reference to Hemagen’s Form 10-Q for the quarterly period ended December 31, 2010.)
10.19	Sixth Allonge to Promissory Note executed by the Company in favor of TiFunding LLC (Incorporated by reference to Hemagen’s Form 10-Q for the quarterly period ended December 31, 2010.)
10.20	Warrant to Purchase Shares of Common Stock issued to TiFunding LLC (Incorporated by reference to Hemagen’s Form 10-Q for the quarterly period ended December 31, 2010.)
10.21	Seventh Allonge to Promissory Note executed by the Company in favor of TiFunding LLC dated December 23, 2011 (Filed herewith)
14	Code of Ethics Policy (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)
23.1	Consent of Stegman and Company (Filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
*Management compensatory contracts.

Hemagen will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Hemagen’s reasonable expenses in furnishing such exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2011	HEMAGEN DIAGNOSTICS, INC. By: /s/ William P. Hales William P. Hales, Chairman of the Board, President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ William P. Hales William P. Hales	Chairman of the Board, President and Chief Executive Officer	December 23, 2011
/s/ Alan S. Cohen Alan S. Cohen	Director	December 23, 2011
/s/ Edward T. Lutz Edward T. Lutz	Director	December 23, 2011
/s/ Catherine M. Davidson Catherine M. Davidson	Principal Financial Officer and Principal Accounting Officer	December 23, 2011

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In assessing the internal controls, management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company.  As a result of the limitations of the resources and segregation of duties, management acknowledges a material weakness in internal control over financial reporting.  As a result, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011, the Company’s internal controls over financial reporting were ineffective.  This material weakness has not been remediated.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
December 23, 2011

/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer
December 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Stegman and Company

Baltimore, Maryland
December 20, 2011

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and 2010

ASSETS	2011	2010

CURRENT ASSETS:
Cash	$213,611	$151,743
Accounts Receivable, less allowance for doubtful accounts of $67,286 and $60,016 at September 30, 2011 and 2010, respectively	580,240	669,892
Inventories, net	1,460,780	1,386,317
Current Portion of Note Receivable	35,000	210,000
Prepaid expenses and other current assets	159,493	352,534
Total current assets	2,449,124	2,770,486

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,431,680 and $6,297,906 at September 30, 2011 and 2010, respectively	386,520	525,658

OTHER ASSETS:
Long term portion of Note Receivable	--	35,000
Other Assets	52,658	40,250
Total other assets	52,658	75,250

Total Assets	$2,888,302	$3,371,394

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT	2011	2010

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$818,875	$743,170
Revolving line of credit	669,413	398,000
Deferred revenue	37,226	27,337
Total current liabilities	1,525,514	1,168,507

LONG-TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long-Term Liabilities	4,049,858	4,049,858
Total liabilities	5,575,372	5,218,365

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value – 45,000,000 shares authorized; 15,585,281 and 15,565,281 shares issued and outstanding at September 30, 2011 and 2010, respectively	155,852	155,652
Additional paid-in capital	23,038,217	22,959,539
Accumulated deficit	(25,770,916)	(24,890,440)
Less treasury stock at cost; 100,000 shares at September 30, 2011 and 2010	(89,636)	(89,636)
Accumulated other comprehensive (loss) income - currency translation (loss) income	(20,587)	17,914
Total stockholders’ deficit	(2,687,070)	(1,846,971)

Total liabilities and stockholders’ deficit	$2,888,302	$3,371,394

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Years Ended September 30, 2011 and 2010

	2011	2010
Net sales	$5,141,226	$5,220,170
Cost of sales	3,180,429	2,863,965
Gross Profit	1,960,797	2,356,205

Operating Expenses:
Selling, general and administrative	2,428,511	2,095,035
Research and development	5,003	25,224
Total operating expenses	2,433,514	2,120,259

Total operating income (loss)	(472,717)	235,946

Other income (expense)
Interest expense, (net)	(406,563)	(332,262)
Gain on Sale of Assets	2,800	26,290
Other income	135	3,291

Total other expense	(403,628)	(302,681)

Net loss, before income taxes	(876,345)	(66,735)

Income tax expense (benefit)	(4,131)	(89,579)

Net (loss) income	(880,476)	(156,314)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(38,501)	48,886
Other comprehensive income (loss)	(38,501)	48,886

Comprehensive (loss) income	$(918,977)	$(107,428)

Net (loss) income per share – Basic	$(0.06)	$(0.01)
Net (loss) income per share – Diluted	$(0.06)	$(0.01)

Weighted average common shares used in the calculation of net (loss) income per share – Basic and Diluted	15,476,486	15,454,103

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2011 and 2010

	Common Stock Shares Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock Shares Cost		Total Stockholders’ Deficit
Balance as of October 1, 2009	15,345,281	$153,452	$22,919,932	$(24,734,126)	$(30,972)	(100,000)	$(89,636)	$(1,781,350)
Net Loss	--	--	--	(156,314)	--	--	--	(156,314)
Foreign Exchange translation adjustment	--	--	--	--	48,886	--	--	48,886
Comprehensive loss								(107,428)

Stock Based Compensation	--	--	25,957	--	--	--	--	25,957
Shares issued for compensation	220,000	2,200	13,650					15,850
Balance at September 30, 2010	5,565,281	$155,652	$22,959,539	$(24,890,440)	$17,914	(100,000)	$(89,636)	$(1,846,971)

Net Loss				(880,476)				(880,476)
Foreign Exchange translation adjustment					(38,501)			(38,501)
Comprehensive loss								(918,977)

Stock Based Compensation			45,999					45,999
Amortization of interest expense - warrants			31,879					31,879
Shares issued for compensation	20,000	200	800					1,000
Balance at September 30, 2011	15,585,281	$155,852	$23,038,217	$(25,770,916)	$(20,587)	(100,000)	$(89,636)	$(2,687,070)

Hemagen Diagnostics, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOW For The Years Ended September 30, 2011 and 2010

	2011	2010

Cash flows from operating activities
Net (loss) income	$(880,476)	$(156,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	185,814	163,943
Non-cash interest expense - warrants	31,879	--
Stock based compensation	45,999	25,957
Shares issued for compensation	1,000	15,850
Bad debt expense	11,112	(9,724)
Gain on the sale of assets	(2,800)	(26,290)
Changes in operating assets and liabilities:
Accounts receivable	78,540	(30,148)
Inventories	(74,463)	302,026
Prepaid expenses and other assets	180,633	(218,021)
Accounts payable and accrued liabilities	75,705	(225,965)
Deferred revenue	9,889	(24,493)
Net cash used by operating activities	(337,168)	(183,179)

Cash flows from investing activities
Purchase of property and equipment	(56,414)	(74,142)
Proceeds from the sale of assets	2,800	40,911
Payments received on Note Receivable	210,000	210,000
Net cash provided by investing activities	156,386	176,769

Cash flows from financing activities
Net borrowings (payments) on revolving line of credit	271,413	(2,000)
Payments made on Itau Bank Note	--	(28,859)
Net cash provided (used) by financing activities	271,413	(30,859)

Effect of exchange rates on cash and cash equivalents	(28,763)	32,698
Net change in cash and cash equivalents	61,868	(4,571)
Cash, beginning of year	151,743	156,314
Cash, end of year	$213,611	$151,743

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ending September 30, 2011 and 2010

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

NOTE 2 – FINANCIAL CONDITION

At September 30, 2011, Hemagen had $213,611 of unrestricted cash, working capital of $923,610 and a current ratio of 1.61 to 1.0.  Hemagen currently has a revolving senior secured line of credit with TiFunding, a related party, for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of December 5, 2011, the outstanding balance on the line was $719,426. Hemagen believes that cash flow from operations and cash on hand at September 30, 2011 will be sufficient to finance its operations for fiscal 2012. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit’s maturity has been extended and currently expires October 1, 2012. The line is renewable annually. The Company intends to renew the line when it expires. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or to finance its operations. Hemagen has no off-balance sheet transactions.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The financial position and results of operations of HDC are measured using HDC's local currency, the Brazilian Real, as the functional currency.  Revenues and expenses of HDC have been translated into U.S. dollars at average exchange rates prevailing during the year.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity.

Cash Equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company may have amounts in cash accounts in excess of federally insured limits throughout the year.

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts with outstanding balances for longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts.  The balance of the allowance for doubtful accounts was $67,286 and $60,016 on September 30, 2011 and 2010, respectively.  The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of standard cost, determined on the first-in, first-out basis, or market.  Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand.  The Company had $541,158 and $738,972 of inventory reserves as of September 30, 2011 and 2010, respectively.

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

Other Assets

Other assets, net at September 30, 2011 and 2010 consists of product registration certificates that are being amortized over their 5 year life, security deposits relating to the facilities that are being leased, and the long term portion of the Note Receivable.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for or benefit from income taxes is allocated based upon each subsidiary’s individual operations.

Revenue Recognition

Revenues from the sale of products are recognized when 1) product is shipped, 2) all contractual obligations have been satisfied, and 3) the collection of the resulting receivable is reasonably assured.

Revenues from product service contracts, which are based on their relative fair value, are recognized ratably over the term of the contract. Losses are provided for at the time that management determines that contract costs will exceed related revenues.  The portion of product service contracts not complete at the balance sheet date is included in deferred revenue.

Stock- Based Compensation

The Company applies FASB ASC 718-10, Share-Based Payment, which requires companies to measure the cost of share-based awards based on the grant-date fair value of the award using an option pricing model and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted and recognizes the compensation cost of share-based awards in its statement of operations using the straight-line method over the vesting period of the award, net of estimated forfeitures.

The use of the Black-Scholes option pricing model to estimate the fair value of share-based awards requires that the Company make certain assumptions and estimates for required inputs to the model, including (i) the fair value of the Company’s common stock at each grant date, (ii) the expected volatility of the Company’s common stock value, (iii) the expected life of the share-based award, (iv) the risk-free interest rate, and (v) the dividend yield. The Company uses the Black-Scholes option pricing model.

Research and Development Costs

All costs incurred to research, design and develop products are considered research and development costs and are charged to expense as incurred.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, customer receivables, accounts payable, certain other accrued liabilities and long-term debt.  The carrying value of long-term debt approximates its fair value based on the current rate offered to the Company for debt of similar remaining maturities.  The carrying values of all other financial instruments also approximate their fair values.

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred.  Advertising expenses for fiscal 2011 and 2010 were approximately $12,201 and $7,404, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company owns $884,450 face value of the senior subordinated secured convertible notes due September 30, 2014.  Refer to Note 10 for a description of the senior notes.

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a senior secured line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000. Refer to Note 8 for a description of this line of credit.

NOTE 5 - INVENTORIES

Inventories at September 30, consist of the following:
	2011	2010

Raw materials	$1,039,604	$1,171,982
Work-in-process	48,049	137,035
Finished goods	914,285	816,272
	2,001,938	2,125,289
Less reserves (obsolesce and dating),	(541,158)	(738,972)
Inventories, net	$1,460,780	$1,386,317

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consists of the following:

	2011	2010

Furniture and equipment	$6,723,107	$6,730,072
Leasehold improvements	95,093	93,492
	6,818,200	6,823,564

Less accumulated depreciation and amortization	(6,431,680)	(6,297,906)

Property and equipment, net	$386,520	$525,658

Depreciation and amortization expense relating to property and equipment was $185,814 and $163,943 for the years ended September 30, 2011 and 2010, respectively. Of these amounts $153,643 and $137,051 were included in the SG&A for fiscal 2011 and 2010, respectively and $32,171 and $26,892 were included in costs of sales for fiscal years 2011 and 2010, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

	2011	2010
Accounts payable – trade	$415,221	$308,601
Accrued professional fees	20,150	21,050
Accrued vacation Accrued taxes Accrued interest	81,883 64,636 36,511	86,758 142,638 38,335
Accrued other	200,474	145,788

Accounts payable and accrued liabilities	$818,875	$743,170

NOTE 8 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a senior secured line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000, and increased the line of credit to $1,000,000 dollars.

The facility’s term maturity has been extended to October 1, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to the warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.   As of September 30, 2011, the outstanding balance on the facility was $669,413.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

NOTE 9 – NOTE PAYABLE

Hemagen Diagnostics Commercio, Importaco & Exporataco, Ltd. ("HDC") had obtained notes used to finance the purchase of automated equipment that was placed into key customer accounts.  As of September 30, 2010 these notes were paid in full. The notes bore interest at 1.45% per month or 17.4% annual interest, and were to be repaid in 24 equal monthly installments.  These capital notes were secured by HDC receivables at the ratio of 50% receivable to loan value.

NOTE 10 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

The Modified Notes are secured by a first lien on all real, tangible and intangible property except that the terms of the Modified Notes provide that they are subordinated to the following (i) a senior secured credit facility that is equal to or less than Three Million Dollars ($3,000,000), (ii) any secured financing that is greater than Two Million Dollars ($2,000,000), provided that (A) the Company provides the Holder twenty (20) business days’ written notice of such secured financing, and (B) all of the funds raised in connection with such secured financing shall be used to reduce, on a pro rata basis, the Principal Amount and accrued and unpaid interest owed on the Notes, (iii) real estate financing that the Company may incur for the purchase of a corporate facility provided that the annual mortgage payments are less than the rent expense that the Company pays in the year of such purchase for its leased facilities, and (iv) secured financing not to exceed Four Million Dollars ($4,000,000) at any one time for the purpose of financing an acquisition by the Company of the business of another person or entity.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are issued or outstanding at September 30, 2011 or 2010.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments totaling $20,587 of loss and $17,914 of income at September 30, 2011 and 2010, respectively.

Stock Options

On February 27, 2001, the shareholders voted to approve the 2001 Stock Option Plan.  The 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options for the purchase of an aggregate of 1,000,000 shares of the Company's common stock by employees, directors and consultants of the Company. The 2001 Stock Option Plan expired in February of 2011. No additional options will be issued under this plan.

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

The Company recorded in selling, general and administrative expenses, $45,999 and 25,957 of stock compensation expense for the years ended September 30, 2011 and 2010, respectively.

The following are the assumptions made in computing the fair value of the share-based awards:

	2011	2010
Dividend yield	--	--
Expected volatility	129.73% - 137.95%	125.86%
Risk-free interest rate	1.47% - 3.48%	3.34%
Expected life in years	5 - 10	10

Expected volatilities are based on the historical volatility of the Company’s common stock.  The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the evaluation model. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of the grant.

A summary of the stock option activity for the year ended September 30, 2011 and related information is shown below:
	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE LIFE IN YEARS

BALANCE, OCTOBER 1, 2009	1,007,208	$0.24	7.21
GRANTED	1,955,000	0.11	9.66
EXERCISED	-	-	-
CANCELLED OR EXPIRED	(30,000)	0.32	1.64

BALANCE, SEPTEMBER 30, 2010	2,932,208	$0.15	7.56
GRANTED	230,000	0.10	5.26
EXERCISED	-	-	-
CANCELLED OR EXPIRED	(20,000)	$0.17	1.78

BALANCE, SEPTEMBER 30, 2011	3,142,208	$0.14	7.43

EXERCISABLE, SEPTEMBER 30, 2011	1,709,375	$0.17	6.87

Exercise prices for options outstanding as of September 30, 2011 ranged from $0.04 to $0.97 as follows:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2011	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price

0.04 – 0.14	2,255,000	8.3	0.11
0.15 – 0.24	737,208	5.6	0.19
0.25 – 0.34	55,000	3.3	0.28
0.35 – 0.59	50,000	6.6	0.35
0.60 – 0.70	25,000	2.4	0.70
0.71 – 0.97	20,000	0.4	0.97
0.04 – 0.97	3,142,208	7.3	0.14

The weighted-average grant date fair value of options granted during 2011 and 2010 was $10,158 and $130,177, respectively.

Assuming that no additional share-based payments are granted after September 30, 2011, $79,823 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of five years.  The options outstanding and exercisable as of September 30, 2011 have no intrinsic value.

Warrants

On February 7, 2011 TiFunding LLC, a Delaware limited liability company owned by William P. Hales , the Company’s Chief Executive Office and President, and his father purchased the senior secured credit line facility from Bay Bank, FSB for approximately $360,000.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to these warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.

The following table summarizes the Company’s warrant activity for the twelve months ended September 30, 2011:

	Warrants	Average Weighted Exercise Price	Weighted Average Life (in years)
Warrants Outstanding – October 1, 2010	--	--	--
Granted	5,000,000	$.20	4.36
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Warrants outstanding – September 30, 2011	5,000,000	$.20	4.36

Warrants exercisable – September 30, 2011	5,000,000	$.20	4.36

The weighted-average grant date fair value of the warrants issued during 2011 was $239,091.   As of September 30, 2011 there was $207,212 of unamortized interest expense associated with these warrants. This expense will be fully amortized within five years.

Stockholder Rights Agreement

In April 2010, the Company's Board of Directors approved a Stockholder Rights Agreement (the "Agreement").  Under the Agreement the Company declared a dividend of one common stock purchase right (a "Right") for each share of the Company's outstanding common stock as of April 29, 2010.  Each Right entitles the holder to purchase from the Company one share  of Common Stock of the Company at a cash exercise price of $0.15 per share (the "Exercise Price"), subject to adjustment, under certain conditions provided in the Agreement.

The Rights become exercisable only if a person or group, as defined in Section 13(d)(3) of Securities Exchange Act of 1934, as amended, acquires beneficial ownership of 10 percent or more of the Company's outstanding common stock or announces a tender offer that would result in beneficial ownership of 10 percent or more of the Company's outstanding common stock.

William P. Hales, the Company's Chief Executive Officer, who is a stockholder and a debt holder of the Company, is exempt under the Agreement. The Rights, which are scheduled to Expire on April 29, 2020, are redeemable in whole at the Company's option at $0.0000001 per Right at the times and under the circumstances set forth in the Agreement.  No Rights have yet been exercised or have redeemed under the Agreement.

NOTE 12 - INCOME TAXES

For the years ended September 30, 2011 and 2010, domestic and foreign (losses) or income before income taxes from continuing operations are as follows:

Years ended September 30,	2011	2010
Domestic	$(667,317)	$(393,896)
Foreign	(209,414)	327,161
Net income (loss), before income taxes	$(876,731)	$(66,735)

For the fiscal years ended September 30, 2011 and 2010, the Company had current income tax expense of approximately $4,131 and $89,579 respectively which related to foreign income tax expenses from its Brazilian subsidiary. The difference between income taxes on provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2011	2010
Federal tax at statutory rate	34%	34%
Valuation Allowance	(34)	(34)
Current tax expense on international operations	-- 24.0	-- 31.3
	24.0%	31.3%

Deferred tax assets (liabilities) are comprised of the following at September 30, 2011 and 2010:

	2011	2010

Net operating loss carry forwards	$7,717,000	$7,389,000
Inventory reserve	216,000	295,000
Accounts receivable reserve	8,000	4,000
Other	82,000	89,000
Total deferred tax assets	8,023.000	7,777,000
Basis difference in fixed assets	(43,000)	(32,000)
Net deferred tax assets	7,980,000	7,745,000
Valuation allowance	(7,980,000)	(7,745,000)
Total reported deferred tax assets	$--	$--

The Company has provided a valuation allowance equal to 100% of the net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2011 the Company had approximately $22,698,000 of federal operating loss carry-forwards available to offset future taxable income, which expires on various dates through 2031.  Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually.  The Company also had Brazilian net operating loss carry-forwards of approximately $1,102,000 which is available to offset future Brazilian taxable income.

NOTE 13 - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, excluding sales to the company’s subsidiary in Brazil, amounted to approximately $1,543,973 or 30% of total sales in 2011 and $1,157,000, or 22% of total sales in 2010.  Export sales to Europe were approximately $1,028,917 or 20% of total sales in 2011 and $759,000 or 14% of total sales in 2010.

At September 30, 2011 and 2010, the Company had approximately $37,458 and $107,723 of cash in foreign bank accounts.

NOTE 14 - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment.

The following table sets forth revenue for the periods reported and assets by geographic location for the twelve months ended September 30, 2011 and 2010, respectively.

	United States*	Brazil	Consolidated

September 30, 2011:
Revenues	$2,750,948	$2,390,278	$5,141,226
Long-lived assets	175,697	263,481	439,178
September 30, 2010:
Revenues	$2,626,939	$2,593,231	$5,220,170
Long-lived assets	239,607	361,301	600,908

* Includes export sales to countries other than Brazil of approximately $1,543,973 and $1,157,000 in 2011 and 2010, respectively.

The long-lived assets include property and equipment, intangibles, and long-term notes receivable, net of any depreciation and amortization.

NOTE 15- COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases lasting through 2014.  Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,

2012	$182,939
2013	$2,536
2014	$708

Rent expense was approximately $394,000 and $389,000 for 2011 and 2010, respectively. Rent expense is included in the selling, general and administrative expense category on the income statement.

Employee Benefit Plans

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees.  Participant contributions and employer matching contributions are made as defined in the 401(k) Plan agreement. The Company’s policy is to contribute to the ESOP plan rather than to match 401K contributions. As such, effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Employer has no obligations to contribute any amount under this plan except as so determined at its sole discretion.  Employees are eligible to participate in the ESOP after 90 days of active employment and fully vest in the benefits after five years of service.  The Company’s contributions to the ESOP were $10,000 in cash during each of the fiscal years 2011 and 2010. The compensation committee of the Board of Directors approves all contributions to the ESOP plan.  At September 30, 2011 and 2010, the ESOP owned approximately 881,281 and 792,880 shares of Hemagen common stock, respectively, that were either purchased in the open market by the ESOP, or contributed by the company to the ESOP. As of September 30, 2011 the ESOP plan had approximately $3,519 of cash available to purchase additional shares in the open market. The 881,281 shares owned by the ESOP represent approximately 6% of the shares outstanding as of September 30, 2011.

Directors Plan

The Company maintains a Rule 10b5-1 Stock Purchase Plan (the 10b5-1 Plan) for its Non-employee Directors for which the company deposited cash as part of the directors’ compensation plan.  Effective October 1, 2008, the director compensation plan changed and the non-employee Directors now receive a $2,500 cash payment and 2,500 shares of the Company’s common stock each quarter. The 10b5-1 Plan will continue to purchase shares in the open market until the cash balance is depleted.

NOTE 16 – EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the twelve months ended September 30, 2011 and 2010, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the twelve month periods ended September 30, 2011 and 2010, respectively.

	TWELVE MONTHS ENDED SEPTEMBER 30,
	2011	2010

NUMERATOR:
NET LOSS	$(880,863)	$(156,314)

DE DENOMINATOR:
WEIGHTED-AVERAGE SHARES OUTSTANDING	15,476,486	15,454,103
EFFECT OF DILUTIVE SHARES	--	--
DENOMINATOR FOR DILUTED EARNINGS PER SHARE	15,476,486	15,454,103

BASIC EARNINGS PER SHARE	$(0.06)	$(0.01)
DILUTED EARNINGS PER SHARE	$(0.06)	$(0.01)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	TWELVE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CONVERTIBLE NOTES	11,571,022	11,571,000
WARRANTS	3,232,877	--
OPTIONS TO PURCHASE COMMON STOCK	3,060,564	1,678,564
TOTAL ANTIDILUTIVE INSTRUMENTS	17,864,463	13,249,564

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2011	2010

Cash paid for interest	$388,914	$365,325

Cash paid for income taxes (Brazil)	$4,132	$89,579

Cash paid for property and equipment purchases	$56,414	$74,142