Form 10-Q
period 2011-12-31
HEMAGEN DIAGNOSTICS INC
filed 2012-02-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

9033 Red Branch Road, Columbia, Maryland  21045-2105
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

YES ☐     NO ☒

As of December 31, 2011, the registrant had 15,490,281 shares of Common Stock $.01 par value per share outstanding.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	Consolidated Balance Sheets;	3
	December 31, 2011 (unaudited) and September 30, 2011

	Consolidated Statements of Operations;	4
	Three Months Ended December 31, 2011 and 2010 (unaudited)

	Consolidated Statements of Cash Flows;	5
	Three Months Ended December 31, 2011 and 2010 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

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

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$18,863	$213,611
Accounts receivable, less allowance for doubtful accounts of $66,748 and $67,286 at
December 31, 2011 and September 30, 2011, respectively	419,163	580,240
Inventories, net	1,568,213	1,460,780
Current portion of note receivable	--	35,000
Prepaid expenses and other current assets	133,140	159,493

Total current assets	2,139,379	2,449,124

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,456,981 and $6,431,680 at
December 31, 2011 and September 30, 2011, respectively	391,420	386,520

OTHER ASSETS:

Other assets	55,811	52,658
Total other assets	55,811	52,658

Total Assets	$2,586,610	$2,888,302

The accompanying notes are in integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31,	September 30,
	2011	2011
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$826,712	$818,875
Revolving line of credit – related party	719,426	669,413
Deferred revenue	32,213	37,226
Total Current Liabilities	1,578,351	1,525,514

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,628,209	5,575,372

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,590,281 and 15,585,281 issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	155,902	155,852
Additional paid-in capital	23,062,257	23,038,217
Accumulated deficit	(26,139,475)	(25,770,916)
Accumulated other comprehensive loss-
currency translation loss	(30,647)	(20,587)
Less treasury stock at cost; 100,000 shares at December 31, 2011 and September 30, 2011, respectively.	(89,636)	(89,636)

Total Stockholders’ Deficit	(3,041,599)	(2,687,070)
Total Liabilities and Stockholders’ Deficit	$2,586,610	$2,888,302

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2011	2010
Net Sales	$1,107,074	$1,376,674
Cost of sales	699,743	866,863
Gross Profit	407,331	509,811
Operating Expenses:
Selling, general and administrative	661,298	599,887
Research and development	740	1,382
Total operating expenses	662,038	601,269
Total operating loss	(254,707)	(91,458)
Other income (expenses):
Interest expense (net)	(113,889)	(88,644)
Other income (expense)	37	96
Total other expense	(113,852)	(88,548)

Net loss before income taxes	(368,559)	(180,006)

Income tax expense	--	4,173

Net income (loss):	(368,559)	(184,179)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,060)	24,684
Comprehensive (loss) income:	$(378,619)	$(159,495)

Earnings (loss) per share – Basic	$(0.02)	$(0.01)
Earnings (loss) per share – Diluted	$(0.02)	$(0.01)
Weighted average common shares used in calculation of net loss per share – Basic	15,489,792	15,469,683
Weighted average common shares used in calculation of net loss per share – Diluted	15,489,792	15,469,683

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
Cash flows from operating activities:	2011	2010
Net loss	$(368,559)	$(184,180)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	43,518	46,968
Provision for Bad Debts	406	4,080
Non-cash interest expense – warrants	11,954	--
Stock Based Compensation	11,987	11,961
Shares issued for compensation	150
Changes in operating assets and liabilities:
Accounts receivable	160,670	(39,587)
Prepaid expenses and other current assets	26,354	117,098
Inventories	(94,338)	82,468
Accounts payable and accrued expenses	7,837	20,168
Other assets	(3,154)	810
Deferred revenue	(5,012)	4,919
Net cash (used in) provided by operating activities	(208,187)	64,705

Cash flows from investing activities:
Purchase of property and equipment	(64,697)	(29,458)
Payments Received on Notes Receivable	35,000	52,500
Net cash (used in) provided by investing activities	(29,697)	23,042

Cash flows from financing activities:
Net borrowings on Line of Credit	50,012	--
Net cash provided by financing activities	50,012	--

Effects of foreign exchange rate	(6,876)	17,182

Net (decrease) increase in cash and cash equivalents	(194,748)	104,929

Cash and cash equivalents at beginning of period	213,611	151,743

Cash and cash equivalents at end of period	$18,863	$256,672
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,481	$95,281

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

Hemagen Diagnostics, Inc.  (“Hemagen” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-Q.  These financial statements should be read together with the financial statements and notes in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year or any other period.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company expects to adopt ASU 2011-08 in its first quarter of fiscal 2013 and does not expect it to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt ASU 2011-05 in its first quarter of fiscal 2013 and intends to present other comprehensive income in a single continuous statement of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company expects to adopt ASU 2011-04 in its first quarter of fiscal 2013 and does not expect the adoption to have a material impact on its financial statements.

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during the three months ended December 31, 2011 and 2010, respectively.  Diluted loss per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2011 and 2010, respectively.

	Three Months Ended December 31,
	2011	2010

Numerator:
Net loss	$(368,559)	$(184,180)

Denominator:
Weighted –average shares outstanding - Basic	15,489,792	15,469,683
Effect of dilutive shares	--	--
Weighted –average shares outstanding - Diluted	15,489,792	15,469,683

Basic earnings (loss) per share	$(0.02)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$(0.01)

Diluted net loss per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended December 31,
	2011	2010

Convertible notes	11,571,022	11,571,022
Warrants	5,000,000	--
Options to purchase common stock	3,131,447	2,942,208
Total antidilutive instruments	19,702,469	14,513,230

NOTE 4 – COMMON STOCK EQUIVALENTS

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2011:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2011	3,142,208	$0.14	7.43
Granted	25,000	0.10	9.92
Exercised	--	--	--
Forfeited, cancelled or expired	(20,000)	0.18	--
Options outstanding – December 31, 2011	3,147,208	$0.14	7.23
Options exercisable – December 31, 2011	1,706,875	$0.17	6.63

We use the Black-Scholes option pricing model to determine the fair value of our awards on the grant date.  The fair value of each option is estimated on the grant date using a Black-Scholes option pricing formula that uses the assumptions noted in the table below and discussion that follows.

	2011	2010
Dividend yield	--	--
Expected volatility	131.48%	137.08%
Risk-free interest rate	1.97%	1.47% - 1.64%
Expected life in years	10	5

Expected volatilities are based on the historical volatility of the Company’s Common Stock.  The expected term of the options granted represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company incurs stock-based compensation expense over the requisite service period.  We have estimated forfeitures and incurred expense on shares we expect to vest.

As of December 31, 2011, there was $68,890 of unrecognized compensation cost related to stock-based compensation arrangements that we expect to vest.  This cost will be fully incurred within 5 years.  The options exercisable as of December 31, 2011 have no intrinsic value.

The following table summarizes the Company’s warrant activity for the three months ended December 31, 2011:

	Shares	Weighted average exercise price	Weighted average life (in years)

Warrants outstanding – October 1, 2011	5,000,000	$0.20	4.36
Granted	--	--	--
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Warrants outstanding – December 31, 2011	5,000,000	$0.20	4.11
Warrants exercisable – December 31, 2011	5,000,000	$0.20	4.11

As of December 31, 2011, there was $191,273 of unrecognized interest expense related to warrants outstanding that will be fully expensed within 5 years.  The warrants exercisable as of December 31, 2011 have no intrinsic value.

NOTE 5 - INVENTORIES

    Inventories at December 31, 2011 and September 30, 2011, respectively, consist of the following:

	December 31,	September 30,
	2011	2011

Raw materials	$1,074,337	$1,039,604
Work-in-process	38,002	48,049
Finished goods	1,007,527	914,285
	2,119,866	2,001,938
Less reserves	(551,653)	(541,158)
Inventories, net	$1,568,213	$1,460,780

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000, and increased the available line of credit to $1,000,000.

The facility’s term expires on October 1, 2012, is renewable annually, and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase for $1,000,000 shares of the Company’s Common Stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to the warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.  As of December 31, 2011, the outstanding balance on the facility was $719,426.  The Company is in compliance with all of the covenants in the facility as of December 31, 2011.

NOTE 7 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

In September 2009, the Company completed an Exchange Offer of its senior subordinated secured convertible notes due on September 30, 2009. The Company offered to exchange new, modified 8% Senior Subordinated Convertible Notes due 2014 for the outstanding 8% Senior Subordinated Secured Convertible Notes due 2009. The principal features of the Exchange Offer included $4,049,858 principal amount of Senior Subordinated Secured Convertible Notes, due September 30, 2014, which bear interest at the rate of 8% per annum, paid quarterly, convertible by holders into Common Stock at $0.35 per share. The Company can require the conversion of these Modified Notes to Common Stock at any time after the Common Stock trades at or above $0.70 for fifteen consecutive trading days.

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

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment, as defined under FASB ASC 280, Segment Reporting.  The following table sets forth revenue for the periods reported, from continuing operations, and assets by geographic location for the three months ended December 31, 2011 and 2010 respectively.

	United* States	Brazil	Consolidated
December 31, 2011:
Revenues	716,497	390,577	1,107,074
Long-lived assets	212,556	234,676	447,232
December 31, 2010:
Revenues	721,963	654,711	1,376,674
Long-lived assets	195,972	355,009	550,981
* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note was payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. During the three months ending December 31, 2011 and 2010, the Company received $35,000 and $52,500, respectively, in principal payments against the Note. This Note was paid in full as of November 30, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to "Forward Looking Statements" following the Index in front of this Form 10-Q.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the Company’s financial condition and results of operations.  This discussion should be read in conjunction with the financial statements and notes thereto contained in this report.

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

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission.

Results of Operations

The Three Month Period Ended December 31, 2011
Compared to the Three Month Period Ended December 31, 2010

Revenues for the three-month period ended December 31, 2011 decreased by approximately $270,000 (20%) to approximately $1,107,000 from approximately $1,377,000 for the same period ended December 31, 2010.  The decrease is primarily due to lower sales in Brazil. The decrease in sales in Brazil is primarily due to price reductions to several large customers that have merged or acquired one another and the related vendor consolidation programs that have been implemented. In addition, Analyst consumables sales were down by approximately $90,000 compared to the first three months of the same period last year.  This decrease was offset by an increase in sales in the Virgo line to non-Brazil customers.

Cost of product sales decreased by approximately $167,000 (19%) to approximately $700,000 from approximately $867,000 for the same period last year.  Cost of product sales as a percentage of sales remained relatively unchanged from the same period last year.

The Company continues to work to complete several research and development programs including:

•	Improvements to the Analyst instrument and consumables product line;

•	Developing and enhancing several of its Virgo test kits.

Selling, general and administrative expenses increased by approximately $61,000 (10%) for the quarter ended December 31, 2011 to approximately $661,000 from approximately $600,000 in the previous period.  The increase was due to increased payroll related expenses in our Brazil operations and an in increase in travel related expenses, outside consulting services and facility expenses compared to the same period last year.

Total other expenses, net for the three months ended December 31, 2011 increased by approximately $25,000 to approximately $114,000 from approximately $89,000 from the period ended December 31, 2010. The increase in total other expenses was due to the reduction of interest income received on the Note Receivable and an increase in interest expense related to the line of credit and  issuance of warrants.

There was no income tax expense recorded for the quarter ended December 31, 2011 compared to approximately $4,000 for the quarter ended December 31, 2010.  This tax expense in the prior year resulted from income realized at the Company’s Brazilian subsidiary.  The net loss before tax for the Company’s Brazilian subsidiary for the period ended December 31, 2011 was approximately $208,000 compared to net income before tax of approximately $41,000 for the prior year.

Net loss for the period increased by approximately $184,000 for the three months ended December 31, 2011 to approximately $368,000 compared to a net loss of approximately $184,000 in the prior year quarter. The increase in net loss is attributable to overall lower sales and an increase in SG&A expenses and interest expense during the current fiscal quarter.

Liquidity and Capital Resources

At December 31, 2011, Hemagen had $18,863 of cash, working capital of $561,028 and a current ratio of 1.36 to 1.0.  At September 30, 2011, the Company had $213,611 of cash, working capital of $923,610 and a current ratio of 1.61 to 1.0.

Hemagen currently has a revolving senior secured line of credit with TiFunding for the purpose of financing working capital needs as required.  The line of credit provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of December 31, 2011 and January 31, 2012, the outstanding balance on the line was $719,426 and $744,437, respectively. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory.  The line of credit matures on October 1, 2012 and is renewable annually.  The Company intends to renew the line when it expires, although no assurances can be given in this regard. Based upon negotiations with TiFunding, we believe that TiFunding will increase the maximum borrowing as necessary to provide liquidity sufficient to fund operations over the next twelve months.

The Company believes that cash flow from operations, the availability of the line of credit, and cash on hand at December 31, 2011 will be sufficient to finance its operations for the remainder of fiscal 2012.  During the second quarter Hemagen has implemented a cost reduction program. However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

Net cash used by operating activities during the three months ended December 31, 2011 was approximately $208,000 compared to cash used provided by operating activities of approximately $65,000 during the three-month period ended December 31, 2010. This is attributable primarily to lower sales during the current fiscal quarter and an increase in inventory.

Approximately $30,000 of cash was used in investing activities during the three-month period ended December 31, 2011 as compared to approximately $23,000 of cash provided for investing activities during the three-month period ended December 31, 2010.  The cash used during the current fiscal quarter was used to purchase equipment and computers and was offset by the receipt of the principal of the Note. The cash provided from investing activities during the three-month period ended December 31, 2010 was generated from payments received against the Note and was offset by purchases of property and equipment of approximately $29,000 during that quarter.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $35,000 and $52,500, for the three-month periods ended December 31, 2011 and 2010, respectively.

Net cash provided by financing activities for the three month period ended December 31, 2011 was approximately $50,000, comprised of an advance on the line of credit used to fund operations and the purchase of property and equipment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer (Principal Executive Officer), William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of December 31, 2011 except for the matters described below.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current Independent registered accounting firm, has informed the Company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. Over the past several months, management has documented the Company’s critical control procedures and will continue to review and update such procedures as changes occur.

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

Hemagen Diagnostics, Inc.
(Registrant)

February 14, 2012	By:	/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
(Principal Executive Officer)

February 14, 2012	By:	/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer