Form 10-Q
period 2012-03-31
HEMAGEN DIAGNOSTICS INC
filed 2012-05-15
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 1-11700

HEMAGEN DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2869857
State of Organization	IRS Employer I.D.

9033 Red Branch Road, Columbia, Maryland  21045-2105
(Address of principal executive offices)

(443) 367-5500
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

As of May 14, 2012, the registrant had 15,500,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I - Financial Information

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31,
	2012	September 30,
	(unaudited)	2011
ASSETS

CURRENT ASSETS:
Cash	$86,877	$213,611
Accounts receivable, less allowance for doubtful accounts of
$57,540 and $67,286 at March 31, 2012 and September 30, 2011,
respectively	589,712	580,240
Inventories, net	1,366,248	1,460,780
Current portion of note receivable	--	35,000
Prepaid expenses and other current assets	118,025	159,493

Total current assets	2,160,862	2,449,124

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $6,505,530 and $6,431,680 at
March 31, 2012 and September 30, 2011, respectively	354,730	386,520

OTHER ASSETS:

Other assets	78,081	52,658

Total Assets	$2,593,673	$2,888,302

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31,
	2012	September 30,
	(unaudited)	2011
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$857,188	$818,875
Revolving line of credit	--	669,413
Revolving line of credit – Related Party	894,438	--
Deferred revenue	36,860	37,226
Total Current Liabilities	1,788,486	1,525,514

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,838,344	5,575,372

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,595,281 and 15,585,281 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	155,952	155,852
Additional paid-in capital	23,085,867	23,038,217
Accumulated deficit	(26,383,117)	(25,770,916)
Accumulated other comprehensive loss-
currency translation loss	(13,737)	(20,587)
Less treasury stock at cost; 100,000 shares at March 31, 2012 and September 30, 2011, respectively.	(89,636)	(89,636)
Total Stockholders’ Deficit	(3,244,671)	(2,687,070)
Total Liabilities and Stockholders’ Deficit	$2,593,673	$2,888,302

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net Sales	$1,111,301	$1,217,704	$2,218,375	$2,594,378
Cost of Sales	760,771	902,177	1,460,513	1,769,040
Gross Profit	350,530	315,527	757,862	825,338
Operating Expenses:
Selling, general and administrative	452,424	586,393	1,113,723	1,186,281
Research and development	25,305	1,146	26,045	2,528
Total operating expenses	477,729	587,539	1,139,768	1,188,809
Total operating income (loss)	(127,199)	(272,012)	(381,906)	(363,471)
Other income (expenses):
Interest expense, net	(115,077)	(96,996)	(228,966)	(185,640)
Other income (expense)	987	(166)	1,024	(70)
Gain on sale of assets	(2,353)	2,800	(2,353)	2,800
Total other expense	(116,443)	(94,362)	(230,295)	(182,910)

Loss before income taxes	(243,642)	(366,374)	(612,201)	(546,381)

Income tax (benefit) expense	--	(41)	--	4,132

Net income (loss):	$(243,642)	$(366,333)	$(612,201)	$(550,513)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,910	14,100	6,850	38,784
Comprehensive income (loss):	$(226,732)	$(352,233)	$(605,351)	$(511,729)

Earnings (loss) per share - Basic	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Earnings (loss) per share - Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average common shares used in calculation of earnings (loss) per share - Basic	15,494,622	15,472,670	15,492,194	15,471,160
Weighted average common shares used in calculation of earnings (loss) per share – Diluted	15,494,622	15,472,670	15,492,194	15,471,160

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,
Cash flows from operating activities:	2012	2011
Net loss	$(612,201)	$(550,513)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	87,439	93,898
Non-cash interest expense – warrants	23,909	7,970
Loss (Gain) on sale of assets	2,352	(2,800)
(Recovery of) Provision for bad debts	(8,461)	9,844
Stock based compensation	23,592	22,763
Shares issued for compensation	250	800
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	13,222
Prepaid expenses and other current assets	41,469	158,164
Inventories	105,274	136,698
Other assets	(25,424)	(20,268)
Accounts payable and accrued expenses	38,312	60,067
Deferred revenue	(365)	8,003
Net cash used in operating activities	(324,865)	(62,152)

Cash flows from investing activities:
Purchase of property and equipment	(71,935)	(31,482)
Proceeds from sale of assets	--	2,800
Payments received on notes receivable	35,000	105,000
Net cash (used in) provided by investing activities	(36,935)	76,318

Cash flows from financing activities:
Net borrowings on line of credit	225,025	106,413
Net cash provided by financing activities	225,025	106,413

Effects of foreign exchange rate	10,041	27,086

Net (decrease) increase in cash and cash equivalents	(126,734)	147,665

Cash and cash equivalents at beginning of period	213,611	151,743

Cash and cash equivalents at end of period	$86,877	$299,408
Supplemental disclosure of cash flow information:

Cash payments for period for interest	$106,941	165,641
Cash payments for period for income taxes	$--	6,108
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

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and six months ended March 31, 2012 and 2011, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Numerator:
Net loss	$(243,642)	$(366,333)	$(612,201)	$(550,513)

Denominator:
Weighted –average shares outstanding	15,494,622	15,472,670	15,492,194	15,471,160
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,494,622	15,472,670	15,492,194	15,471,160

Basic Earnings (loss) per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Diluted Earnings (loss) per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Diluted net loss per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Convertible notes	11,571,022	11,571,022	11,571,022	11,571,022
Warrants	5,000,000	5,000,000	5,000,000	5,000,000
Options to purchase common stock	3,137,208	3,102,208	3,137,208	3,102,208
Total antidilutive instruments	19,708,230	19,673,230	19,708,230	19,673,230

NOTE 4 – COMMON STOCK EQUIVALENTS

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2012:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2011	3,142,208	$0.14	7.43
Granted	25,000	0.10	9.67
Exercised	--	--	--
Forfeited, cancelled or expired	(30,000)	0.15	--
Options outstanding – March 31, 2012	3,137,208	$0.14	6.99
Options exercisable – March 31, 2012	1,740,208	$0.07	6.33

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Dividend yield	--	--	--	--
Expected volatility	--	136.27% - 137.95%	131.48%	136.27% - 137.95%
Risk-free interest rate	--	2.02% - 3.48%	1.97%	1.47% - 3.48%
Expected life in years	--	5 -10	10	5 -10

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

As of March 31, 2012, there was $57,268 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years.  The options exercisable as of March 31, 2012 have no intrinsic value.

The following table summarizes the Company’s warrant activity for the six months ended March 31, 2012:

	Shares	Weighted average exercise price	Weighted average life (in years)

Warrants outstanding – October 1, 2011	--	$--	--
Granted	5,000,000	0.20	3.86
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – March 31, 2012	5,000,000	$0.20	3.86
Options exercisable – March 31, 2012	5,000,000	$0.20	3.86

As of March 31, 2012, there was $183,303 of unrecognized interest expense related to warrant compensation that we expect to vest. This cost will be fully incurred within 4 years.  The warrants exercisable as of March 31, 2012 have no intrinsic value.

NOTE 5 - INVENTORIES

 Inventories at March 31, 2012 and September 30, 2011, respectively consist of the following:

	March 31,	September 30,
	2012	2011
Raw Materials	$1,082,955	$1,039,604
Work-in-process	27,611	48,049
Finished goods	831,004	914,285
	1,941,570	2,001,938
Less reserves	(575,322)	(541,158)
Inventories, net	$1,366,248	$1,460,780

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on October 1, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights.  As of March 31, 2012, the outstanding balance on the facility was $894,438.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

The following table sets forth revenue for the periods reported and assets by geographic location for the six months ended March 31, 2012 and 2011, respectively.

	United* States	Brazil	Consolidated
March 31, 2012:
Revenues	$1,449,691	$768,684	$2,218,375
Long-lived assets	$202,518	$230,293	$432,811

March 31, 2011:
Revenues	$1,360,006	$1,234,372	$2,594,378
Long-lived assets	$313,000	$377,631	$690,631

* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ending December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. The Company received $35,000 and $105,000 in principal payments against the Note for the six month periods ending March 31, 2012 and March 31, 2011, respectively. This Note was paid in full as of November 30, 2011.

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

Results of Operations

The Three Month Period Ended March 31, 2012
Compared to the Three Month Period Ended March 31, 2011

Revenues for the three-month period ended March 31, 2012 decreased by approximately $107,000 (9%) to approximately $1,111,000 from approximately $1,218,000 for the three-month period ended March 31, 2011.  The overall decrease in revenues is largely attributable to a decrease in sales in Brazil of approximately $202,000 which is partially offset by increases in the Analyst division of approximately $66,000 and slight increases in other products for non-Brazil customers for the current three-month period. The decrease in sales in Brazil is due to price reductions to several large customers that have merged, and the vendor consolidation programs that have been implemented. Sales in Brazil local currency were down approximately R$299,000 or 34% from the same prior year quarter. The Real to Dollar exchange rate averaged 1.77 during this current quarter as compared to 1.67 for the prior year quarter, resulting in a 5.99% decrease in the selling prices in Brazil when converted to USD..

Cost of product sales decreased by approximately $141,000 (16%) to approximately $761,000 from approximately $902,000 for the same period a year ago.  Cost of product sales as a percentage of sales decreased to 68% from 74% from the same period last year. This decrease in cost of sales is primarily attributed to the slightly lower payroll and outside consulting expenses as compared to the same quarter of the prior year.  The company has implemented various cost saving measures, some of which began to take effect after March 16, 2012, but most of which will take effect after March 31, 2012.

Research and development expenses increased by approximately $24,000 (2108%) to approximately $25,000 during the second quarter of 2012 as compared to approximately $1,000 of expenses in the second quarter of 2011.  This increase was the result of expenses incurred in various improvement activities related to certain Virgo® products.

The Company continues to work to complete several research and development programs including:

•	Improvements to the Analyst product line.

•	Developments and enhancement of several of the Virgo® test kits.

Selling, general and administrative expenses decreased by approximately $134,000 (23%) for the quarter ended March 31, 2012 as compared to the prior year quarter, to approximately $452,000 from approximately $586,000 for same quarter a year ago.  These decreases in expenses related to payroll, travel, facilities and legal costs during the current quarter as compared to the prior year quarter. The company has implemented various cost saving measures and expects to continue to see a decrease in these expenses over the remainder of the fiscal year.

Total other expenses for the three months ended March 31, 2012 increased by approximately $22,000 to approximately $116,000 from approximately $94,000 from the period ended March 31, 2011.  The increase in total other expenses was due to a reduction of interest income received on the Note Receivable and an increase in interest expense related to the line of credit and non-cash interest expense related to the issuance of warrants. There was also an increase in expenses related to the sale of assets.  During the current quarter there was a loss of approximately $2,300 on the sales of assets as compared to a gain of approximately $2,800 that was recorded during the prior year quarter.

There was no income tax expense recognized for the quarter ended March 31, 2012 or March 31, 2011.

Net loss for the period decreased by approximately $122,000 for the three months ended March 31, 2012 to a net loss of approximately $244,000 compared to a net loss of approximately $366,000 in the same quarter of the prior year. The decrease in net loss is attributable to slightly higher margins and a reduction in the selling and general administrative expenses during the current quarter.

The Six-month Period Ended March 31, 2012
Compared to the Six-month Period Ended March 31, 2011

Revenues for the six-month period ended March 31, 2012 decreased by approximately $376,000 (14%) to approximately $2,218,000 from approximately $2,594,000 for the same six-month period ended March 31, 2011.  Sales in Brazil decreased by approximately $466,000 as compared to the same period last year. The decrease in sales in Brazil is due to price reductions to several large customers that have merged, and the vendor consolidation programs that have been implemented. Sales in Brazil local currency were down approximately R$709,000 or 34% from the last year The Real to Dollar exchange rate averaged 1.79 for the current six month period as compared to 1.69 for the prior year, resulting in a 5.91% decrease in the selling prices in Brazil when converted to USD. The decreases were offset in part by increased sales to non-Brazil customers in the Virgo product line of approximately $82,000 during the current six-month period.

Cost of sales decreased by approximately $308,000 (17%) to approximately $1,461,000 from approximately $1,769,000 for the prior six month period ended March 31.  Cost of sales as a percentage of sales decreased to approximately 66% compared to 68% for the same period last year. This decrease was attributable to lower sales during the current six-month period along with some savings recognized with cost reductions put in place during the current year.

Research and development expenses increased by approximately $24,000 (930%) during the six months ended March 31, 2012 to approximately $26,000 from $2,000 in 2011. This increase was the result additional expenses incurred related to improvements made to certain Virgo® test kits.

Selling, general and administrative expenses decreased by approximately $73,000 (6%) for the six months ended March 31, 2012 to approximately $1,113,000 from approximately $1,186,000 in the previous period ended March 31, 2011.  The decrease in expense for the current year was attributable mainly to lower legal expenses incurred during the current six month period. The Company has implemented some costs saving measures and expects to see a decrease in SG&A expense in the coming months.

Total other expenses for the six months ended March 31, 2012 increased by approximately $47,000 to approximately $230,000 from approximately $183,000 from the six-month period ended March 31, 2011.  The increase in total other expenses was due to a reduction of interest income received on the Note Receivable and an increase in interest expense related to the line of credit and issuance of warrants. There was also an increase in expenses related to the sale of assets. During the current six-month period there was a loss recorded compared to a gain that was recorded during the prior year six-month period.

There was no income tax expense recorded for the six months ended March 31, 2012 as compared to $4,000 that was recorded for the six months ended March 31, 2011.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

Net loss increased by approximately $61,000 for the six months ended March 31, 2012 to a net loss of approximately $612,000 compared to a net loss of approximately $551,000 in the six-month period ended March 31, 2011.  The increase in net loss was attributable to overall lower sales and resulting margins during the six months ended March 31, 2012. The costs savings and overall reduction in selling and general and administrative expenses was basically offset by the increase in interest expense for the current year. During the month ended March 31, 2012, Hemagen has implemented substantial expense reduction initiatives that should begin to be realized in the future.

Liquidity and Capital Resources

At March 31, 2012 the Company had approximately $87,000 of cash, and working capital of $372,376.  At September 30, 2011, the Company had $213,611 of cash and working capital of $923,610.

The Company currently has a revolving senior secured line of credit with TiFunding for the purpose of financing working capital needs as required.  The line of credit provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of March 31, 2012 and May 14, 2012, the outstanding balance on the line was $894,438. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory.  The line of credit matures on October 1, 2012 and is renewable annually.  The Company has received assurances from TiFunding that they will increase the amount available on the line of credit, if necessary.

The Company believes that cash flow from operations, the availability of the line of credit, and cash on hand at March 31, 2012 will be sufficient to finance its operations for the remainder of fiscal 2012.  During the month ended March 31, 2012 the Company has implemented substantial cost reduction initiatives that should reduce expenses in future periods. However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

Net cash used in operating activities during the six months ended March 31, 2012 was approximately $325,000 compared to cash used in operating activities of approximately $62,000 during the six-month period ended March 31, 2011. The increase in cash used by operating activities was principally attributable to changes in operating assets and liabilities lower levels of inventory and lower increases in accounts payable and accrued expense, in combination with the increased net loss due to lower sales during the current year.

Approximately $37,000 of cash was used by investing activities during the six-month period ended March 31, 2012 as compared to approximately $76,000 of cash provided from investing activities during the six-month period ended March 31, 2011.  The net cash used during the current six-month period ended March 31, 2012 was for the purchases of property and equipment of approximately $72,000 during the current year offset by payments received against the note payable of approximately $35,000. The cash provided from investing activities during the six-month period ended March 31, 2011 was generated from payments received against the Note of approximately $105,000 and was offset by purchases of property and equipment of approximately $31,000 during the year. Cash received as proceeds from the sale of Company assets compared to the same period last year declined approximately $2,800.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $35,000 and $105,000, for each of the six-month periods ended March 31, 2012 and 2011, respectively.  The Note was paid in full in November of 2011.

Net cash provided by financing activities during the six-month period ended March 31, 2012 was approximately $225,000 compared to cash provided by financing activities of approximately $106,000 in the six-month period ended March 31, 2011. The Company borrowed funds on the line of credit to fund operations during each of  the six-month periods ended March 31, 2012 and March 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer (Principal Executive Officer), William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of March 31, 2012 except for the matters described below.

Management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. As a result of the limitations of the resources and segregation of duties, Stegman and Company, the Company’s current idependent registered accounting firm, has informed the Company that these limitations represent a material weakness in internal controls. Management will continue to evaluate this segregation of duties issue. Over the past several months, management has documented the Company’s critical control procedures and will continue to review and update such procedures as changes occur.

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

Hemagen Diagnostics, Inc. (Registrant)

May 15, 2012	/s/ William P. Hales
William P. Hales
President and
Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer