Form 10-Q
period 2012-06-30
HEMAGEN DIAGNOSTICS INC
filed 2012-08-14
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES    X     NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ____ NO ____

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]                                                                   Accelerated filer [    ]

Non-accelerated filer [    ]                                                                   Smaller reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

As of August 14, 2012, the registrant had 15,500,281 shares of Common Stock $.01 par value per share outstanding.

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

PART I - Financial Information

Item 1. - Financial Statements

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	September 30,
ASSETS	(unaudited)	2011

CURRENT ASSETS:
Cash	$107,308	$213,611
Accounts receivable, less allowance for doubtful accounts of
$60,332 and $67,286 at June 30, 2012 and September 30, 2011,
respectively	585,335	580,240
Inventories, net	1,366,796	1,460,780
Current portion of note receivable	--	35,000
Prepaid expenses and other current assets	84,718	159,493

Total current assets	2,144,157	2,449,124

PROPERTY AND EQUIPMENT; net of accumulated depreciation
and amortization of $6,456,041 and $6,431,680 at
June 30, 2012 and September 30, 2011, respectively	312,190	386,520

OTHER ASSETS:

Other assets	65,140	52,658

Total Assets	$2,521,487	$2,888,302

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30,
	2012	September 30,
	(unaudited)	2011
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$898,962	$818,875
Revolving line of credit	--	669,413
Revolving line of credit – related party	976,868	--
Deferred revenue	29,891	37,226
Total Current Liabilities	1,905,721	1,525,514

LONG TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long Term Liabilities	4,049,858	4,049,858
Total liabilities	5,955,579	5,575,372

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value - 1,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value - 45,000,000 shares authorized; 15,600,281 and 15,585,281 issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	156,002	155,852
Additional paid-in capital	23,109,834	23,038,217
Accumulated deficit	(26,515,248)	(25,770,916)
Accumulated other comprehensive loss - currency translation loss	(95,044)	(20,587)
Less treasury stock at cost; 100,000 shares at June 30, 2012 and September 30, 2011, respectively.	(89,636)	(89,636)
Total Stockholders’ Deficit	(3,434,092)	(2,687,070)
Total Liabilities and Stockholders’ Deficit	$2,521,487	$2,888,302

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net Sales	$947,807	$1,400,678	$3,166,182	$3,995,056
Cost of Sales	494,352	733,108	1,954,866	2,502,148
Gross Profit	453,455	667,570	1,211,316	1,492,908
Operating Expenses:
Selling, general and administrative	465,275	605,997	1,578,998	1,792,277
Research and development	483	1,366	26,527	3,895
Total operating expenses	465,758	607,363	1,605,525	1,796,172
Total operating (loss) income	(12,303)	60,207	(394,209)	(303,264)
Other income (expenses):
Interest expense, net	(119,813)	(108,489)	(348,779)	(294,129)
Other income (expense)	(16)	198	1,009	128
(Loss) gain on sale of assets	--	--	(2,353)	2,800
Total other expense	(119,829)	(108,291)	(350,123)	(291,201)

Loss before income taxes	(132,132)	(48,084)	(744,332)	(594,465)

Income tax (benefit) expense	--	--	--	4,132

Net income (loss):	$(132,132)	$(48,084)	$(744,332)	$(598,597)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81,306)	54,813	(74,456)	93,596
Comprehensive income (loss):	$(213,438)	6,729	$(818,788)	$(505,001)

Earnings (loss) per share – Basic	$(0.01)	$0.00	$(0.05)	$(0.04)
Earnings (loss) per share – Diluted	$(0.01)	$0.00	$(0.05)	$(0.04)
Weighted average common shares used in calculation of earnings (loss) per share - Basic	15,498,962	15,478,907	15,494,880	15,473,743
Weighted average common shares used in calculation of earnings (loss) per share – Diluted	15,498,962	15,478,907	15,494,880	15,473,743

The accompanying notes are an integral part of the financial statements.

HEMAGEN DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,
Cash flows from operating activities:	2012	2011
Net loss	$(744,332)	$(598,597)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	127,688	141,422
Non-cash interest expense – warrants	35,863	19,924
Loss (Gain) on sale of assets	2,353	(2,800)
Provision for bad debts	198	8,624
Stock based compensation	35,504	34,410
Shares issued for compensation	400	800
Changes in operating assets and liabilities:
Accounts receivable	(5,294)	25,766
Prepaid expenses and other current assets	74,776	117,070
Inventories	104,726	(92,714)
Other assets	(12,483)	(25,746)
Accounts payable and accrued expenses	80,086	(33,680)
Deferred revenue	(7,334)	3,311
Net cash (used in) operating activities	(307,849)	(402,210)

Cash flows from investing activities:
Purchase of property and equipment	(87,473)	(39,350)
Proceeds from sale of assets	--	2,800
Payments received on notes receivable	35,000	157,500
Net cash (used in) provided by investing activities	(52,473)	120,950

Cash flows from financing activities:
Net borrowings on line of credit	307,455	271,413
Net cash provided by financing activities	307,455	271,413

Effects of foreign exchange rate	(53,436)	68,037

Net (decrease) increase in cash and cash equivalents	(106,303)	58,190

Cash and cash equivalents at beginning of period	213,611	151,743

Cash and cash equivalents at end of period	$107,308	$209,933
Supplemental disclosure of cash flow information:

Cash payments for period for interest	$179,141	288,769
Cash payments for period for income taxes	$--	3,011
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

NOTE 3- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the three and nine months ended June 30, 2012 and 2011, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net loss	$(132,132)	$(48,084)	$(744,332)	$(598,597)

Denominator:
Weighted –average shares outstanding	15,498,962	15,478,907	15,494,880	15,473,743
Effect of dilutive shares	--	--	--	--
Denominator for diluted earnings per share	15,498,962	15,478,907	15,494,880	15,473,743

Basic Earnings (loss) per share	$(0.01)	$0.00	$(0.05)	$(0.04)
Diluted Earnings (loss) per share	$(0.01)	$0.00	$(0.05)	$(0.04)

Diluted net loss per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Convertible notes	11,571,022	11,571,022	11,571,022	11,571,022
Warrants	5,000,000	5,000,000	5,000,000	5,000,000
Options to purchase common stock	3,142,208	3,102,208	3,142,208	3,102,208
Total antidilutive instruments	19,713,230	19,673,230	19,713,230	19,673,230

NOTE 4 – COMMON STOCK EQUIVALENTS

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2012:

	Shares	Weighted average exercise price	Weighted average life

Options outstanding – October 1, 2011	3,142,208	$0.14	7.43
Granted	40,000	0.08	9.61
Exercised	--	--	--
Forfeited, cancelled or expired	(40,000)	0.14	--
Options outstanding – June 30, 2012	3,142,208	$0.14	6.77
Options exercisable – June 30, 2012	1,755,208	$0.17	6.12

We use the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	-	--	-	--
Expected volatility	132.47% - 133.33%	_	131.48%-133.33%	136.27% - 137.95%
Risk-free interest rate	1.60% - 1.95%	_	1.60% - 1.97%	1.47% - 3.48%
Expected life in years	10	_	10	5 -10

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

As of June 30, 2012, there was $45,868 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully incurred within 5 years. The options exercisable as of June 30, 2012 have no intrinsic value.

The following table summarizes the Company’s warrant activity for the nine months ended June 30, 2012:

	Shares	Weighted average exercise price	Weighted average life (in years)

Warrants outstanding – October 1, 2011	5,000,000	$0.20	4.36
Granted	--	--	--
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Options outstanding – June 30, 2012	5,000,000	$0.20	3.61
Options exercisable – June 30, 2012	5,000,000	$0.20	3.61

As of June 30, 2012, there was $171,348 of unrecognized interest expense related to warrant compensation that we expect to vest. This cost will be fully incurred over the next 4 years.  The warrants exercisable as of June 30, 2012 have no intrinsic value.

NOTE 5 - INVENTORIES

 Inventories at June 30, 2012 and September 30, 2011, respectively consist of the following:

	June 30,	September 30,
	2012	2011
Raw Materials	$1,159,292	$1,039,604
Work-in-process	24,818	48,049
Finished goods	780,095	914,285
	1,964,205	2,001,938
Less reserves	(597,409)	(541,158)
Inventories, net	$1,366,796	$1,460,780

NOTE 6 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on October 1, 2012, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,000,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights.  As of June 30, 2012, the outstanding balance on the facility was $976,686.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

On July 6, 2012, the Company requested that the holders of the Modified Notes forgo the right to receive interest payments for the quarters ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013. Under the terms of the Modified Notes, the Company’s failure to make such payments may constitute events of default which may result in the acceleration of the Company’s obligation to repay the $4,049,858 principal amount with accrued interest and penalties. As of August 14, 2012, holders of $2,664,248 principal amount of Modified Notes had agreed to forgo the rights to receive the above-referenced interest payments.  The Company will continue to seek such agreement from other holders.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment.

The following table sets forth revenue for the periods reported and assets by geographic location for the nine months ended June 30, 2012 and 2011, respectively.

	United States	Brazil	Consolidated
June 30, 2012:
Revenues	$1,990,289	$1,175,893	$3,166,182
Long-lived assets	$189,269	$188,061	$377,330

June 30, 2011:
Revenues	$2,179,081	$1,815,975	$3,995,056
Long-lived assets	$177,014	$338,127	$515,141
* Includes export sales to countries other than Brazil.

NOTE 9 – NOTE RECEIVABLE

The Company received an $840,000 Note during the period ended December 31, 2007 related to the sale of assets of the Company’s wholly owned subsidiary Reagents Applications Inc.  The Note is payable in forty-eight monthly installments of principal of $17,500 plus accrued interest at the rate of 8% beginning on December 31, 2007. The Company received $35,000 and $157,500 in principal payments against the Note for the nine month periods ending June 30, 2012 and June 30, 2011, respectively. This Note was paid in full as of November 30, 2011.

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

Results of Operations

The Three Month Period Ended June 30, 2012
Compared to the Three Month Period Ended June 30, 2011

Revenues for the three-month period ended June 30, 2012 decreased by approximately $453,000 (32%) to approximately $948,000 from approximately $1,401,000 for the three-month period ended June 30, 2011.  The decrease in revenues is attributable to a decrease in sales in Brazil of approximately $174,000 and a decrease in sales in the Analyst division of approximately $267,000 for the current three-month period. The decrease in sales in Brazil is due to the loss of business from several large customers, as well as, price reductions to several large customers that have merged and implemented several vendor consolidation programs. Sales in Brazil local currency were down approximately R$136,000 or 15% from the prior year quarter. The Real to Dollar exchange rate averaged 1.96 during this current quarter as compared to 1.59 for the prior year quarter, resulting in a 19% decrease in the selling prices in Brazil when converted to USD. Sales in the Analyst division were down as the result of lower rotor sales during the current year compared to the same period last year. During the third quarter of 2011 there were several large rotor orders that were placed that did not reoccur during the current quarter.

Cost of product sales decreased by approximately $239,000 (33%) to approximately $494,000 from approximately $733,000 for the prior year quarter.  Cost of product sales as a percentage of sales remained steady at 52%. The company implemented various cost saving measures during the quarter which resulted in the lower cost of sales, which helped in sustaining the gross margin despite the reduction in sales.

Research and development expenses decreased by approximately $883 (65%) to approximately $483 during the third quarter of 2012 as compared to approximately $1,366 of expenses in the third quarter of 2011.

The Company continues to work toward completing several research and development programs including:

•	Improvements to the Analyst product line.

•	Developments and enhancement of several of the Virgo® test kits.

Selling, general and administrative expenses decreased by approximately $141,000 (23%) for the quarter ended June 30, 2012 as compared to the prior year quarter, to approximately $465,000 from approximately $606,000 for the prior year quarter.  These decreases in expenses related to payroll, travel, facilities and legal costs during the current quarter as compared to the prior year quarter. In  March 2012, the company implemented various cost saving measures and expects to continue to see a decrease in  expenses for the remainder of the year, which started to be fully realized in June 2012.

Total other expenses for the quarter ended June 30, 2012 increased by approximately $12,000 to approximately $120,000 from approximately $108,000 from the period ended June 30, 2011.  The increase in total other expenses was due to a reduction of interest income received on the Note and an increase in interest expense associated with the line of credit.

There was no income tax expense recognized for the quarter ended June 30, 2012 or June 30, 2011.

Net loss for the period increased by approximately $84,000 for the three months ended June 30, 2012 to a net loss of approximately $132,000 compared to a net loss of approximately $48,000 in the same quarter of the prior year. The increase in net loss is the result of lower sales during the current quarter.

The Nine-month Period Ended June 30, 2012
Compared to the Nine-month Period Ended June 30, 2011

Revenues for the nine-month period ended June 30, 2012 decreased by approximately $829,000 (21%) to approximately $3,166,000 from approximately $3,995,000 for the same nine-month period ended June 30, 2011.  Brazil sales decreased approximately $640,000 as compared to the same period last year. The decrease in sales in Brazil was due to the loss of business in several large customers and price reductions to several large customers that have merged, and implemented vendor consolidation programs. Sales in Brazil local currency were down approximately R$845,000 or 28% from the prior year. The Real to Dollar exchange rate averaged 1.84 for the current nine month period as compared to 1.66 for the prior year, resulting in a 11% decrease in the selling prices in Brazil when converted to USD. Sales in the Analyst division were also down by approximately $265,000 as the result of lower rotor sales during the current year compared to the same period last year. During the third quarter of 2011 there were several large rotor orders that were placed that did not reoccur during the current quarter. These decreases were offset by slight increases in sales of the Virgo® product line to non-Brazil customers during this year compared to the prior year and price increases for certain products which took effect in April 2012..

Cost of sales decreased by approximately $547,000 (22%) to approximately $1,955,000 from approximately $2,502,000 for the prior nine-month period ended June 30.  Cost of sales as a percentage of sales decreased to approximately 62% compared to 63% for the same period last year. This decrease was attributable to a reduction in costs during the current nine-month period. The company implemented various cost saving measures during the current quarter which resulted in the lower cost of sales, which helped in sustaining the gross margin despite the reduction in sales.

Research and development expenses increased by approximately $23,000 (575%) during the nine months ended June 30, 2012 to approximately $27,000 from $4,000 in 2011. This increase was the result of additional expenses incurred related to improvements made to certain Virgo® test kits.

Selling, general and administrative expenses decreased by approximately $213,000 (12%) for the nine months ended June 30, 2012 to approximately $1,579,000 from approximately $1,792,000 in the previous period ended June 30, 2011.  The decreases in expenses for the current year was attributable mainly to lower payroll related, travel, facility and  legal expenses during the current nine month period. In March 2012 the Company implemented various costs saving measures and expects to see a decrease in expenses for the remainder of the year which started to be fully realized in June 2012.

Total other expenses for the nine months ended June 30, 2012 increased by approximately $59,000 to approximately $350,000 from approximately $291,000 from the nine month period ended June 30, 2011.  The increase in total other expenses was due to a reduction of interest income received on the Note of approximately $10,000 and an increase in interest expense related to the line of credit and issuance of warrants. There was also an increase in expenses related to the sale of assets.  During the current nine-month period there was a loss recorded compared to a gain that was recorded during the prior year nine month period.

There was no income tax expense recorded for the nine months ended June 30, 2012 as compared to $4,000 that was recorded for the nine months ended June 30, 2011.  This tax expense resulted from income realized at the Company’s Brazilian subsidiary.

Net loss increased by approximately $145,000 for the nine months ended June 30, 2012 to a net loss of approximately $744,000 compared to a net loss of approximately $599,000 in the nine month period ended June 30, 2011.  The increase in net loss was attributable to overall lower sales during the nine months ended June 30, 2012. The costs savings and overall reduction in selling and general and administrative expenses more than offset the increase in net interest expense for the current year. During the third quarter of the current year, Hemagen had implemented substantial expense reduction initiatives that began to reduce overall costs during the current quarter and into the remainder of this fiscal year.

Liquidity and Capital Resources

At June 30, 2012 the Company had approximately $107,000 of cash, working capital of $238,436 and a current ratio of 1.13 to 1.0.  At September 30, 2011, the Company had $213,611 of cash, working capital of $923,610 and a current ratio of 1.61 to 1.0.

The Company currently has a revolving senior secured line of credit with TiFunding for the purpose of financing working capital needs as required.  The line of credit provides for borrowings up to $1,000,000 at an annual interest rate of 9%. As of June 30, 2012 and August 14, 2012, the outstanding balance on the line was $976,868. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory.  The line of credit matures on October 1, 2012 and is renewable annually.  The Company has received assurances from TiFunding that TiFunding will increase the amount available on the line of credit, if necessary.

The Company believes that cash flow from operations, the availability of the line of credit, and cash on hand at June 30, 2012 will be sufficient to finance its operations for the remainder of fiscal 2012.  During the beginning of the third quarter, the Company implemented substantial cost reduction initiatives that should reduce expenses in future periods. However, the Company can give no assurances that it will have sufficient cash to finance its operations.  The Company has no off-balance sheet financing arrangements.

Net cash used in operating activities during the nine months ended June 30, 2012 was approximately $308,000 compared to cash used in operating activities of approximately $402,000 during the nine month period ended June 30, 2011. The decrease in cash used by operating activities was principally attributable to changes in operating assets and liabilities.

Approximately $52,000 of cash was used by investing activities during the nine-month period ended June 30, 2012 compared to approximately $121,000 of cash provided from investing activities during the nine-month period ended June 30, 2011.  The net cash used in investing activities during the current nine-month period ended June 30, 2012 was for the purchases of property and equipment of approximately $87,000 during the current year offset by payments received against the note payable of approximately $35,000. The cash provided from investing activities during the nine month period ended June 30, 2011 was generated from payments received against the Note of approximately $158,000 and was offset by purchases of property and equipment of approximately $39,000 during the year. Cash received as proceeds from the sale of Company assets compared to the same period last year declined approximately $2,800.

In accordance with the terms on the Note with the purchaser of Raichem, the Company received payments in the amount of $35,000 and $157,500, for each of the nine-month periods ended June 30, 2012 and 2011, respectively.  The Note was paid in full in November of 2011.

Net cash provided by financing activities during the nine month period ended June 30, 2012 was approximately $307,000 compared to cash provided by financing activities of approximately $271,000 in the nine-month period ended June 30, 2011. The Company borrowed funds on the line of credit to fund operations during each of the nine-month periods ended June 30, 2012 and June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer (Principal Executive Officer), William P. Hales and Principal Financial Officer, Catherine Davidson have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, Mr. Hales and Ms. Davidson believe that the Company’s disclosure controls and procedures were effective as of June 30, 2012 except for the matters described below.

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

Hemagen Diagnostics, Inc.
(Registrant)

August 14, 2012	/s/William P. Hales
William P. Hal
President and
Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	/s/Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer