Form 10-K
period 2012-09-30
HEMAGEN DIAGNOSTICS INC
filed 2012-12-28
CIK 892822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012
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
☐  Yes      ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2012, was $405,224 based on a closing price of $0.03 per share of Common Stock.  As of December 13, 2012, 15,500,281 shares of Common Stock were outstanding.

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

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which Hemagen intends to pursue to achieve strategic objectives constitute forward-looking information. All forward-looking statements, including those relating to the sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, risks and other factors.  Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of Hemagen’s assets, liabilities and operations, the failure to sell date–sensitive inventory prior to its expiration, competition, new product development by competitors which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, recessionary pressures on the economy and the markets in which our customers operate, costs and difficulties in complying with the laws and regulations administered by the United States Food and Drug Administration, the ability to maintain profitable relationships with our vendors and suppliers, the ability to satisfy our repayment obligations under our debt instruments,  changes in the relative strength of the U.S. Dollar and Brazilian Reals, unfavorable political or economic developments in Brazilian operations, and the ability to assimilate successfully product acquisitions and other factors disclosed in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

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

Recent Developments

During fiscal 2012 management continued to work toward achieving its goal of increasing shareholder value and achieving sustained profitability.  Some of the important steps taken toward achieving those goals were as follows:

•	Hemagen has engaged several PhD level personnel to improve and bolster its manufacturing and product development capabilities.

•	The Company looked for opportunities to consolidate operations into more efficient space, and continues to seek out and implement cost reductions.

•	Hemagen completed improvements to certain of its autoimmune IFA product offerings.

•	The Company is working on bringing various processes in house that were previously outsourced.

•	Hemagen is evaluating several new technology innovations that it currently negotiating.

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

Current Products

Analyst® System Products

Hemagen currently markets four FDA 510(k) cleared rotor types for use on the Analyst® clinical chemistry analyzer, two general chemistry rotors, a glucose test and a lipid screen test. In addition, Hemagen sells four rotors specifically designed for the veterinary marketplace: VET-16, VetFlex7, and VetFlex rotors.

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

Hemagen markets its Virgo® product line in South America through its wholly owned subsidiary, Hemagen Diagnosticos Comerico, Importacao e Exportacao, Ltd. (“HDC”) in Sao Paulo, Brazil.  Hemagen also engages numerous distributors throughout South America. HDC maintains a fully staffed sales, marketing and distribution force, warehouse and administrative office.  In fiscal years 2012 and 2011, Hemagen derived product sales through HDC of approximately $1,533,000 and $2,390,000 respectively, which represents 38% and 46% of Hemagen’s total sales, respectively.

Products Under Development

Hemagen spent approximately $45,000 and $5,000 on research and development for the fiscal years ended September 30, 2012, and 2011, respectively.

The Company’s research and development efforts are currently focused on:

•	Developing and enhancing its IFA kits.

•	Complimenting the Analyst® product offering, including evaluating new products.

Manufacturing and Sources of Supply

Hemagen manufactures its ELISA test kits, hemagglutination test kits, immunofluorescence test kits and Analyst® and Endochek consumables at its Columbia, Maryland facility. The Analyst® and the Endochek instruments are manufactured by third parties for Hemagen.  Hemagen purchases many of the antigens and other reagents used in its kits from outside vendors.  Certain of these antigens and reagents are from single suppliers.  The Company attempts to mitigate such risk from these single suppliers by maintaining an adequate supply of inventory and/or backup suppliers.  If the products purchased from these single sources become unavailable there can be no assurances that the Company will be able to substitute a new supplier in a timely manner. As a result, limits in the availability of such products or our failure to maintain relationships with such suppliers could have a material adverse effect on our business, financial condition, and results of operations.  Certain reagents used in Hemagen's test kits are manufactured at Hemagen's facilities.  Hemagen uses lyophilization equipment to preserve sensitized red blood cells for its hemagglutination test kits.  All of Hemagen's products are manufactured under the Quality System Regulation as defined by the FDA.

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

In October 2009, the Company received ISO 13485 certification in order to market additional products in the European Community and Canada. ISO 13485 is a quality system standard specifically designed for medical device companies and is the most commonly chosen path for medical device companies to meet the quality system requirements in Europe, Canada, Japan, Australia and other countries In October 2010 Hemagen was re-audited for the ISO and was recertified for 2011. The Company is currently in the process of re-scheduling the audit for some time in January 2013.

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

Employees

As of September 30, 2012, Hemagen had fifteen full-time employees and three employees working on a contractual basis. Ten employees are in sales, marketing, general and administrative activities and eight (including contractual personnel) are involved in production activities.

None of Hemagen’s employees are represented by a labor organization and Hemagen is not a party to any collective bargaining agreement. Hemagen has never experienced any strike or work stoppage and considers its relationship with its employees to be good.  However, Hemagen can give no assurances that the Company will not experience such strikes or work stoppages in the future, either of which could have a material effect on the Company's results of operations
.
Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Hemagen leases its principal administrative office, laboratory and production facility in a 20,000 square foot building facility in Columbia, Maryland. The current lease expired on June 30, 2012 and the Company has been occupying on a month to month basis.  The Company expects to enter into a new three year lease commencing the beginning of the year and running through December 2015.  The Company expects to reduce its space to approximately 15,000 square feet. Hemagen expects to pay approximately $170,000 (assuming 20,000 square feet leased through December 2012 and a subsequent reduction to 15,000 square feet) per year in rent for the upcoming fiscal year.

Hemagen's subsidiary, Hemagen Diagnosticos Comercio, Importacao e Exportacao, Ltd, leases office space in Sao Paulo, Brazil. The lease runs through April 6, 2015. This subsidiary paid approximately $40,000 during fiscal 2012 in rent and expects to pay approximately $56,000 in fiscal year 2013. Management believes that all of the properties are adequately insured.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Hemagen's Common Stock has been traded on the over-the-counter bulletin board (OTC-BB) market since March 3, 2003 under the symbol “HMGN.OB.” On November 21, 2012, the closing bid and ask price for the Common Stock as reported by the OTC-BB were $0.04 and $0.02 per share, respectively.

For the periods indicated, the following table sets forth the range of high and low bid prices for the Common Stock as reported by the OTC-BB during fiscal 2012 and 2011.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2012	High	Low
First Quarter……………………………………………………...	$0.03	$0.02
Second Quarter…………………….…………………………...	$0.04	$0.02
Third Quarter……………………….…………………………...	$0.04	$0.03
Fourth Quarter……………………..…………………………...	$0.04	$0.02

Fiscal 2011
First Quarter………………………..…………………………...	$0.07	$0.04
Second Quarter…………………….…………………………...	$0.08	$0.06
Third Quarter……………………….…………………………...	$0.08	$0.04
Fourth Quarter……………………..…………………………...	$0.04	$0.03

As of November 19, 2012, there were 158 holders of record of Hemagen's Common Stock, which Hemagen believes represents approximately 1,233 beneficial owners.

Dividends

Hemagen has never paid cash dividends.  Hemagen currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2012	-	-	-	-
August 1-30, 2012	-	-	-	-
September 1-30, 2012	-	-	-	-
Total	-	-	-	-

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

Overview

Revenues for the fiscal year ended September 30, 2012 were $4,042,094 compared to revenues for fiscal 2011 of $5,141,226; gross margin for fiscal 2012 was $1,613,445 compared to gross margin for fiscal 2011 of $1,960,797; and the net loss for fiscal 2012 was $907,315 compared to the net loss for fiscal 2011 of $880,476. The comprehensive loss for fiscal 2012 was $965,275 compared to comprehensive loss of $918,977 for fiscal 2011.

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

Management has been working to take the appropriate actions to improve the management and operations of the Company while striving to achieve sustained profitability.  There can be no assurance that any of the previously discussed actions management is taking will achieve the desired results. However, management believes that as a direct result of these actions, cash flow from operations, cash on hand at September 30, 2012 and its line of credit availability will be sufficient to finance its operations for fiscal 2013.  See  “Recent Developments” on page 3.

At September 30, 2012, Hemagen had $66,287 of unrestricted cash, working capital of $145,059 and a current ratio of 1.07 to 1.0.

Hemagen currently has a revolving senior secured line of credit with TiFunding, a related party, for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $1,500,000 at an annual interest rate of 9%. As of December 13, 2012, the outstanding balance on the line was $976,868. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit’s maturity has been renewed until October 1, 2013 and is renewable annually thereafter.  The Company intends to renew the line when it expires.  However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or to finance its operations.

Off-Balance Sheet Arrangements

Hemagen has no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

For fiscal 2012, revenues decreased by approximately $1,099,000 (21%) to approximately $4,042,000 from approximately $5,141,000 for fiscal 2011.  Approximately $288,000 of this decrease was attributed to lower sales in the Analyst® division, approximately $777,000 related to a decrease in the autoimmune and infectious disease line and a decrease of approximately $34,000 related to overall lower sales volumes during fiscal 2012.

Sales of the Analyst® Clinical Chemistry Analyzer product line were approximately $288,000 lower in fiscal 2012 as compared to fiscal 2011. The Company lost one customer which contributed to a decrease in rotor sales of approximately $365,000 which was offset slightly by an increase in rotor pricing to other customers and an increase in Analyst ® equipment sales and service contract revenues.

Revenues from the autoimmune and infectious disease line decreased overall by approximately $777,000 during the current year to $2,720,000 in fiscal 2012 from $3,497,000 in fiscal 2011. A decrease in Brazil sales accounted for approximately $857,000 of this decrease. The decrease in sales in Brazil was due to the loss of business in several large labs, price reductions to several large customers that have merged, and vendor consolidation programs that have been implemented. Sales in Brazil local currency were down approximately R$1,053,000 or 27% from the prior year. The Real to Dollar exchange rate averaged 1.89 for the current twelve month period as compared to 1.65 for the prior year, resulting in a 15% decrease in the selling prices in Brazil when converted to USD.  Sales to non-Brazil customers increased slightly by approximately $80,000 during the current fiscal year.

Cost of product sales decreased approximately $752,000 (24%) to approximately $2,429,000 in fiscal 2012 from approximately $3,180,000 in fiscal 2011.  Gross margin increased to 40% in fiscal 2012 as compared to a 32% gross margin in fiscal 2011.  This increase in gross margin is predominately attributable to a reduction in payroll related and facility expenses during the current fiscal year. The Company also increased its prices during the current year on certain items to cover the increase in raw material costs and expects its margins to improve going forward.

Selling, general and administrative expenses decreased by approximately $422,000 during fiscal 2012 to approximately $2,007,000 from approximately $2,429,000 in fiscal 2011. The decrease was attributable to a reduction of payroll, travel, facilities and legal expenses during the current year.

Research and development expenses for fiscal 2012 increased approximately $40,000 (800%) to approximately $45,000 from $5,000, in the previous year. The increase was the result of development costs related to product improvements during the current fiscal year.

For fiscal 2012 Hemagen had a net operating loss of approximately $438,000 as compared to $473,000 of operating loss in the previous fiscal year.  This decrease of approximately $35,000 in operating loss is the result of the Company’s implementation of cost cutting measures to improve margins.  The lower expenses are primarily related to payroll and facility related costs.

Net interest expense for fiscal year 2012 increased by approximately $63,000 to $469,000 in 2012 from $407,000 in the prior year. During the current fiscal year there was approximately $16,000 of additional interest expense related to the issuance of warrants that occurred when the line of credit was transferred in February 2011. There was also an increase of approximately $35,000 of interest expense related to the line of credit which was the result of carrying a higher outstanding balance during the year in conjunction with an increase in the annual rate. The annual rate changed from 5.5% to 9% in February of 2011 when the line was transferred.  A decrease in interest income of approximately $11,000 was the result of the declining balance on the note receivable that also contributed to the overall change.

In fiscal year 2012, the Company recorded no income tax expense  as compared to approximately $4,000 recorded in fiscal year 2011.  All of the income tax expense recorded during fiscal year 2011 is related to the Company’s Brazilian subsidiary and represents the net tax expense after adjusting the benefit of loss carry-forwards utilized according to Brazilian tax law.

Net loss for fiscal year 2012 increased by approximately $26,000 to $907,000 as compared to a net loss of approximately $881,000 in the previous fiscal year. This increase in net loss is attributable to lower sales volumes during the current fiscal year and an increase in interest expense, which was offset by an increase in gross margin, and lower overall administrative expenses.

Liquidity and Capital Resources

At September 30, 2012, Hemagen had $66,287 of unrestricted cash, working capital of $145,059 and a current ratio of 1.07 to 1.0. At September 30, 2011, Hemagen had $213,611 of unrestricted cash, working capital of $923,610 and a current ratio of 1.61 to 1.0

Hemagen currently has a revolving senior secured line of credit with TiFunding for the purpose of financing working capital needs as required. The line of credit provides for borrowings up to $1,500,000 at an annual interest rate of 9%. As of September 30, 2012 and December 5, 2012, the outstanding balance on the line was $976,868. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit was increased to $1,500,000 as of September 30, 2012 and the maturity has been renewed until October 1, 2013. This line of credit is renewable annually thereafter. The Company intends to renew the line when it expires.

On July 6, 2012, the Company requested that the holders of the Modified Notes forgo the right to receive interest payments for the quarters ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013. Under the terms of the Modified Notes, the Company’s failure to make such payments may constitute events of default which may result in the acceleration of the Company’s obligation to repay the $4,049,858 principal amount with accrued interest and penalties. As of September 30, 2012, holders of $3,352,868 (83%) principal amount of Modified Notes had agreed in writing to forgo the rights to receive the above-referenced interest payments. The remaining Noteholders have not responded.  The Company will continue to seek such agreement from the other holders. The Company continues to accrue interest on these Notes.  As of September 30, 2012, related accrued interest amounted to $162,438.  There was no accrued interest on the Notes as of September 30, 2011.

During fiscal 2012, Hemagen had capital expenditures of approximately $91,000, which included server and computer upgrades and various lab equipment used in production.

Cash used by operating activities was approximately $359,000; cash used by investing activities was approximately $56,000 and cash provided by financing activities was approximately $307,000. The effect of exchange rates on cash in fiscal year 2012 resulted in a negative cash adjustment of approximately $40,000.

Hemagen believes that cash flow from future operations and cash on hand at September 30, 2012 will be sufficient to finance its operations for fiscal 2013. Additionally, the Company has approximately $500,000 available under the existing line of credit. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or finance its operations.

Fiscal 2012 compared to Fiscal 2011

Hemagen used approximately $359,000 of cash in its operating activities during fiscal 2012 compared to $337,000 of cash used in its operating activities in fiscal 2011. The cash provided from the change in operating assets and liabilities was approximately $286,000 during fiscal 2012 compared to $270,000 of cash provided during fiscal 2011.

Cash used by investing activities totaled approximately $56,000 in fiscal 2012, as compared to approximately $156,000 provided by investing activities in fiscal 2011. During fiscal 2012 there was an increase in the outlay of cash for purchases of property and equipment of approximately $35,000 compared to the prior year which consisted of new servers and lab equipment in conjunction a decrease in cash of approximately $175,000 compared to the prior year related to the payments received on the Note Receivable which was fully collected in November of 2011.

Cash provided by financing activities totaled approximately $307,000 in fiscal 2012 as compared to $271,000 of cash provided in fiscal 2011.  The cash which was borrowed against the line of credit during the current year and prior year contributed to funding the operations of the Company.

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

Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 18 months, depending on the product. Several factors may influence the realizabiltiy of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company expects to adopt ASU 2011-08 in its first quarter of fiscal 2013 and does not expect it to have a material impact on the Company's consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. ASU 2011-12 defers only those changes in ASU2011-05 that relate to the presentation of reclassification adjustments. The Board has reinstated the requirements for the presentation of reclassification out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The adoption of the amendments of ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company expects to adopt ASU 2011-04 in its first quarter of fiscal 2013 and does not expect the adoption to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements.

See Item 15 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Hales, and the Company’s Principal Financial Officer, Catherine M. Davidson, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, these officers believe that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Effective October 1, 2012, the Company and TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, extended the maturity date of the Company’s line of credit facility to October 1, 2013. Also effective October 1, 2013, TiFunding and the Company increased the maximum amount that may be borrowed under the facility from $1,000,000 to $1,500,000. The Company and TiFunding entered into a Tenth Modification to Loan and Security Agreement and Eighth Allonge to Promissory Note are filed herewith as exhibits and are incorporated into this item by reference.

PART III

Executive Officers and Directors

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents information regarding the Directors of the registrant.

Dr. Alan S. Cohen Director Since 1993 Term Expires 2013 Age: 86
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

William P. Hales Director since 1999 Term Expires 2014 Age: 50
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

Edward T. Lutz Director since 2004 Term Expires 2013 Age: 66
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

The executive officers as of the date of this report:

Name	Age	Position
William P. Hales	50	Chairman of the Board, President and Chief Executive Officer
Catherine M. Davidson (a)	47	Controller, Principal Financial and Accounting Officer

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

SUMMARY COMPENSATION TABLE

The following sets forth compensation paid, earned or awarded to the CEO and Principal Executive officer and the Principal Financial and Accounting Officer during the last two fiscal years ended September 30:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
William P. Hales	2012 2011	148,781 172,500	— —	— —	317 --	— —	— —	43,250 43,774	(1) (2)	192,348 216,274
Catherine M. Davidson	2012 2011	109,729 115,000	— —	— —	317 —	— —		751 1,183	(3) (4)	110,797 116,183

(1)
Represents $31,924 in provision for housing, $10,200 for a car allowance and an estimated $1,126 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2012.

(2)	Represents $31,800 in provision for housing, $10,200 for a car allowance and $1,774 for the Company’s contributions in the Employee Stock Ownership Plan for the plan year ending September 2011.
(3)	Represents Company’s estimated contributions in the Employee Stock Ownership plan for plan year ending September 2012.
(4)	Represents Company’s contributions in the Employee Stock Ownership plan for plan year ending September 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William P. Hales	250,000	—	—	.20	10/25/2015	—	—	—	—
	406,208	—	—	.19	03/04/2019	—	—	—	—
	1,223,334	616,666(1)	—	.11	05/27/2020	—	—	—	—
	85,000	—	—	.07	05/27/2020	—	—	—	—
	1,000	—	—	.05	04/30/2022	—	—	—	—
	1,000	—	—	.05	05/15/2022	—	—	—	—
	1,000	—	—	.05	05/30/2022	—	—	—	—
	1,000	—	—	.05	06/15/2022	—	—	—	—
	1,000	—	—	.05	06/29/2022	—	—	—	—
	1,000	—	—	.05	07/15/2022	—	—	—	—
	1,000	—	—	.05	07/30/2022	—	—	—	—
	1,000	—	—	.05	08/15/2022	—	—	—	—
	1,000	—	—	.05	08/30/2022	—	—	—	—
	1,000	—	—	.05	09/15/2022	—	—	—	—
	1,000	—	—	.05	09/30/2022	—	—	—	—

Catherine M. Davidson	10,000	—	—	.19	01/10/2013	—	—	—	—
	1,000	—	—	.05	04/30/2022	—	—	—	—
	1,000	—	—	.05	05/15/2022	—	—	—	—
	1,000	—	—	.05	05/30/2022	—	—	—	—
	1,000	—	—	.05	06/15/2022	—	—	—	—
	1,000	—	—	.05	06/29/2022	—	—	—	—
	1,000	—	—	.05	07/15/2022	—	—	—	—
	1,000	—	—	.05	07/30/2022	—	—	—	—
	1,000	—	—	.05	08/15/2022	—	—	—	—
	1,000	—	—	.05	08/30/2022	—	—	—	—
	1,000	—	—	.05	09/15/2022	—	—	—	—
	1,000	—	—	.05	09/30/2022	—	—	—	—

(1) These unexercisable options will vest as follows:

# Options	Vesting Date
616,666	05/27/2013

Director Compensation

Non-employee Directors receive a $2,500 cash payment per quarter and receive 2,500 shares each quarter of the Company’s common stock as compensation.  Non-employee Directors of the Company are granted an option to purchase 10,000 shares of the Company’s common stock at the election of their three-year term.  In addition, Non-employee Directors that serve on a committee or committees of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock at the annual appointment of their position. The following chart shows director compensation for the fiscal year ended September 30, 2012.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan Cohen	10,000	300	-	-	-	-	10,300
Edward Lutz	10,000	300	-	-	-	-	10,300

The following table shows the aggregate number of shares of stock and options held as of September 30, 2012 for each director.

Name	# Shares Common Stock	# Options
Alan S. Cohen	353,665	90,000
Edward T. Lutz	194,026	80,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of November 19, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our Directors and named executive officers, and all of our Directors and executive officers as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
William P. Hales President & CEO, Director 9033 Red Branch Rd. Columbia, MD 21045	10,866,359	(1)	43.4%
Jonathan E. Rothschild 1061-B Shary Circle Concord, CA 94518	1,133,021	(2)	7.3%
Dr. Alan Cohen Director 99 Florence Street Bldg. 60, Unit4A Chestnut Hill, MA 02467	443,665	(3)	2.8%
Edward T. Lutz Director 6 West Sanders St. Greenlawn, NY 11740	274,026	(4)	1.8%
Catherine M. Davidson Controller, Principal Financial and Accounting Officer 9033 Red Branch Road Columbia, MD 21045	128,103	(5)	0.8%
All Directors and Executive Officers as a Group (4 persons)	11,712,153		46.5%

(1)
Share ownership includes 1,990,542 shares issuable upon the exercise of options within 60 days, senior subordinated secured notes convertible into 2,527,000 shares of common stock within 60 days, warrants for 5,000,000 shares of common stock exercisable within 60 days and 199,267 shares in the employee ESOP plan as of the plan year ending September 30, 2011.

(2)	Information based upon Schedule 13G filed by Mr. Rothschild on January 20, 2005.
(3)	Includes 90,000 shares issuable upon the exercise of options within 60 days.
(4)	Includes 80,000 shares issuable upon the exercise of options within 60 days.
(5)	Share ownership includes 21,000 shares issuable upon the exercise of options within 60 days and 107,103 shares in the employee ESOP plan as of the plan year ending September 30, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our Securities authorized for issuance under our currently effective Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,091,208(1)	$0.14	354,792(2)
Equity compensation plans not approved by security holders	-----	-----	-----
Total	3,091,208(1)	$0.14	354,792(2)

1.
Amount includes 386,000 options for the purchase of common stock pursuant to the Company’s 2001 Stock Option Plan approved by the shareholders on February 27, 2001, 60,000 options for the purchase of common stock pursuant to the Company’s 2000 Directors’ Stock Option Plan approved by the shareholders on April 25, 2000, and 2,645,208 options for purchases of common stock pursuant to the Company’s 2007 Stock Option Plan approved by the shareholders on April 24, 2007 that have been issued as of September 30, 2011.

2.	Amount represents options for the purchase of common stock approved by the shareholders pursuant to the Company’s 2007 Stock Option plan that have not been issued as of September 30, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company, owns $884,450 in aggregate principal amount of the senior subordinated secured convertible notes due September 30, 2014.  Refer to Note 9 for a description of the senior notes.

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a line of credit facility to the Company for the purpose of financing working capital needs. TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000.

The facility’s term expires on October 1, 2013, is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,500,000 are based on certain receivables and inventory of the Company. The facility is secured by a first lien on all assets of the Company. In connection with the facility, the Company issued to TiFunding a warrant to purchase for $1,000,000 shares of the Company Common Stock at an exercise price of $0.20 per share. The warrant is exercisable at any time until February 7, 2016 and has certain demand registration rights. As of December 13, 2012 the outstanding balance on the facility was $976,868. The Company is in compliance with all of the covenants in the facility as of the date of this report.

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

Hemagen’s independent public accountants are Stegman and Company.  Stegman and Company has served in that capacity since fiscal year 2007.  Aggregate fees billed to Hemagen in fiscal 2012 and 2011 by its principal accountants, Stegman and Company were:

	2012		2011
Audit fees and SAS 100 quarterly review fees	$62,925		$52,493
Audit – related fees	750		--
Tax fees	$7,000	(a)	$6,500	(a)
All other fees	--		--
	$70,675		$58,993

(a)	The Audit Committee believes the provision of these services is compatible with maintaining the principal accountant’s independence.

Audit Fees.  Audit services of Stegman and Company for fiscal 2012 and 2011 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission.

Audit-Related Fees. Audit-related fees include fees for services provided by Stegman and Company that are closely related to the audit and in many cases could only be provided by Stegman and Company. Such services include consents related to the SEC and other regulatory filings.

Tax Fees.  Tax fees included charges primarily related to the preparation of federal and state tax returns.

All Other Fees.   Fees paid to Stegman and Company for services other than as described under “Audit Fees” and “Tax Fees” for the 2012 and 2011 fiscal years.

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

10.18	Tenth Modification to Loan and Security Agreement between the Company and TiFunding LLC (Filed herewith)
10.19	Eighth Allonge to Promissory Note executed by the Company in favor of TiFunding LLC (Filed herewith)
10.20	Warrant to Purchase Shares of Common Stock issued to TiFunding LLC (Incorporated by reference to Hemagen’s Form 10-Q for the quarterly period ended December 31, 2010.)
14	Code of Ethics Policy (Incorporated by reference to Hemagen’s Form 10-KSB for the fiscal year ended September 30, 2003)

Exhibit No.	Description of Exhibit
23.1	Consent of Stegman and Company (Filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
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

Date: December 28, 2012	HEMAGEN DIAGNOSTICS, INC. By: /s/ William P. Hales William P. Hales, Chairman of the Board, President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ William P. Hales William P. Hales	Chairman of the Board, President and Chief Executive Officer	December 28, 2012
/s/ Alan S. Cohen Alan S. Cohen	Director	December 28 2012
/s/ Edward T. Lutz Edward T. Lutz	Director	December 28, 2012
/s/ Catherine M. Davidson Catherine M. Davidson	Principal Financial Officer and Principal Accounting Officer	December 28, 2012

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In assessing the internal controls, management is aware that there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company.  As a result of the limitations of the resources and segregation of duties, management acknowledges a material weakness in internal control over financial reporting.  As a result, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, the Company’s internal controls over financial reporting were ineffective. This material weakness has not been remediated.

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

/s/ William P. Hales
William P. Hales
President and Chief Executive Officer
December 28, 2012
/s/ Catherine M. Davidson
Catherine M. Davidson
Principal Financial Officer
December 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hemagen Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hemagen Diagnostics, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended September 30, 2012. Company management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we were engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemagen Diagnostics, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2012, in conformity with accounting principals generally accepted in the United States of America.

/s/ Stegman and Company

Baltimore, Maryland
December 28, 2012

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and 2011

ASSETS	2012	2011

CURRENT ASSETS:
Cash	$66,287	$213,611
Accounts Receivable, less allowance for doubtful accounts of $53,846 and $67,286 at September 30, 2012 and 2011, respectively	587,521	580,240
Inventories, net	1,363,052	1,460,780
Current Portion of Note Receivable	-	35,000
Prepaid expenses and other current assets	77,886	159,493
Total current assets	2,094,746	2,449,124

PROPERTY AND EQUIPMENT; net of accumulated depreciation and amortization of $6,509,120 and $6,431,680 at September 30, 2012 and 2011, respectively	282,307	386,520

OTHER ASSETS:
Other Assets	65,691	52,658
Total other assets	65,691	52,658

Total Assets	$2,442,744	$2,888,302

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT	2012	2011

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$951,840	$818,875
Revolving line of credit	976,868	669,413
Deferred revenue	20,979	37,226
Total current liabilities	1,949,687	1,525,514

LONG-TERM LIABILITIES:
Senior subordinated secured convertible notes	4,049,858	4,049,858
Total Long-Term Liabilities	4,049,858	4,049,858
Total liabilities	5,999,545	5,575,372

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 1,000,000 shares
authorized; none issued	--	--
Common stock, $0.01 par value – 45,000,000 shares
authorized; 15,600,281 and 15,585,281 shares issued and
outstanding at September 30, 2012 and 2011, respectively	156,002	155,852
Additional paid-in capital	23,133,611	23,038,217
Accumulated deficit	(26,678,231)	(25,770,916)
Less treasury stock at cost; 100,000 shares at
September 30, 2012 and 2011	(89,636)	(89,636)
Accumulated other comprehensive (loss) income -
currency translation (loss) income	(78,547)	(20,587)

Total stockholders’ deficit	(3,556,801)	(2,687,070)

Total liabilities and stockholders’ deficit	$2,442,744	$2,888,302
The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Years Ended September 30, 2012 and 2011

	2012	2011
Net sales	$4,042,094	$5,141,226
Cost of sales	2,428,649	3,180,429
Gross Profit	1,613,445	1,960,797

Operating Expenses:
Selling, general and administrative	2,006,712	2,428,511
Research and development	44,647	5,003
Total operating expenses	2,051,359	2,433,514

Total operating loss	(437,914)	(472,717)

Other income (expense)
Interest expense, (net)	(469,174)	(406,563)
Gain (loss) on Sale of Assets	(1,261)	2,800
Other income	1,034	135

Total other expense	(469,401)	(403,628)

Net loss, before income taxes	(907,315)	(876,345)

Income tax expense (benefit)	-	(4,131)

Net loss	(907,315)	(880,476)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(57,960)	(38,501)
Other comprehensive loss	(57,960)	(38,501)

Comprehensive loss	$(965,275)	$(918,977)

Net loss per share – Basic	$(0.06)	$(0.06)
Net loss per share – Diluted	$(0.06)	$(0.06)

Weighted average common shares used in the calculation of net loss per share – Basic and Diluted	15,496,237	15,476,486
The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2012 and 2011

	Common Stock		Additional	Accumulated	Accumulated Other	Treasury Stock		Total Stockholders’
	Shares	Par Value	Paid in Capital	Deficit	Comprehensive Loss	Shares	Cost	Deficit
Balance as of October 1, 2010	15,565,281	$155,652	$22,959,539	$(24,890,440)	$17,914	(100,000)	$(89,636)	$(1,846,971)
Net Loss				(880,476)				(880,476)
Foreign Exchange translation adjustment					(38,501)			(38,501)

Stock Based Compensation			45,999					45,999
Amortization of interest expense - warrants			31,879					31,879
Shares issued for compensation	20,000	200	800					1,000
Balance at September 30, 2011	15,585,281	$155,852	$23,038,217	$(25,770,916)	$(20,587)	(100,000)	$(89,636)	$(2,687,070)
Net Loss				(907,315)				(907,315)
Foreign Exchange translation adjustment					(57,960)			(57,960)

Stock Based Compensation			47,326					47,326
Amortization of interest expense - warrants			47,818					47,818
Shares issued for compensation	15,000	150	250					400
Balance at September 30, 2012	15,600,281	$156,002	$23,133,611	$(26,678,231)	$(78,547)	(100,000)	$(89,636)	$(3,556,801)
The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOW For The Years Ended September 30, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net (loss) income	$(907,315)	$(880,476)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	164,250	185,814
Non-cash interest expense - warrants	47,818	31,879
Stock based compensation	47,326	45,999
Shares issued for compensation	400	1,000
Bad debt expense	(212)	11,112
Gain on the sale of assets	1,261	(2,800)
Changes in operating assets and liabilities:
Accounts receivable	(7,069)	78,540
Inventories	109,562	(74,463)
Prepaid expenses and other assets	68,574	180,633
Accounts payable and accrued liabilities	132,965	75,705
Deferred revenue	(16,247)	9,889
Net cash used by operating activities	(358,687)	(337,168)

Cash flows from investing activities
Purchase of property and equipment	(91,037)	(56,414)
Proceeds from the sale of assets		2,800
Payments received on Note Receivable	35,000	210,000
Net cash (used) provided by investing activities	(56,037)	156,386

Cash flows from financing activities
Net borrowings on revolving line of credit	307,455	271,413
Net cash provided by financing activities	307,455	271,413

Effect of exchange rates on cash	(40,055)	(28,763)

Net change in cash	(147,324)	61,868
Cash, beginning of year	213,611	151,743
Cash, end of year	$66,287	$213,611
The accompanying notes are an integral part of these financial statements

Hemagen Diagnostics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ending September 30, 2012 and 2011

NOTE 1 - NATURE OF BUSINESS

Hemagen Diagnostics, Inc. (the “Company”), a Delaware company, is a biotechnology company that develops, manufactures, and markets more than 68 FDA-cleared proprietary medical diagnostic test kits.  Hemagen has two different product lines.  The Virgo® product line consists of diagnostic test kits that are used to aid in the diagnosis of certain autoimmune and infectious diseases, using ELISA, Immunofluorescence, and hemagglutination technology.  The Analyst® product line is an FDA-cleared bench top clinical chemistry analyzer system, including consumables, that is used to measure important constituents in human and animal blood.  In the United States, the Company sells its products through distributors and directly to physicians, veterinarians, clinical laboratories and blood banks and on a private-label basis through multinational distributors.  Internationally, the Company sells its products primarily through distributors.  The Company was incorporated in 1985 and became a public company in 1993.

NOTE 2 – FINANCIAL CONDITION

At September 30, 2012, Hemagen had $66,287 of unrestricted cash, working capital of $145,059 and a current ratio of 1.07 to 1.0.  Hemagen currently has a revolving senior secured line of credit with TiFunding, a related party, for the purpose of financing working capital needs as required. The line of credit currently provides for borrowings up to $1,500,000 at an annual interest rate of 9%. As of September 30, 2012, the outstanding balance on the line was $976,868. Hemagen believes that cash flow from operations and cash on hand at September 30, 2012 will be sufficient to finance its operations for fiscal 2013. The Company’s ability to borrow on the line is based on a borrowing base calculation dependent on certain receivables and inventory. The line of credit’s maturity has been extended and currently expires October 1, 2013. The line of credit was also increased from $1,000,000 to $1,500,000 as of September 30, 2012 and is renewable annually thereafter. The Company intends to renew the line when it expires. However, Hemagen can give no assurances that it will have sufficient cash to repay the line of credit if it is not renewed or to finance its operations. Hemagen has no off-balance sheet transactions.

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

Accounts Receivable

A majority of the Company’s accounts receivable are due from distributors (domestic and international), hospitals, universities, and physician and veterinary offices and other entities in the medical field.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts with outstanding balances for longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are posted against the allowance for doubtful accounts.  The balance of the allowance for doubtful accounts was $53,846 and $67,286 on September 30, 2012 and 2011, respectively.  The Company does not accrue interest on accounts receivable past due.

Inventories

Inventories are stated at the lower of standard cost, determined on the first-in, first-out basis, or market.  Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand.  The Company had $564,284 and $541,158 of inventory reserves as of September 30, 2012 and 2011, respectively.

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

Other Assets

Other assets, net at September 30, 2012 and 2011 consists of product registration certificates that are being amortized over their 5 year life and security deposits relating to the facilities that are being leased.

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

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

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

Fair Value of Financial Instruments

Financial instruments include cash, customer receivables, accounts payable, certain other accrued liabilities and long-term debt.  The carrying value of long-term debt approximates its fair value based on the current rate offered to the Company for debt of similar remaining maturities.  The carrying values of all other financial instruments also approximate their fair values.

Advertising Expenses

Costs of advertising, which also include promotional expenses, are expensed as incurred.  Advertising expenses for fiscal 2012 and 2011 were approximately $9,137 and $12,201, respectively.

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company expects to adopt ASU 2011-08 in its first quarter of fiscal 2013 and does not expect it to have a material impact on the Company's consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. ASU 2011-12 defers only those changes in ASU2011-05 that relate to the presentation of reclassification adjustments. The Board has reinstated the requirements for the presentation of reclassification out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The adoption of the amendments of ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company expects to adopt ASU 2011-04 in its first quarter of fiscal 2013 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

William P. Hales, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company, owns $884,450 in aggregate principal amount of the Company’s senior subordinated secured convertible notes due September 30, 2014.  Refer to Note 9 for a description of the senior notes.

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

NOTE 5 - INVENTORIES

Inventories at September 30, consist of the following:

	2012	2011

Raw materials	$1,086,129	$1,039,604
Work-in-process	63,121	48,049
Finished goods	778,086	914,285
	1,927,336	2,001,938
Less reserves (obsolesce and dating),	(564,284)	(541,158)
Inventories, net	$1,363,052	$1,460,780

A large portion of the reserve is for Analyst® equipment and parts and discontinued VIRGO® inventory items that are no longer being used but have not yet been disposed.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, consists of the following:

	2012	2011

Furniture and equipment	$6,688,546	$6,723,107
Leasehold improvements	102,882	95,093
	6,791,428	6,818,200

Less accumulated depreciation and amortization	(6,509,120)	(6,431,680)

Property and equipment, net	$282,307	$386,520
Depreciation and amortization expense relating to property and equipment was $164,250 and $185,814 for the years ended September 30, 2012 and 2011, respectively. Of these amounts $138,430 and $153,643 were included in the SG&A for fiscal 2012 and 2011, respectively and $25,820 and $32,171 were included in costs of sales for fiscal years 2012 and 2011, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following at September 30:

	2012	2011
Accounts payable – trade	$368,775	$415,221
Accrued professional fees	32,300	20,150
Accrued vacation	85,178	81,883
Accrued taxes	64,959	64,636
Accrued interest	198,949	36,511
Accrued other	201,679	200,474

Accounts payable and accrued liabilities	$951,840	$818,875

NOTE 8 - LINE OF CREDIT

TiFunding, LLC, a Delaware limited liability company owned by William P. Hales, the Company’s Chief Executive Officer and President, and his father, provides a senior secured line of credit facility to the Company for the purpose of financing working capital needs.  TiFunding acquired this facility on February 7, 2011 from Bay Bank, FSB for approximately $360,000, and increased the line of credit to $1,000,000 dollars. On October 1, 2012, the TiFunding increased the line of credit to $1,500,000.  Interest expense related to this line of credit for the fiscal years ended 2012 and 2011 was $78,748 and $35,335, respectively.

The facility’s term maturity has been renewed and is now due on October 1, 2013. The line is renewable annually and provides for borrowings at an annual interest rate of 9%. Maximum borrowings under the facility not to exceed $1,500,000 are based on certain receivables and inventory of the Company.  The facility is secured by a first lien on all assets of the Company.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to the warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.   As of September 30, 2012, the outstanding balance on the facility was $976,868.  The Company is in compliance with all of the covenants in the facility as of the date of this report.

NOTE 9 – SENIOR SUBORDINATED SECURED CONVERTIBLE NOTES

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

On July 6, 2012, the Company requested that the holders of the Modified Notes forego the right to receive interest payments for the quarters ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013. Under the terms of the Modified Notes, the Company’s failure to make such payments may constitute events of default which may result in the acceleration of the Company’s obligation to repay the $4,049,858 principal amount with accrued interest and penalties. As of September 30, 2012, holders of $3,352,868 (83%) principal amount of Modified Notes had agreed in writing to forgo the rights to receive the above-referenced interest payments. The remaining Noteholders have not responded. The Company will continue to seek such agreement from the other holders. The Company continues to accrue interest on these Notes.  As of September 30, 2012, related accrued interest amounted to $162,438.  There was no accrued interest on the Notes as of September 30, 2011.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are issued or outstanding at September 30, 2012 or 2011.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments totaling $78,547 of loss and $20,587 of loss at September 30, 2012 and 2011, respectively.

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

The Company recorded in selling, general and administrative expenses, $47,326 and $45,999 of stock compensation expense for the years ended September 30, 2012 and 2011, respectively.

The following are the assumptions made in computing the fair value of the share-based awards:
	2012	2011
Dividend yield	--	--
Expected volatility	131.48% - 134.20%	129.73% - 137.95%
Risk-free interest rate	1.52% - 1.97%	1.47% - 3.48%
Expected life in years	10	5 - 10

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

A summary of the stock option activity for the year ended September 30, 2012 and related information is shown below:
	Shares	Weighted-Average Exercise Price	Weighted- Average Life in years

Balance, October 1, 2010	2,932,208	$0.15	7.56
Granted	230,000	0.10	5.26
Exercised	-	-	-
Cancelled or expired	(20,000)	$0.17	1.78

Balance, September 30, 2011	3,142,208	$0.14	7.43
Granted	54,000	$0.07	9.49
Exercised	-	-	-
Cancelled or expired	(105,000)	$0.32	-

Balance, September 30, 2012	3,091,208	$0.14	6.67

Exercisable, September 30, 2012	2,344,542	$0.15	6.51

Exercise prices for options outstanding as of September 30, 2012 ranged from $0.04 to $0.70 as follows:
Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2012	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price

0.04 – 0.14	2,279,000	7.3	0.11
0.15 – 0.24	682,208	4.9	0.19
0.25 – 0.34	55,000	2.3	0.28
0.35 – 0.59	50,000	5.6	0.35
0.60 – 0.70	25,000	1.4	0.70
0.04 – 0.70	3,091,208	6.7	0.14

The weighted-average grant date fair value of options granted during 2012 and 2011 was $1,617 and $10,158, respectively.

Assuming that no additional share-based payments are granted after September 30, 2012, $34,468 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of five years.  The options outstanding and exercisable as of September 30, 2012 have no intrinsic value.

Warrants

On February 7, 2011, TiFunding LLC, a Delaware limited liability company owned by William P. Hales , the Company’s Chief Executive Office and President, and his father purchased the senior secured credit line facility from Bay Bank, FSB for approximately $360,000.  In connection with the facility, the Company issued to TiFunding warrants to purchase $1,000,000 in shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants are exercisable at any time until February 7, 2016 and have certain demand registration rights. The expense related to these warrants is being amortized over the life of the warrants and is included as interest expense in the accompanying financial statements.

The following table summarizes the Company’s warrant activity for the twelve months ended September 30, 2012:

	Warrants	Average Weighted Exercise Price	Weighted Average Life (in years)
Warrants Outstanding – October 1, 2010	--
Granted	5,000,000	.20	5.00
Exercised	--
Forfeited, cancelled or expired	--

Warrants Outstanding – September 30, 2011	5,000,000	.20	4.36
Granted	--		$--
Exercised	--	--	--
Forfeited, cancelled or expired	--	--	--
Warrants outstanding – September 30, 2012	5,000,000	$.20	3.36

Warrants exercisable – September 30, 2012	5,000,000	$.20	3.36

As of September 30, 2012 there was $159,394 of unamortized interest expense associated with these warrants. This expense will be fully amortized within five years.

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

NOTE 11 - INCOME TAXES

For the fiscal years ended September 30, 2012 and 2011, domestic and foreign losses before income taxes from continuing operations are as follows:

Years ended September 30,	2012	2011

Domestic	$(437,685)	$(666,931)
Foreign	(469,630)	(209,414)

Net loss before income taxes	$(907,315)	$(876,345)

For the fiscal year ended September 30, 2011, the Company had current income tax expense of approximately $4,131 which related to foreign income tax expenses from its Brazilian subsidiary. The Company did not recognize any income tax expense for the fiscal year ended September 30, 2012 The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

Years ended September 30,	2012	2011

Federal tax at statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Current tax expense on international operations	--	24%

	0%	24%

Deferred tax assets (liabilities) are comprised of the following at September 30, 2012 and 2011:

	2012	2011

Net operating loss carry forwards	$8,074,000	$7,717,000
Inventory reserve	226,000	216,000
Accounts receivable reserve	4,000	8,000
Other	106,000	82,000
Total deferred tax assets	8,410,000	8,023.000
Basis difference in fixed assets	(24,000)	(43,000)
Net deferred tax assets	8,386,000	7,980,000
Valuation allowance	(8,386,000)	(7,980,000)
Total reported deferred tax assets	$--	$--

The Company has provided a valuation allowance equal to 100% of the net deferred tax asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

At September 30, 2012, the Company had approximately $23,745,000 of federal operating loss carry-forwards available to offset future taxable income, which expire on various dates beginning 2016 through 2032.  Ownership changes as defined in the Internal Revenue Code may limit the amount of net operating loss and tax credit carry-forwards that may be utilized annually.  The Company also had Brazilian net operating loss carry-forwards of approximately R$2,046,907 which are available to offset future Brazilian taxable income.

NOTE 12 - SIGNIFICANT SALES AND CONCENTRATION OF CREDIT RISK

Revenues derived from export sales, excluding sales to the company’s subsidiary in Brazil, amounted to approximately $1,236,606 or 31% of total sales in 2012 and $1,543,973, or 30% of total sales in 2011.  Export sales to Europe were approximately $719,042 or 18% of total sales in 2012 and $1,028,917 or 20% of total sales in 2011.

At September 30, 2012 and 2011, the Company had approximately $31,270 and $37,458 of cash in foreign bank accounts.

NOTE 13 - GEOGRAPHICAL INFORMATION

The Company considers its manufactured kits, tests and instruments as one operating segment.

The following table sets forth revenue for the periods reported and assets by geographic location for the twelve months ended September 30, 2012 and 2011, respectively.

	United States*	Brazil	Consolidated

September 30, 2012:
Revenues	$2,509,029	$1,533,065	$4,042,094
Long-lived assets	180,109	167,889	347,998
September 30, 2011:
Revenues	$2,750,948	$2,390,278	$5,141,226
Long-lived assets	175,697	263,481	439,178

* Includes export sales to countries other than Brazil of approximately $1,236,606 and $1,543,973 for 2012 and 2011, respectively.

The long-lived assets include property and equipment and intangibles, net of any depreciation and amortization.

NOTE 14- COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases lasting through 2015.  Future minimum lease commitments under the non-cancelable operating leases are as follows:

Years ending September 30,

2013	$58,236
2014	$56,896
2015	$28,094

Rent expense was approximately $301,237 and $394,000 for 2012 and 2011, respectively. Rent expense is included in the selling, general and administrative expense category on the income statement.

Employee Benefit Plans

The Company maintains a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees.  Participant contributions and employer matching contributions are made as defined in the 401(k) Plan agreement. The Company’s policy is to contribute to the ESOP plan rather than to match 401K contributions. As such, effective October 1, 2003, the Company created an Employee Stock Ownership Plan (ESOP) for the benefit of its employees, which has been determined by the Internal Revenue Service to be a qualified retirement plan subject to section 4975(E)7 of the Code. The Employer has no obligations to contribute any amount under this plan except as so determined at its sole discretion.  Employees are eligible to participate in the ESOP after 90 days of active employment and fully vest in the benefits after five years of service.  The Company’s contributions to the ESOP were $6,365 and $10,000 in cash during the fiscal years 2012 and 2011, respectively. The compensation committee of the Board of Directors approves all contributions to the ESOP plan.  At September 30, 2012 and 2011, the ESOP owned approximately 881,281 shares of Hemagen common stock that were either purchased in the open market by the ESOP, or contributed by the company to the ESOP. As of September 30, 2012 the ESOP plan had approximately $3,519 of cash available to purchase additional shares in the open market. The 881,281 shares owned by the ESOP represent approximately 6% of the shares outstanding as of September 30, 2012.

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

NOTE 15 – EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the twelve months ended September 30, 2012 and 2011, respectively.  Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock options and convertible debentures.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock and if-converted method based on the Company’s average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share for the twelve month periods ended September 30, 2012 and 2011, respectively.

	Twelve Months Ended September 30,
	2012	2011

Numerator:
Net loss	$(907,315)	$(880,476)

De Denominator:
Weighted-average shares outstanding	15,496,237	15,476,486
Effect of dilutive shares	--	--
Denominator for diluted earnings per share	15,496,237	15,476,486

Basic Earnings per share	$(0.06)	$(0.06)
Diluted Earnings per share	$(0.06)	$(0.06)

Diluted net income per share does not include the effect of the following common stock equivalents related to outstanding convertible debentures and stock purchase options as their effect would be antidilutive:

	Twelve Months Ended September 30,
	2012	2011

Convertible Notes	11,571,022	11,571,022
Warrants	5,000,000	5,000,000
Options to purchase common stock	3,091,208	3,142,208
Total antidilutive instruments	19,662,230	19,713,230

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH

September 30,	2012	2011

Cash paid for interest	$202,558	$388,914

Cash paid for income taxes (Brazil)	$--	$4,132